Form 10-K405
period 1997-12-20
MIDAS INC
filed 1998-03-19
CIK 1046131

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the fiscal year ended December 20, 1997.

                                      OR

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the transaction period from      to     .

                       Commission File Number: 01-13409

                                  MIDAS, INC.
            (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                              36-4180556
    (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
    Incorporation or Organization)

  225 NORTH MICHIGAN AVENUE, CHICAGO,                   60601
               ILLINOIS                               (Zip Code)
    (Address of Principal Executive
               Offices)

Registrant's telephone number, including area code (312) 565-7500

Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                          ON WHICH REGISTERED
       Common Stock, par value $.001                   New York Stock Exchange
      Preferred Stock Purchase Rights                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to thisForm 10-K. [X]

  As of February 25, 1998, the aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates was $309,372,613 (based on closing sale price of $18.25 as reported for the New York Stock Exchange-Composite Transactions).

  The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of February 25, 1998 was 16,951,924.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I
 Item 1. Business.........................................................   1
 Item 2. Properties.......................................................   6
 Item 3. Legal Proceedings................................................   6
 Item 4. Submission of Matters to a Vote of Security Holders..............   6
Part II
 Item 5. Market for Registrant's Common Equity and Related Stockholder
  Matters.................................................................   7
 Item 6. Selected Financial Data..........................................   8
 Item 7. Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................   9
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk......  17
 Item 8. Financial Statements and Supplementary Data......................  17
 Item 9. Changes in and Disagreements with Accountants on Accounting and
  Financial Disclosure....................................................  17
Part III
 Item 10.Directors and Executive Officers of the Registrant...............  18
 Item 11.Executive Compensation...........................................  21
 Item 12.Security Ownership of Certain Beneficial Owners and Management...  24
 Item 13.Certain Relationships and Related Transactions...................  25
Part IV
 Item 14.Exhibits, Financial Statements, Financial Statement Schedules and
  Reports on Form 8-K.....................................................  26
Signatures................................................................  27
Index to Combined Financial Statements.................................... F-1
Exhibit Index.............................................................   i

                                    PART I

ITEM 1. BUSINESS

BACKGROUND

  Midas, Inc. ("Midas" or the "Company") was incorporated under the laws of the State of Delaware on August 29, 1997. At the time of its incorporation, the Company was a wholly-owned subsidiary of Whitman Corporation, a Delaware Corporation ("Whitman").

  On January 30, 1998 (the "Distribution Date"), Whitman distributed (the "Distribution") all of the issued and outstanding shares of common stock, par value $.001 per share, of the Company (the "Midas Common Stock" or "Common Stock") to the shareholders of record of Whitman's common stock as of January 16, 1998. The Distribution was made pursuant to the terms of a Distribution and Indemnity Agreement (the "Distribution Agreement") dated as of December 31, 1997 by and among Whitman, the Company and Midas International Corporation, a Delaware corporation ("Midas International") and wholly-owned subsidiary of the Company.

  Pursuant to the Distribution Agreement and prior to the Distribution Date, the Company and Whitman executed a series of steps in order to separate from Whitman any assets related to the business of Midas. Such steps involved, among other things, the transfer to Midas from Whitman of Midas International and all of the non-U.S. businesses conducted by Midas International which were previously held by a Netherlands company owned by Whitman. As a result of the Distribution, Midas became an independent public company.

  Midas has been engaged in the retail automotive exhaust business since 1954, and has granted franchises for and operated Midas stores since 1956. Midas International Corporation was incorporated in Delaware in 1959. Midas' principal executive offices are located at 225 North Michigan Avenue, Chicago, Illinois 60601 and its telephone number is (312) 565-7500.

OVERVIEW

  Midas provides retail automotive services in the U.S., Canada, France and other locations in Europe, Australia, Southeast Asia, the Middle East, Latin America and the Caribbean. Franchised and Company-operated stores offer exhaust, brake, suspension, air conditioning and maintenance services. As used herein, the term "Company-operated store" means a store operated by Midas and excludes stores operated by franchisees. In addition, Midas manufactures and sells Midas brand products for resale at Midas stores. Midas also manufactures exhaust products under the IPC brand name for sale to distributors. Domestic manufacturing plants produce approximately 2,000 different types of mufflers and 3,200 types of exhaust and tail pipes to service approximately 1,200 makes and models of automobiles.

  There are approximately 2,700 Midas stores worldwide, of which approximately 1,900 are located in the U.S. The U.S. stores include approximately 1,750 franchised stores, with the balance being Company-operated. Approximately two-thirds of the Midas stores located outside of the U.S. are franchised.

  Midas brand products are sold at wholesale to franchised Midas stores and at retail by Company-operated stores. IPC brand exhaust products are sold to distributors. Midas also manufactures and sells store equipment under the Huth trademark. Midas Realty Corporation, a Midas subsidiary ("Midas Realty"), selects, leases, acquires and constructs sites for Midas stores.

  For the year ended December 1997, Midas' sales and revenues were $596 million, including sales and revenues from the sales of products and equipment of $274 million, retail sales from Company-operated stores totaled $210 million, franchise fee and royalty revenues of $77 million, and real estate rental revenues of $35 million. For the year ended December 1997, the retail service mix at U.S. stores was approximately 47% brakes, 35% exhaust, 11% suspension (including shock absorbers and struts) with the balance including other maintenance services. The service mix outside of the U.S. is generally consistent with the U.S. service mix.

MARKET OVERVIEW

  Increased technological complexity and durability of vehicles have been the dominant forces in the evolution of the automotive repair industry since the 1970s. As a result, the types of service providers, as well as the type and frequency of repairs being performed, has changed. The total number of service outlets in the U.S. has been declining over the past 15 years. The largest decrease is attributable to a reduction in the number of local service stations offering automotive repair. As the number of service stations offering automotive repair has decreased, more sophisticated service providers have emerged. The number of independent maintenance and repair shops and large automotive repair chains has increased slightly. In addition, certain automobile companies and dealers have announced their intention to pursue more repair business by separating repair shops from showrooms and offering more convenient service.

  The technological sophistication of modern automobiles has also affected the types of service needed over the lifetime of a vehicle. In general, the automotive aftermarket has grown as the number of vehicles in operation, the average age of these vehicles and the annual number of miles driven per vehicle have increased. This aftermarket growth is limited by improved vehicle durability. Vehicles are now assembled with more durable parts, such as stainless steel exhaust systems, and suspension parts such as shocks and struts are now more technologically advanced. As a result, the services performed over the lifetime of today's vehicles are more likely to be maintenance services and light repair work.

  Despite industry trends having caused a decline in Midas' core exhaust and suspension services, and a slowing in the growth of brake services revenues as more aftermarket service providers offer brake service, Midas holds strong leadership positions in almost all the markets in which it operates. Midas is the leader on a market share basis in the exhaust and brake systems markets in the United States, Canada, Belgium, and Spain and has the second largest share in France.

  While the overall market for exhaust may be shrinking, selling exhaust service and parts is still highly profitable for both the Midas franchisees and the manufacturing and distribution division. The market for brake services continues to exhibit strong growth, and Midas is the market share leader in the retail brake services category. Despite this leadership position, Midas' market share is still relatively low, providing Midas with significant opportunity for expansion.

  Midas management is taking two specific actions to prepare the company to take advantage of the opportunities and address the challenges it sees in the industry. First, management is reducing selling, general and administrative expenses in the U.S. which have recently grown at a rate disproportionate to sales and revenue growth. Second, management has committed to focus on its franchise business as a core competency, and to eliminate U.S. Company-operated stores as a significant part of the business.

  Major actions that have been undertaken include a program to dispose of the U.S. Company-operated stores, reductions in 1997 of asset values to recognize impairments, modification of certain ongoing programs that support U.S. franchisees and a reduction in the level of employment. These actions are designed to reverse declines in earnings and return on investment and provide resources for future growth. To provide for the costs associated with the disposition of the U.S. Company-operated stores, Midas recorded, in the third quarter of 1997, a loss of $35.5 million ($23.7 million on an after-tax basis). To provide for the other costs associated with these actions, Midas recorded, in the third quarter of 1997, non-recurring charges totalling $32.1 million ($22.5 million on an after-tax basis). See "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Notes 3 and 4 to the Combined Financial Statements of Midas included in this annual report.

STRATEGY

  Midas seeks to increase shareholder value by growing earnings and improving returns through the execution of several clearly defined strategies. First, Midas has begun a program to develop customer loyalty through expanded service offerings and other convenience and customer service initiatives. In addition, Midas intends to expand its non-U.S. operations to participate in the growing international automotive repair market. Finally, Midas has rededicated itself to its franchisee store operations through the disposition of its U.S. Company-operated store division.

  Increase Customer Loyalty. Midas' goal is to establish long-term relationships with customers modeled on the independent repair shop. Midas views maintenance service as a key opportunity to develop relationships with car owners by increasing the frequency of visits to the Midas store. Maintenance services allow Midas to position itself as an alternative to the independent repair shops and automobile dealers and to compete with these service providers on the bases of convenience, quality and value. Midas has instituted other initiatives such as Uniform Inspection Guidelines, that involve customers in the diagnostic stage of repairs, and expanded store hours in order to build stronger customer relationships.

  International Expansion. In general, the international automotive repair market is growing more quickly than the U.S. market. This growth is a result of the growing economies and growing number of automobiles in many emerging markets. Opportunities exist in more established markets because they are still largely served by automobile dealers and independent repair shops. The lower prices and convenience that Midas offers provides an alternative to these service outlets much as it did in the U.S. twenty years ago. Midas seeks to tailor its growth strategy to the individual market in order to successfully establish the Midas name. Midas entered the European market in 1976 through its development in France and Belgium, and has used a strategy of establishing the Midas name through Company-operated stores and then initiating a franchise program. In the future, Midas anticipates entering into master license agreements or other strategic alliances with regional operators who are familiar with the needs of local consumers as well as the regulatory structure of the region.

  Increased U.S. Franchise Focus. Much of the success of the Midas program over the past 40 years has been the strength of its franchisees and the focus of management on franchising. The decision to dispose of Company-operated stores in the U.S. will allow Midas to concentrate its human and financial resources on the goal of increasing franchisee retail sales and system-wide profitability.

FRANCHISES AND THE MIDAS SYSTEM

  Midas has developed a system for the establishment and operation of Midas stores that is used in both franchised and Company-operated stores worldwide. This system includes site selection, store construction and layout, equipment selection and installation, purchasing and inventory control methods, accounting methods, merchandising, advertising, sales and promotional techniques, installation techniques, personnel training and other matters relating to the efficient and successful operation of Midas stores and the maintenance of high standards of quality.

  Midas identifies and qualifies franchisees through a well-organized recruitment program in each region of the world in which it operates. Franchisees are qualified based primarily upon a candidate's financial suitability and operational experience, among other criteria. Midas also considers a franchisee's ability to work within the Midas franchise system. Each franchisee enters into a standard franchise and trademark agreement with Midas. The franchise and trademark agreement varies by country but these variances do not substantially alter the franchise arrangement. The following summarizes portions of the franchise and trademark agreement used in the U.S. (The "U.S. Franchise Agreement").

  Term and Fees; Estimated Costs; Royalty Payments. The initial term of the U.S. Franchise Agreement, as well as most Midas franchise and trademark agreements throughout the world, is twenty years, and provides for renewals. The U.S. Franchise Agreement may be terminated by the franchisee upon thirty days written notice. In most instances in the U.S. Midas retains, through real estate agreements between franchisees and Midas Realty (described below), the ability to occupy a site in the event of a termination of the applicable franchise and trademark agreement in order to assure that the site may continue to be operated as a Midas store.

  An initial franchise fee is charged upon execution of a franchise and trademark agreement. In opening a Midas store, a franchisee makes additional expenditures relating to fixtures, machinery and equipment and initial product inventory. None of the fees and expenses is financed by Midas and, with the exception of a portion of the initial franchise fee, none is refundable.

  Franchisees pay Midas monthly royalties based on a percentage of sales. As described more fully below, in most countries in which Midas does business, it is obligated to use one-half of the royalty payments it receives for advertising.

  Realty Agreements. Since the mid-1970s, Midas has required each U.S. franchisee to enter into an agreement with Midas Realty giving Midas Realty the ability to occupy a site in the event of a termination of the related franchise and trademark agreement in order to ensure that the site may continue to be operated as a Midas store if Midas chooses. The agreement with Midas Realty remains in effect throughout the term of the related franchise and trademark agreement. When Midas Realty owns the real estate or has the primary lease on a Midas store, the franchisee is required to lease or sublease the Midas store from Midas Realty. If the franchisee owns the real estate, the franchisee is required to provide Midas with real estate control through one of two alternative means. The first alternative provides for the lease by the franchisee to Midas Realty of the premises, which in turn leases the premises back to the franchisee. So long as the franchisee continues to be both the landowner and the franchisee of that store, no rent is exchanged between the franchisee and Midas Realty. If the real estate is sold to a third party or if the franchised Midas store is sold to a new franchisee to whom the sublease is assigned, Midas Realty will then collect rent from the franchisee and pay rent to the landowner. Under the second alternative the franchisee enters into a conditional option to lease with Midas Realty which grants Midas Realty the option to lease the premises in the event that the related franchise agreement is terminated. If the franchisee leases real estate from a third-party upon which the Midas store is located, Midas requires that the franchisee grant to Midas Realty a conditional assignment of the lease to take effect upon the termination of the related franchise and trademark agreement. Approximately 74% of existing franchised Midas stores are subject to various forms of agreements with Midas. See Note 11 to the Combined Financial Statements of Midas included in this annual report.

  Sites and Site Selection. Midas assists franchisee candidates by identifying and developing a site on which a Midas store will be constructed. Midas may also approve or disapprove of a site located by the candidate. Midas approves a particular site based upon a review of the demographic characteristics of the site, traffic counts and patterns, population patterns, income statistics, parking, competition, proximity of other businesses and other commercial criteria.

  Training. Franchisees are required to complete the Midas initial training program. The first part of the program includes a minimum of three weeks observing a franchised Midas store in operation as well as completion of a self-training program. The second part of the initial training program is held at a Midas training center and lasts at least three weeks. Supplemental training sessions are also offered by Midas at certain regional facilities. Midas also makes training materials available and conducts training seminars in the field.

  Machinery, Fixtures, Inventory and Other Goods. Midas recommends sources for machinery, equipment, furniture and fixtures necessary to outfit a Midas store for operation. In the U.S. and Canada, franchisees are required to purchase from Midas a sufficient quantity of Midas warranted products, principally mufflers, shock absorbers, struts and brake pads and shoes, adequate to meet the public demand for genuine Midas products and to promptly fill customers' requests for replacement under the terms of various Midas warranties. Midas is the sole supplier of these warranted parts. Other products, which are not warranted, such as pipe and brake parts, are sold by Midas, but may be purchased by franchised stores from other sources. Store equipment, such as lifts, alignment equipment, lathes, racking and tools may also be purchased through Midas or from other sources.

  Warranty Program. An important feature of the Midas system is the requirement that the retail customer be provided a written warranty from Midas on certain Midas products that will be honored at all Midas stores. Each Midas store is required to honor such warranties in accordance with their terms and with policies as issued from time to time by Midas.

  Advertising. Midas is obligated to use one-half of the royalty payments it receives from franchisees for advertising placed during the calendar year the royalties are received or during the following calendar year. Midas directs all use of advertising funds, and all decisions regarding the creative concepts and materials used, whether national, regional or local advertising will be used, the particular media and advertising content, and the advertising agencies to be used are controlled by Midas. Midas administers cooperative advertising programs for its franchisees. In addition, Midas incurs advertising costs that are included in its selling, general and administrative expenses.

  National Midas Dealers Association. The National Midas Dealers Association (the "NMDA") is an independent association of Midas franchisees. Approximately 75% of the Midas franchisees in the U.S. belong to the NMDA. Midas' management communicates on a regular basis with NMDA representatives and various NMDA committees to solicit franchisee input.

PROPRIETARY INFORMATION

  Midas holds various patents, trademarks, trade names and copyrights, none of which, other than the Midas name, is considered by Midas to be material to its financial condition and results of operations. Midas vigorously defends the Midas name throughout the world and the name is registered as a trademark in more than 50 countries in addition to the U.S. Midas also owns certain trade secrets including product catalogs, price lists, training manuals and inventory systems.

MANUFACTURING AND RESALE OPERATIONS

  Midas manufactures and resells parts for the U.S. automotive aftermarket. These products include mufflers, exhaust pipes and tail pipes manufactured by Midas and shock absorbers, brakes, suspension, steering and front end parts resold by Midas. Exhaust systems are manufactured by Midas at its Bedford Park, Illinois and Hartford, Wisconsin facilities. These parts are sold at wholesale to Midas franchised stores and at retail by Company-operated stores and are required to be stocked by Midas stores in order to serve the demand for warranted Midas parts. Midas IPC brand products are also manufactured at both the Bedford Park and Hartford locations. Huth brand products are manufactured at the Huth manufacturing plant in Hartford. Midas manufacturing plants have limited backlogs of unprocessed orders.

  Midas purchases the raw materials for the products it manufactures, primarily steel and packaging, from various suppliers through both long-term and short-term contracts, depending upon anticipated market conditions. Midas purchases products for resale from various suppliers through contracts that generally range from one to three years in duration. These raw materials and products are available from multiple suppliers, and Midas has not experienced any significant shortages. Midas believes it enjoys good relationships with its suppliers.

COMPETITION

  The automotive repair industry is highly competitive and fragmented, and the number, size and strength of competitors vary from region to region. Midas' primary competitors include national and local specialty chains, both franchised and company-operated, car dealerships, independent repair shops and service bays operated by mass merchandisers. Certain of these competitors are well-capitalized and a number of them have instituted expansion plans. Midas believes that competition in the industry is primarily based on customer service and reputation, store location, name awareness and price. Midas believes that it generally has a favorable competitive position with respect to each of these variables.

CUSTOMERS

  The Midas business is not dependent upon a single customer or small group of customers.

SEASONALITY

  Midas experiences the greatest demand for its services in the second and third quarters of the year, with approximately 55% of annual sales and revenues occurring during that period in 1997, 1996 and 1995, respectively. Approximately 80% of net income before non-recurring charges was reported in the second and third quarters of 1997, 1996 and 1995, respectively.

REGULATORY COMPLIANCE

  Franchising Matters. Midas is subject to a variety of federal and state laws governing franchise sales and marketing and franchise trade practices. Applicable laws and regulations generally require disclosure of business information in connection with the sale of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. Midas deals with franchisees in good faith and seeks to comply with regulatory requirements. From time to time Midas and one or more franchisees may become involved in a dispute regarding the franchise relationship, including, among other things, payment of royalties, location of stores, advertising, purchase of Midas products by franchisees, compliance with Midas system standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time, or that material disputes with one or more franchisees will not arise.

  Consumer Protection Matters. National automotive repair chains have been the subject of investigations and reports by consumer protection agencies and the Attorneys General of various states. Publicity in connection with such investigations can have an adverse effect on the financial condition and results of operations of a company. In addition to such investigations, state and local governments have enacted numerous consumer protection laws. Midas has instituted procedures, including uniform standards of service to be followed by all Midas stores, to improve customer satisfaction, which also aids in regulatory compliance.

  Environmental and Occupational Safety Matters. Midas stores handle used automotive oils and certain solvents that are disposed of by licensed third-party contractors. As a result, Midas is subject to a number of federal, state and local laws designed to protect the environment. Midas, through its Company-operated stores, is also subject to regulation regarding the installation of catalytic converters. In addition to environmental laws, Midas is subject to the Federal Occupational Safety and Health Act and other laws regulating safety and health. Midas maintains a program to facilitate compliance with these laws, the costs of which are not material to its financial condition and results of operations.

EMPLOYEES

  As of December 1997, Midas had approximately 3,700 employees, including approximately 920 who were covered by collective bargaining agreements. Labor contracts with respect to approximately 200, 350 and 370 employees expire in 1998, 1999 and 2000, respectively. Midas considers its relationships with employees to be generally satisfactory. Midas franchisees hire their own employees. As a result of the shortage of qualified mechanics in the automotive industry, individual franchisees may have difficulty hiring qualified personnel.

ITEM 2. PROPERTIES

  Midas owns two manufacturing facilities located in Bedford Park, Illinois (180,000 square feet) and Hartford, Wisconsin (200,000 square feet). Midas also owns an engineering and technical services facility in Chicago, Illinois. Midas also leases 20,000 square feet of space in Hartford, Wisconsin. In addition, Midas leases office space in Chicago, where its corporate headquarters are located, and owns two and leases ten warehouses in the U.S. and Canada. All facilities are adequately equipped and maintained, and capacity is considered to be adequate for current needs.

ITEM 3. LEGAL PROCEEDINGS

  Neither Midas nor any of its subsidiaries are currently involved in any material legal proceedings. Midas has certain contingent liabilities arising from various pending claims and litigation related to a number of matters. While the amount of liability that may result from these matters cannot be determined, in the opinion of Midas counsel, the ultimate liability will not materially affect the combined financial position or results of operations of Midas.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1997, Midas was a wholly-owned subsidiary of Whitman. In its capacity as sole stockholder, Whitman, on December 31, 1997, consented in writing to the amending of Midas' Certificate of Incorporation to reflect the change in name from Midas Group, Inc. to Midas, Inc.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Midas Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "MDS". As of January 30, 1998, there were 15,596 holders of record of the Common Stock.

  "When issued" trading of the Midas Common Stock commenced on the NYSE on January 20, 1998. Prior to that date, the Common Stock was not listed or quoted on any securities exchange or quotation system.

  Prior to the Distribution, Midas paid dividends to Whitman as Midas' then sole stockholder. No determination has been made by the Midas Board of Directors (the "Midas Board") with respect to the initial cash dividend that will be paid after the Distribution. The amount of the initial dividend will be based upon a number of factors, including Midas' operating results and financial requirements.

ITEM 6. SELECTED FINANCIAL DATA

                          MIDAS SUMMARY OF OPERATIONS

  The following table presents selected historical combined financial information of Midas. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical combined financial statements of Midas and the notes thereto. The combined operating results data set forth below for each of the years ended December 1997, 1996 and 1995 and the combined balance sheet data as of December 1997 and 1996 are derived from, and are qualified by reference to, the audited combined financial statements of Midas, and should be read in conjunction with those financial statements and the notes thereto. The combined operating results data for each of the years ended December 1994 and 1993 and the combined balance sheet data as of December 1995, 1994 and 1993 are derived from audited combined financial statements of Midas not included herein.

  The combined historical financial information presented below may not necessarily reflect future results of operations or financial position of Midas or what the results of operations or financial position of Midas would actually have been had Midas operated as an independent company during the periods shown.

                                           FOR THE YEARS ENDED DECEMBER
                                        --------------------------------------
                                         1997    1996    1995    1994    1993
                                        ------  ------  ------  ------  ------
                                                  (IN MILLIONS)
COMBINED OPERATING RESULTS DATA:
  Sales and revenues................... $596.4  $604.2  $576.1  $543.2  $503.6
  Net income (loss)(a)(c)..............  (23.5)   30.4    31.7    26.6    15.3
PRO FORMA BASIC AND DILUTED EARNINGS
 (LOSS) PER SHARE (b).................. $(1.21)
COMBINED BALANCE SHEET DATA:
  Total assets......................... $443.1  $482.7  $451.4  $418.4  $395.0
  Obligations under capital leases and
   long-term debt......................   18.1    13.6    16.2    15.2    15.7
  Loans and advances from Whitman......   55.5    77.2    70.3    70.0    90.1
  Shareholder equity...................  234.1   277.1   258.5   231.1   206.0
OTHER DATA:
  EBITDA, as adjusted (d).............. $ 88.1  $ 98.3  $100.6  $ 91.6  $ 82.6
  EBITDA, as adjusted, as a percent of
   sales and revenues..................   14.8%   16.3%   17.5%   16.9%   16.4%
CASH FLOWS PROVIDED BY (USED IN):
  Operating activities.................   54.1    34.5    39.3    47.9    42.8
  Investing activities.................  (24.2)  (26.0)  (28.2)  (24.0)  (23.6)
  Financing activities.................  (34.6)  ( 1.8)  (10.5)  (24.7)  (18.0)

-----------------
(a) Included in the year ended December 1997 is the cost to dispose of the Company-operated stores in the U.S. of $35.5 million ($23.7 million after taxes) and non-recurring charges of $32.1 million ($22.5 million after taxes). See Notes 3 and 4 to the Combined Financial Statements.
(b) Pro forma basic and diluted earnings (loss) per share has been calculated on the assumption that the 17.0 million shares of Midas Common Stock that were distributed on January 30, 1998 had been outstanding since the beginning of 1997. Pro forma adjustments have been made to give effect to increases or decreases in costs that would have been incurred by Midas as an independent, publicly held company, rather than a subsidiary of Whitman. The pro forma adjustments are described in Note 1 to the Combined Financial Statements.
(c) Included in the year ended December 1993 is the cumulative effect of a change in accounting for post-retirement benefits, which reduced net income by $4.1 million on an after-tax basis.
(d) EBITDA is defined as operating income before non-recurring charges plus depreciation and amortization and is generally accepted as providing useful information regarding a company's financial performance. EBITDA should not be considered an alternative to net income, an indicator of Midas' operating performance, or an alternative to Midas' cash flow from operating activities as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  In January 1998, the companies included in the Combined Financial Statements of Midas became wholly-owned subsidiaries of Midas, Inc., a subsidiary of Whitman. On January 30, 1998, Whitman distributed (the "Distribution") 17.0 million shares of common stock of Midas, Inc. to Whitman's shareholders, at the rate of one share of Midas, Inc. common stock and the associated preferred stock purchase right for every six shares of Whitman common stock. As a result of the spin-off (the "Spin-off"), Midas, Inc. became an independent, publicly held company.

  Midas provides retail automotive services through approximately 2,700 franchised and Company-operated Midas stores worldwide. Midas stores offer exhaust, brake, suspension, air conditioning and maintenance services. Approximately 1,900 Midas stores are located in the United States, including approximately 1,750 franchised stores and approximately 140 Company-operated stores. Approximately two-thirds of the Midas stores located outside of the U.S. are franchised.

  Midas realizes some combination (all in the case of the U.S. and Canada) of the following types of sales and revenues from the operation of Midas stores worldwide: (i) ongoing royalties from franchisees; (ii) franchise and development fees from franchisees; (iii) real estate rental revenues; (iv) sales to franchisees of both manufactured and purchased parts; and (v) retail sales from Company-operated stores. Midas also sells manufactured exhaust parts to independent wholesale distributors.

  Industry Trends. Automotive repair facilities, other than those operated by new vehicle retailers, have become increasingly specialized in recent years. Although the total number of service bays has experienced little growth, the number of service bays operated by specialized aftermarket service providers has grown. The increased durability and technological complexity of vehicles have affected the types and frequency of services needed over the lifetime of a vehicle. Vehicles are now assembled with more durable parts, such as stainless steel exhaust systems. In addition, suspension parts such as shock absorbers and struts are now more technologically advanced. As a result, aftermarket exhaust and suspension service needs are declining on a volume basis.

  An important industry characteristic is the seasonality of demand for services. In general, the demand for services correlates with the miles that vehicles are driven. Miles driven tend to be highest in the second and third quarters of the year.

  The foregoing factors have resulted in a highly competitive environment, especially in the U.S. As opposed to exhaust and suspension needs, brake service needs are growing moderately. However, the brake service market is becoming increasingly competitive as more aftermarket service providers offer brake service.

  These industry trends have resulted over time in a decline in Midas' core exhaust and suspension services, and a slowing in the growth of revenues derived from brake services. To counter these trends, Midas is adding retail services, including additional repair services and general automobile maintenance services. See "Business--Strategy" included in this annual report.

  These industry trends have also created two specific business issues that Midas management is addressing. The first issue is that selling, general and administrative expenses in the U.S. have recently grown at a rate that is disproportionate to sales and revenue growth. The second issue is poor operating results of the U.S. Company-operated stores.

  Major actions that have been undertaken include a program to dispose of U.S. Company-operated stores, reductions in 1997 of asset values to recognize impairments, modification of certain ongoing programs that support U.S. franchisees, and a reduction in the level of employment. These actions are designed to reverse declines in earnings and return on investment and provide resources to invest for future growth. To provide for the costs associated with the disposition of the U.S. Company-operated stores, Midas recorded, in the third quarter of 1997, a loss of $35.5 million ($23.7 million on an after-tax basis). To provide for the other costs associated with these actions, Midas recorded, in the third quarter of 1997, non-recurring charges totalling $32.1 million ($22.5 million on an after-tax basis). See "Business--Market Overview" and Notes 3 and 4 to the Combined Financial Statements of Midas included in this annual report.

  Disposition of U.S. Company-operated stores. In the third quarter of 1997, management adopted a plan for the disposition of Company-operated stores located in the United States. Of 135 stores that had been operated by Midas, 119 are expected to be franchised and 16 are expected to be closed. Management expects that the program to franchise or close the stores will be substantially completed during 1998. The estimated losses and costs associated with the disposition program are summarized as follows (in millions):

      Write-downs of assets to net realizable values (a)................ $ 21.5
      Non-recoverable lease costs (b)...................................    7.7
      Severance and other costs (c).....................................    6.3
                                                                         ------
                                                                           35.5
      Income tax benefits...............................................  (11.8)
                                                                         ------
                                                                         $ 23.7
                                                                         ======

-----------------
(a) The assets of the U.S. Company-operated stores have been written down to net realizable values, which are based on estimated proceeds (net of transaction costs) from sales of tangible and intangible assets of stores to be franchised, and from sales or recoveries of tangible assets of stores to be closed.
(b) Certain U.S. Company-operated stores have occupied leased facilities. Management estimates that $7.7 million of costs under such leases will not be recovered through future operations due to store closings or because subleases in connection with franchising transactions are not expected to result in full recovery of the related lease payments. The related accrual has been classified as a noncurrent liability.
(c) Severance and other costs include $4.7 million of termination benefits for 202 employees, and other costs of $1.6 million. Cash expenditures relating to employee severance costs will be incurred as the stores are closed or sold. Cash outlays during 1997 were $0.2 million.

  Management expects that the disposition of the stores will result in net cash inflows of approximately $24 million, which takes into consideration the estimated proceeds (net of transaction costs) from asset sales, estimated cash outlays for severance and other costs, and reduced cash outflows for income taxes due to the realization of deferred tax benefits.

  Non-recurring charges. During the third quarter of 1997, Midas' management approved and commenced the implementation of several initiatives that resulted in non-recurring charges aggregating $32.1 million ($22.5 million after taxes). These initiatives are intended to focus Midas' human and financial resources on the objectives of growing the core franchising business and reducing operating costs. The non-recurring charges are summarized as follows (in millions):

      Costs associated with special one-time product return program (a).  $ 7.8
      Costs associated with changes in U.S. franchisee advertising
       programs (b).....................................................    4.4
      Asset write-downs to recognize impairments (c)....................   12.5
      Severance and other costs (d).....................................    7.4
                                                                          -----
                                                                           32.1
      Income tax benefits...............................................   (9.6)
                                                                          -----
                                                                          $22.5
                                                                          =====

-----------------
(a) Midas policies restrict the level of excess products that may be returned by franchisees. Midas has adopted a one-time program under which franchisees will be permitted to return products in excess of the amounts that would have been permitted under those policies. The $7.8 million non-recurring charge covers the estimated costs associated with returns of products sold to franchisees in prior periods.

(b) Under the terms of its franchising agreements, Midas is obligated to use one-half of the royalty payments received from franchisees for advertising expenditures. Advertising expenditures under the U.S. program have exceeded the amounts received from franchisees. Although it is not obligated to do so under the franchising agreements, Midas has provided a one-time supplement to the program amounting to $4.4 million, which has been recorded as a non-recurring charge. Concurrently, Midas has discontinued financial participation in a cooperative advertising program administered for U.S. franchisees.
(c) Asset write-downs to recognize impairments include: $5.5 million related to Company-owned real estate and improvements, which are leased to franchisees under leases that are not expected to result in full recovery of the investments in such assets; $5.3 million related to impaired goodwill of certain non-U.S. operating units, based on past and projected operating results; and $1.2 million related to computer hardware deemed obsolete due to changes in operating procedures.
(d) Severance and other costs include $4.4 million of termination benefits for 61 employees resulting from staff reductions and $3.0 million of other non-recurring costs. The staff reductions are expected to be completed by early 1998. Severance of $1.1 million and other costs of $0.6 million were paid during 1997.

  The non-recurring charges include non-cash asset write-downs of $12.5 million and it is expected that future cash outflows will be approximately $10.0 million (after consideration of tax benefits), substantially all of which will occur in the fourth quarter of 1997 and the first half of 1998.

FISCAL REPORTING PERIODS

  Fiscal 1995 and 1996 were each comprised of 52 weeks, while fiscal 1997 was comprised of 53 weeks. The financial effects of this additional week of operations are discussed below.

RESULTS OF OPERATIONS--1997 COMPARED TO 1996

  Midas System-wide retail sales. Midas System-wide retail sales (including both franchised and Company-operated stores) decreased $7.0 million, or 0.4% to $1,559.3 million. Retail sales as measured in U.S. dollars would have been approximately $30 million higher if currency exchange rates had remained the same as 1996. Following is a summary of Midas System-wide retail sales for the years ended December 1997 and 1996, by business segment (in millions):

                        MIDAS SYSTEM-WIDE RETAIL SALES

                                                          YEAR ENDED
                                                           DECEMBER
                                                       -----------------
                                                         1997     1996   CHANGE
                                                       -------- -------- ------
      U.S.:
        Franchised stores............................  $1,063.6 $1,090.2  (2.4)%
        Company-operated stores......................      90.2     81.4  10.8
                                                       -------- --------
          Total U.S..................................   1,153.8  1,171.6  (1.5)
                                                       -------- --------
      Non-U.S.:
        Europe.......................................     224.0    219.9   1.9
        Canada.......................................     127.4    125.5   1.5
        Other........................................      54.1     49.3   9.7
                                                       -------- --------
          Total non-U.S..............................     405.5    394.7   2.7
                                                       -------- --------
          Total......................................  $1,559.3 $1,566.3  (0.4)%
                                                       ======== ========

  Midas System-wide retail sales in the U.S. declined $17.8 million, or 1.5% to a total of $1,153.8 million. The decrease was due to lower retail customer traffic in core services (exhaust, brakes and suspension), partially offset by price increases and increased retail customer traffic in other services. The increase in U.S. Company-operated store retail sales of $8.8 million was principally due to the extra week of operations, an increase in the number of stores in operation and price increases.

  Midas System-wide retail sales in Europe increased $4.1 million, or 1.9% to a total of $224.0 million. The increase was due to a combination of an increase in the number of stores in operation and sales growth from stores open one year or more, as measured in local currencies. Midas System-wide European retail sales as measured in U.S. dollars would have been approximately $27 million higher if currency exchange rates had remained the same as 1996.

  Midas System-wide retail sales in Canada increased $1.9 million, or 1.5% to a total of $127.4 million. This increase was due to increased retail customer traffic and price increases.

  Midas sales and revenues. Sales and revenues decreased by $7.8 million, or 1.3% to a total of $596.4 million. Excluding the extra week of operations at the U.S. and Canadian operations, sales and revenues were down $16.1 million. Following is a summary of sales and revenues for the years ended December 1997 and 1996, by business segment (in millions):

                           MIDAS SALES AND REVENUES

                                                           YEAR ENDED
                                                            DECEMBER
                                                          -------------
                                                           1997   1996  CHANGE
                                                          ------ ------ ------
      U.S. Operations:
        Franchise activities............................. $326.9 $341.9  (4.4)%
        Company-operated stores..........................   90.2   81.4  10.8
                                                          ------ ------
          Total U.S......................................  417.1  423.3  (1.5)
                                                          ------ ------
      Non-U.S. Operations:
        Europe...........................................  111.9  113.2  (1.1)
        Canada...........................................   57.3   55.0   4.2
        Other............................................   10.1   12.7 (20.5)
                                                          ------ ------
          Total non-U.S..................................  179.3  180.9  (0.9)
                                                          ------ ------
          Total.......................................... $596.4 $604.2  (1.3)%
                                                          ====== ======

  Sales and revenues from U.S. Operations decreased by $6.2 million, or 1.5% to a total of $417.1 million. Excluding the extra week of operations, sales and revenues in the U.S. decreased $13.6 million, or 3.2%. Sales and revenues from U.S. franchise activities declined $20.6 million after excluding the impact of the extra week of operations. This decline in sales and revenues was due to lower retail customer traffic in core services (exhaust, brakes and suspension) which resulted in lower wholesale parts sales and to a lesser extent, lower royalty revenues. The increase in sales and revenues for the U.S. Company-operated stores of $8.8 million was principally due to the extra week of operations, an increase in the number of stores in operation and price increases.

  European sales and revenues decreased $1.3 million, or 1.1% to a total of $111.9 million. European sales and revenues as reported in U.S. dollars would have been $15.8 million higher if currency exchange rates remained the same in 1997 as in 1996. The increase in local currency sales and revenues at European Operations was due to an increase in the number of stores in operation and sales increases from stores open one year or more.

  Canadian sales and revenues increased $2.3 million, or 4.2%. The inclusion of an additional week of operations in 1997 accounted for approximately one-third of the increase, with the balance due to increased royalty revenues and wholesale parts sales and increased retail sales from Company-operated stores.

  Other non-U.S. Operations' sales and revenues declined $2.6 million, or 20.5% due to the franchising of a number of Company-operated stores in Australia.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $7.7 million, or 3.2% to a total of $252.1 million. Company-operated stores accounted for approximately 49% of the increase in operating expense, due to an increase in the number of stores in operation and higher per store selling expenses. The remainder of the increase was due to higher expenses in the following categories: marketing and payroll costs, severance benefits, consulting fees and higher wholesale parts distribution costs. The additional week of operations in 1997 was also a contributing factor to the year over year increase.

  Operating Income. Excluding the charges for the disposition of the Company-operated stores in the U.S. and the other non-recurring charges, operating income decreased $11.2 million, or 14.4%, to a total of $66.8 million. Following is a summary of operating income for the years ended December 1997 and 1996, by business segment (in millions):

                            MIDAS OPERATING INCOME

                                                          YEAR ENDED
                                                           DECEMBER
                                                          ------------
                                                          1997   1996   CHANGE
                                                          -----  -----  ------
      U.S. Operations:
        Franchise activities............................. $66.3  $77.3  (14.2)%
        Company-operated stores..........................  (0.5)  (0.8)  37.5
                                                          -----  -----
          Total U.S......................................  65.8   76.5  (14.0)
                                                          -----  -----
      Non-U.S. Operations:
        Europe...........................................   4.9    4.7    4.3
        Canada...........................................   3.0    2.7   11.1
        Other............................................  (1.1)  (1.1)   --
                                                          -----  -----
          Total non-U.S..................................   6.8    6.3    7.9
                                                          -----  -----
                                                           72.6   82.8  (12.3)
            Corporate administrative expenses............  (5.8)  (4.8) (20.8)
                                                          -----  -----
          Operating income, exclusive of charges......... $66.8  $78.0  (14.4)%
                                                          =====  =====

  In the third quarter of 1997, Midas recorded charges related to the disposition of its U.S. Company-operated stores of $35.5 million ($23.7 million on an after-tax basis) and non-recurring charges of $32.1 million ($22.5 million on an after-tax basis). These charges are described above under "--Introduction" and in Notes 3 and 4 of the Notes to Combined Financial Statements included in this annual report. These charges were recorded in the following segments: U.S. franchise activities--$25.4 million; U.S. Company-operated stores--$35.5 million; Europe--$5.3 million; and other non-U.S. Operations--$1.4 million.

  Operating income from U.S. Operations declined $10.7 million, or 14.0% to a total of $65.8 million. The decrease was principally due to a combination of lower royalty revenues and wholesale parts sales and higher selling, general and administrative costs in most major expense categories.

  European operating income increased $0.2 million, which was consistent with the increase in sales and revenues reported for the same period. Operating income as reported in U.S. dollars would have been $1.0 million higher if currency exchange rates had remained the same in 1997 as in 1996.

  Canadian operating income increased $0.3 million to a total of $3.0 million. The increase was due to higher sales and revenues.

RESULTS OF OPERATIONS--1996 COMPARED TO 1995

  Midas System-wide retail sales. Midas System-wide retail sales increased by $57.1 million, or 3.8% in 1996 to a total of $1,566.3 million. Following is a summary of Midas System-wide retail sales for 1996 and 1995, by business segment (in millions):

                        MIDAS SYSTEM-WIDE RETAIL SALES

                                                      YEAR ENDED DECEMBER
                                                      -------------------
                                                        1996      1995    CHANGE
                                                      --------- --------- ------
      U.S. Operations:
        Franchised stores............................ $ 1,090.2 $ 1,068.4   2.0%
        Company-operated stores......................      81.4      76.2   6.8
                                                      --------- ---------
          Total U.S..................................   1,171.6   1,144.6   2.4
                                                      --------- ---------
      Non-U.S. Operations:
        Europe.......................................     219.9     197.4  11.4
        Canada.......................................     125.5     118.2   6.2
        Other........................................      49.3      49.0   0.6
                                                      --------- ---------
          Total non-U.S..............................     394.7     364.6   8.3
                                                      --------- ---------
          Total...................................... $ 1,566.3 $ 1,509.2   3.8%
                                                      ========= =========

  Midas System-wide retail sales in the U.S. increased $27.0 million, or 2.4%, in 1996 to a total of $1,171.6 million. Retail sales from U.S. franchised stores increased 2.0% due to higher selling prices and a 1.0% increase in the number of stores in operation. Retail sales from U.S. Company-operated stores increased 6.8% due to an increase in the number of stores in operation and higher selling prices.

  Midas System-wide retail sales in Europe increased $22.5 million, or 11.4%, in 1996 to a total of $219.9 million. The increase in retail sales in Europe was due to continued rapid store expansion and gains in same store sales.

  Midas System-wide retail sales in Canada increased $7.3 million, or 6.2%, in 1996 to a total of $125.5 million. The increase in retail sales in Canada was due to increased retail customer traffic at both franchised and Company-operated stores.

  Midas Sales and Revenues. Sales and revenues increased $28.1 million, or 4.9%, in 1996 to a total of $604.2 million. Following is a summary of sales and revenues for 1996 and 1995, by business segment (in millions):

                           MIDAS SALES AND REVENUES

                                                     YEAR ENDED DECEMBER
                                                     -------------------
                                                       1996      1995    CHANGE
                                                     --------- --------- ------
      U.S. Operations:
        Franchise activities........................ $   341.9 $   337.6   1.3%
        Company-operated stores.....................      81.4      76.2   6.8
                                                     --------- ---------
          Total U.S.................................     423.3     413.8   2.3
                                                     --------- ---------
      Non-U.S. Operations:
        Europe......................................     113.2      94.6  19.7
        Canada......................................      55.0      51.7   6.4
        Other.......................................      12.7      16.0 (20.6)
                                                     --------- ---------
          Total non-U.S.............................     180.9     162.3  11.5
                                                     --------- ---------
          Total..................................... $   604.2 $   576.1   4.9%
                                                     ========= =========

  U.S. sales and revenues increased $9.5 million, or 2.3%, in 1996 to a total of $423.3 million. The 1.3% increase in sales and revenues from U.S. franchise activities was due to increases in sales of wholesale parts and royalty revenues. The 6.8% increase in U.S. Company-operated store retail sales was principally due to an increase in the number of stores in operation.

  European sales and revenues increased $18.6 million, or 19.7%, in 1996 to a total of $113.2 million. The increase in European sales and revenues was due to a combination of a 15% increase in the number of stores in operation, an increase in the number of Company-operated stores, and an increase in same store sales.

  Canadian sales and revenues increased $3.3 million, or 6.4%, in 1996 to a total of $55.0 million. The increase in Canadian sales and revenues was due to increases in royalty revenues, an increase in same store retail sales from Company-operated stores, and increased sales of wholesale parts.

  Sales and revenues from other non-U.S. operations decreased 20.6% in 1996 due to the franchising of Company-operated stores in Australia and generally weak overall retail sales in Australia.

  Selling, general and administrative expenses. Selling, general and administrative expenses increased $19.2 million, or 8.5%, in 1996 to a total of $244.4 million. Slightly more than one-half of the increase in operating expenses was attributable to higher expenses at Company-operated stores, due to a combination of an increase in the number of stores in operation and higher per store selling expenses. The remainder of the increase was due to generally higher selling and administrative expenses, particularly in U.S. franchise activities.

  Operating income. Operating income decreased $4.5 million, or 5.5%, in 1996 to a total of $78.0 million. The following is a summary of operating income for 1996 and 1995, by business segment (in millions):

                            MIDAS OPERATING INCOME

                                                          YEAR ENDED
                                                           DECEMBER
                                                          ------------
                                                          1996   1995   CHANGE
                                                          -----  -----  ------
      U.S. Operations:
        Franchise activities............................. $77.3  $84.1   (8.1)%
        Company-operated stores..........................  (0.8)   0.7      *
                                                          -----  -----
          Total U.S......................................  76.5   84.8   (9.8)
                                                          -----  -----
      Non-U.S. Operations:
        Europe...........................................   4.7    2.8   67.9
        Canada...........................................   2.7    1.7   58.8
        Other............................................  (1.1)  (2.6) (57.7)
                                                          -----  -----
          Total non-U.S..................................   6.3    1.9      *
                                                          -----  -----
                                                           82.8   86.7   (4.5)
      Corporate administrative expenses..................  (4.8)  (4.2) (14.3)
                                                          -----  -----
          Total.......................................... $78.0  $82.5   (5.5)%
                                                          =====  =====

-----------------
  *Not meaningful

  Operating income from U.S. Operations decreased $8.3 million, or 9.8%, to a total of $76.5 million. The decreases in operating income from both U.S. franchise activities and U.S. Company-operated stores were primarily due to higher operating expenses.

  Operating income from European operations increased $1.9 million, or 67.9%, in 1996 to a total of $4.7 million. The increase was due to continued rapid store expansion, increased same store retail sales growth at both Company-operated and franchised stores, and increased wholesale parts brokerage fees.

  Operating income from Canadian operations increased $1.0 million, or 58.8%, in 1996 to a total of $2.7 million. The increase was due to a combination of a gain from the franchising of a Company-operated store market, increased retail sales at both Company-operated and franchised stores, and higher sales of wholesale parts.

  The loss from other non-U.S. Operations declined $1.5 million in 1996 due to improved results at Australian operations and reduced spending for market research and related professional consulting fees.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

  Cash Flows from Operations. Midas' cash flows from operations historically have been substantially affected by the allocations from Whitman of expenses to its operating subsidiaries. These charges to Midas were $18.1, $17.2 million and $19.0 million during 1997, 1996 and 1995, respectively. These charges are not necessarily indicative of the costs that would have been incurred by Midas had it been an independent company during the periods presented, and such charges were eliminated after the Distribution on January 30, 1998. Since the Distribution Date, Midas has been responsible for the expenses of being a public company. In addition, prior to the Distribution, Whitman charged Midas interest on loans and advances from Whitman. Although Midas currently has borrowed funds after the Distribution at interest rates below those paid to Whitman, total interest expense to be incurred by Midas after the Distribution Date is expected to increase substantially due to the additional funds which were required to pay a cash dividend to Whitman in connection with the Distribution. See Notes 1 and 6 to the Combined Financial Statements.

  On a historical basis, Midas generated net cash from operations of $54.1 million, $34.5 million and $39.3 million during 1997, 1996 and 1995, respectively. The 1997 increase of $19.6 million in cash flows from operating activities over 1996 was due to a decrease in the level of operating working capital (receivables and inventories, less payables). The lower levels in cash provided by operations in both 1996 and 1995 was principally due to increased levels of operating working capital, which were disproportionate to the increases in sales and revenues. In addition, in 1996 there was a decline in the liability for advertising funds collected from and disbursed for U.S. franchisees, due to higher spending levels in 1996 as compared to 1995.

  Cash Flows from Investing Activities. During all periods presented, cash flows for investing activities were comprised of capital investments for property and equipment, offset by proceeds from sales of property and equipment.

  During the years 1995 through 1997, average capital investments were approximately $30 million with Company-operated stores in the U.S. accounting for approximately one third of the average. Midas management anticipates that capital investments in the years 1998 through 2000 will decline primarily through reductions in the level of investments in Company-operated stores.

  Cash Flows from Financing Activities. The principal use or (payment) of cash in financing activities has been the loans and advances of cash with Whitman. Net payments to Whitman, including dividends, amounted to $34.8 million in 1997, $4.0 million in 1996 and $9.2 million in 1995. The changes in the levels of these payments are largely caused by the previously described changes in the levels of operating working capital. See "Cash Management and Advances" in
Note 6 to the Combined Financial Statements.

  Available Cash and Credit Facility. Midas' cash and cash equivalents totaled $12.5 million as of December 1997 compared to $18.2 million and $11.6 million at December 1996 and 1995, respectively.

  In January 1998, Midas and its wholly-owned subsidiary, Midas International, entered into a five-year, unsecured revolving credit facility with a syndicate of commercial banks and financial institutions that enables Midas and Midas International to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $200 million. In January 1998, Midas International also entered into a seven-year $50 million unsecured term loan arrangement with an institutional investor. Also in January 1998, Midas France S.A. entered into a loan agreement with a syndicate of financial institutions providing for a 100 million French franc, five-year amortizing term loan.

  In January 1998, in order to settle its Whitman obligations of $210 million ($137.6 million dividend and $72.4 million of intercompany loans and advances), and to provide for working capital on and after the

Distribution, Midas International borrowed $150 million under the revolving credit facility and $50 million under the term loan, while Midas France S.A. borrowed 100 million french francs under the French term loan. Midas may convert a portion of its initial debt to longer term fixed rate debt, contingent upon acceptable market conditions.

  Midas management believes that cash flows from operations, asset sales and unused amounts available under the revolving credit facility will be sufficient to satisfy Midas' future working capital, capital investment and other financing requirements for the foreseeable future.

  Non-U.S. Operations. The most significant non-U.S. operations are located in Canada and France, with other operations located in, among other countries, Australia, Austria, Belgium, Italy and Spain. Midas is subject to foreign currency risks when translating its non-U.S. entity financial statements into U.S. dollars for financial reporting purposes. In general, a rising U.S. dollar in relation to a foreign currency will have a negative effect on Midas' results of operations, while a falling U.S. dollar will have the opposite effect on Midas' results. In addition to the foreign currency translation risks faced by Midas, other risks associated with non-U.S. operations include the potential for restrictive actions taken by host country governments, the risks relating to non-U.S. economic and political conditions, and the risks relating to limits on the transfer of funds from non-U.S. entities to Midas. Midas does not use foreign currency risk management instruments to manage its exposure to changes in foreign currency exchange rates. However, Midas management plans to periodically reassess whether it would be appropriate to use foreign currency risk management instruments.

FUTURE CHANGE IN ACCOUNTING STANDARD

  In June 1997, the Financial Accounting Standards Board ("FASB") issued its Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement with the same prominence as other financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. With respect to Midas, the adoption of Statement No. 130 will result in the inclusion, in the statement of comprehensive income, of the periodic adjustments arising from the translation into U.S. dollars of foreign currency financial statements of non-U.S. entities. In accordance with the FASB's Statement No. 52, "Foreign Currency Translation," such translation adjustments are excluded from the combined statements of operations but are included in the combined balance sheets as a component of shareholder equity.

YEAR 2000 COMPLIANCE

  The Company is in the process of modifying its computer software applications and systems to accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. Midas expects the project to be completed in 1998 and does not expect the costs to complete the work will be material to its financial condition or results of operations. The Company does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the compliance status of its suppliers and customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Combined Financial Statements on page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  Information with respect to directors of the Company is set forth below.

                             THE
                            YEAR
                            TERM
 NAME                  AGE EXPIRES                  BACKGROUND
 ----                  --- -------                  ----------
 Herbert M. Baum......  61  2000   Mr. Baum is Chairman and Chief Executive
                                   Officer of Quaker State Corporation. Prior
                                   to joining Quaker State in 1993, Mr. Baum
                                   was employed by Campbell Soup Company since
                                   1978, where he served in various positions,
                                   most recently as Executive Vice President
                                   and President, Campbell North/South America.
                                   Mr. Baum also serves as a director of Quaker
                                   State Corporation, Dial Corporation,
                                   Meredith Corporation and Whitman
                                   Corporation. He is past chairman of the
                                   Association of National Advertisers, as well
                                   as a member of the Board of Directors of the
                                   American Marketing Association and the
                                   National Petroleum Refiners Association. Mr.
                                   Baum earned his BA degree in Business
                                   Administration from Drake University in
                                   1958.
 Thomas L. Bindley....  54  1999   Mr. Bindley has served as Executive Vice
                                   President and Chief Financial Officer of
                                   Whitman since 1992. Prior to that, he served
                                   in a similar capacity with Square D Company.
 Archie R. Dykes......  67  2001   Dr. Dykes is Chairman of Capital City
                                   Holdings, Inc., Nashville, Tennessee, a
                                   venture capital organization. Dr. Dykes
                                   served as Chairman and Chief Executive
                                   Officer of the Security Benefit Group of
                                   Companies from 1980 through 1987. He served
                                   as Chancellor of the University of Kansas
                                   from 1973 to 1980. Before that he was
                                   Chancellor of the University of Tennessee.
                                   Dr. Dykes is a director of Fleming
                                   Companies, Inc., Hussmann International,
                                   Inc., Whitman Corporation and the Employment
                                   Corporation. He is also a member of the
                                   Board of Trustees of the Kansas University
                                   Endowment Association and the William Allen
                                   White Foundation. He formerly served as Vice
                                   Chairman of the Commission on the Operation
                                   of the United States Senate and as a member
                                   of the Executive Committee of the
                                   Association of American Universities.
 Jarobin Gilbert, Jr..  52  2000   Mr. Gilbert is President and Chief Executive
                                   Officer of DBSS Group, Inc., a management,
                                   planning and international trade advisory
                                   firm which he founded in 1992. Between 1990
                                   and 1992, he was an independent consultant
                                   concentrating in advisory services, trade
                                   consulting and negotiations. During the
                                   previous 12 years, he served in several
                                   executive capacities with National
                                   Broadcasting Company, including Vice
                                   President Planning and Development--NBC
                                   Sports, Vice President--Olympics, and Vice
                                   President, NBC Television Network and
                                   Assistant to the Chief Operating Officer. He
                                   is a director of Whitman Corporation,
                                   Woolworth Corporation and the Atlantic
                                   Mutual Companies. Mr. Gilbert also serves on
                                   the Board of Directors of the American
                                   Council on Germany and the Valley Agency for
                                   Youth. He is a permanent member of the
                                   Council on Foreign Relations.

                           THE
                          YEAR
                          TERM
 NAME                AGE EXPIRES                   BACKGROUND
 ----                --- -------                   ----------
 Wendel H. Province.  50  2001   Mr. Province has served as Chairman and Chief
                                 Executive Officer of Midas since January 1998.
                                 He joined The Pep Boys--Manny, Moe & Jack in
                                 1989 as Senior Vice President of
                                 Merchandising, eventually becoming Executive
                                 Vice President and Chief Operating Officer of
                                 Pep Boys. Mr. Province's entire career has
                                 been in the automotive service industry,
                                 having previously served as Senior Vice
                                 President of Whitlock and Vice President of
                                 Autozone.

EXECUTIVE OFFICERS

  Information with respect to those individuals who serve as executive officers of the Company is set forth below.

    NAME, AGE AND POSITION                 BACKGROUND AND EXPERIENCE

Wendel H. Province (50)          (See "Directors")
 Chairman and Chief Executive
 Officer

R. Lee Barclay (55) Executive    Mr. Barclay joined Midas in 1980 as Vice
 Vice President and Chief        President--Controller. He became Vice
 Financial Officer               President and Chief Financial Officer in
                                 1982, and has served in his present position since 1989. He spent eight years as an audit manager for Price Waterhouse in the 1970's.

Terrence E. Reynolds (59)        Mr. Reynolds joined Midas in 1985 as Vice
 Senior Vice President and       President--U.S. Operations. He became a
 General Manager--U.S.           Senior Vice President in 1989 and assumed his
 Operations                      current position in 1997.

John A. Warzecha (49) Senior     Mr. Warzecha served as Vice President and
 Vice President and General      General Manager of Midas' Company-operated
 Manager--Midas U.S.             stores from 1989 to 1993, and as Senior Vice
                                 President--U.S. Franchise Operations from
                                 1993 to 1997. He joined Midas in 1973.

Peter J. F. Schalburg (46)       Mr. Schalburg has served as Senior Vice
 Senior Vice President and       President and General Manager--European
 General Manager--European       Operations since August 1997. From 1990 to
 Operations                      1997 he served as Vice President and General
                                 Manager--Europe. Prior to 1990, he served in various international sales and marketing positions with Valeo and Tenneco Automotive.

Robert H. Sorensen (51) Vice     Mr. Sorensen joined Midas in 1995. From 1990
 President, General Counsel &    to 1995, Mr. Sorensen was a partner with the
 Secretary                       law firm of Kaufman, Chaiken & Sorensen.
                                 Prior to 1990, he served as chief legal
                                 officer with Rollins, Inc. and Burger King
                                 Corporation.

Gerard M. Klaisle (44) Senior    Mr. Klaisle has served as Senior Vice
 Vice President-- Human          President-Human Resources of Midas since
 Resources                       August, 1997. From 1987 to 1997 he was Midas'
                                 Vice President--Human Resources for U.S.
                                 Operations. He joined Midas in 1982.

Edwin A. Grell (53) Vice         Mr. Grell has been with Midas since 1979. He
 President--Controller           has held various accounting positions,
                                 including Treasurer and Assistant Corporate
                                 Controller. He became Vice President--
                                 Controller in September 1997.

    NAME, AGE AND POSITION                 BACKGROUND AND EXPERIENCE
Christian C. Pappas (38) Vice    Mr. Pappas joined Midas in December 1997.
 President--Treasurer            From 1995 to 1997, Mr. Pappas served as
                                 Assistant Treasurer of U.S. Robotics. From
                                 1991 to 1995, he served in several positions at Sara Lee Corporation, his last position being Director--Domestic Treasury. Prior to
                                 1991, Mr. Pappas served in various financial positions at Premark International, Inc. and Centel Corporation.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16 of the Securities Exchange Act of 1934 requires Midas' directors, executive officers and persons who own more than ten percent of Midas Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of beneficial ownership and reports of changes in ownership of Common Stock. Such directors, officers and ten percent shareholders are required to furnish to Midas copies of all Section 16(a) reports that they file.

  To Midas' knowledge, based solely on a review of the copies of such reports furnished to Midas and written representations that no other reports were required during the fiscal year ended December 20, 1997, its directors, officers and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table shows annual and long-term compensation for Midas' former Chief Executive Officer and four other highly compensated executive officers for services in all capacities to Midas and its subsidiaries during 1997. References to "restricted stock" and "stock options" relate to awards under Whitman's Stock Incentive Plan.

                                                              LONG-TERM COMPENSATION
                                    ANNUAL COMPENSATION             AWARDS (A)
                              ------------------------------- ----------------------
                                                               WHITMAN
                                                     OTHER    RESTRICTED
                                                     ANNUAL     STOCK      WHITMAN   ALL OTHER
        NAME AND                                    COMPEN-     AWARDS      STOCK     COMPEN-
   PRINCIPAL POSITION    YEAR SALARY ($) BONUS ($) SATION ($)  ($) (B)   OPTIONS (#) SATION (C)
   ------------------    ---- ---------- --------- ---------- ---------- ----------- ----------
John R. Moore........... 1997  $366,000  $ 86,000   $16,442    $254,375    48,100     $35,345
 Former President and
 Chief Executive Officer
 (d)
                         1996  $352,000  $100,000   $16,182    $315,625    53,000     $43,976
R. Lee Barclay.......... 1997  $247,500  $ 41,000   $12,605    $129,500    30,000     $37,365
 Executive Vice
 President and Chief
 Financial Officer

                         1996  $237,750  $ 41,000   $ 8,193    $161,600    32,000     $41,806
Terrence E. Reynolds.... 1997  $224,822  $ 32,000   $ 8,193    $ 90,188    17,000     $23,151
 Senior Vice President
 and General Manager--
 U.S. Operations

                         1996  $210,000  $ 24,000   $ 8,193    $111,100    18,700     $26,907
John A. Warzecha........ 1997  $195,860  $ 33,000   $ 8,193    $ 90,188    17,000     $19,998
 Senior Vice President
 and General Manager--
 Midas U.S.

                         1996  $178,875  $ 27,000   $ 8,193    $111,100    18,700     $23,259
Peter J.F. Schalburg.... 1997  $203,935  $101,000       --     $127,188    23,500     $15,341
 Senior Vice President
 and General Manager--
 European Operations

                         1996  $199,809  $101,000       --     $146,450    22,000     $16,785

-----------------
(a) As a result of the Distribution (and except for Mr. Moore), all Whitman restricted stock awards and Whitman stock options that were outstanding on the Distribution Date were cancelled and awards of Midas restricted stock and Midas stock options were granted under the Midas, Inc. Stock Incentive Plan in substitution of such Whitman awards. For information regarding beneficial ownership of Midas Common Stock as of February 25, 1998, see the information contained in Item 12.
(b) The number of shares of restricted Whitman Common Stock and the market value thereof held by Messrs. Moore, Barclay, Reynolds, Warzecha and Schalburg at December 31, 1997 were as follows: Mr. Moore, 20,901 shares ($544,732); Mr. Barclay, 10,667 shares ($278,009); Mr. Reynolds, 7,401 shares ($192,889); Mr. Warzecha, 7,401 shares ($192,889); and Mr.
    Schalburg, 9,934 shares ($258,905). Such shares vest ratably over a period of three years. Dividend equivalents are paid on restricted stock at the times and in the same amounts as dividends paid to all Whitman shareholders.
(c) Except for Mr. Schalburg, the amounts shown for All Other Compensation are amounts accrued under a nonqualified retirement plan (Mr. Moore, $27,965; Mr. Barclay, $17,315; Mr. Reynolds, $14,929; and Mr. Warzecha, $13,372), together with the 1997 values of premiums paid by Midas for an executive split dollar life insurance program (Mr. Moore, $7,380; Mr. Barclay, $20,050; Mr. Reynolds, $8,222; and Mr. Warzecha, $6,626). The amount shown for Mr. Schalburg is the amount contributed by Midas to a private retirement arrangement that supplements the French social security program.
(d) Mr. Moore retired effective January 31, 1998.

OPTION/SAR GRANTS IN 1997

  The following table sets forth, for each of the executive officers named in the Summary Compensation Table, options granted in respect of Whitman Common Stock during 1997 pursuant to Whitman's Stock Incentive Plan. No stock appreciation rights were granted.

                                                                        POTENTIAL
                                                                       REALIZABLE
                                      % OF                          VALUE AT ASSUMED
                         NUMBER OF    TOTAL                          ANNUAL RATES OF
                         SECURITIES  OPTIONS                           STOCK PRICE
                         UNDERLYING  GRANTED  EXERCISE              APPRECIATION FOR
                          OPTIONS      TO       PRICE                OPTION TERM (B)
                          GRANTED   EMPLOYEES ($/SHARE) EXPIRATION -------------------
NAME                        (#)      IN 1997     (A)       DATE     5% ($)   10% ($)
----                     ---------- --------- --------- ---------- -------- ----------
John R. Moore ..........   48,100     2.10%   $23.0625   5/01/07   $697,637 $1,767,948
R. Lee Barclay .........   30,000     1.30    $23.0625   5/01/07    435,116  1,102,671
Terrence E. Reynolds ...   17,000      .76    $23.0625   5/01/07    246,566    624,847
John A. Warzecha........   17,000      .76    $23.0625   5/01/07    246,566    624,847
Peter J.F. Schalburg....   23,500     1.00    $23.0625   5/01/07    340,841    863,759

-----------------
(a) All options were granted at a price equal to 100% of the fair market value of Whitman Common Stock at the date of grant, which was May 1, 1997. Options become exercisable in equal annual installments on each of the first three anniversaries of the date of the grant, unless the options become fully exercisable on an earlier date as a result of a change in control as defined in Midas' Stock Incentive Plan.
(b) The dollar amounts under these columns are the result of calculations at the 5% and 10% assumed annual growth rates mandated by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, in the price of Whitman Common Stock. The calculations were based on the exercise price per share and the ten-year term of the options.

AGGREGATED OPTION EXERCISES IN 1997 AND FISCAL YEAR-END OPTION/SAR VALUES

  The following table sets forth information with respect to the executive officers named in the Summary Compensation Table regarding the exercise of options to purchase Whitman Common Stock during 1997 and unexercised options held as of December 31, 1997:

                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                            SHARES      VALUE    OPTIONS HELD AT DECEMBER   IN-THE-MONEY OPTIONS AT
                         ACQUIRED ON   REALIZED        31, 1997 (#)        DECEMBER 31, 1997 ($) (A)
NAME                     EXERCISE (#)    ($)     EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
----                     ------------ ---------- ------------------------- -------------------------
John R. Moore ..........   100,000    $1,360,877       68,442/89,633           $563,368/$219,238
R. Lee Barclay .........    32,200       360,072       17,132/54,568             44,050/  82,032
Terrence E. Reynolds ...    15,833       160,880        6,233/31,734                -- /  49,444
John A. Warzecha .......    37,603       468,846        6,233/31,734                -- /  49,444
Peter J.F. Schalburg....    18,833       182,885        7,333/40,434                -- /  62,444

-----------------
(a) Based on the closing price of Whitman Common Stock ($26.0625) on December 31, 1997, as reported for New York Stock Exchange Composite Transactions.

PENSION PLANS

  Midas maintains qualified, defined benefit pension plans and nonqualified retirement plans paying benefits in optional forms elected by the employee based upon percentage multipliers which are applied to covered compensation and credited service. The pension plans and related nonqualified plans were amended effective January 1, 1992, to reinstate benefit accruals that were frozen for most employees as of December 31, 1988, when Midas changed its benefit plan structure. The revised benefit formula provides a normal retirement benefit of 1% of covered compensation for each year of credited service (excluding 1989-1991), up to a maximum of 20 years. The changes also include special minimum benefits based on credited service accrued through December 31, 1988, and covered compensation at retirement.

  The following table reflects future benefits, payable as life annuities upon retirement, in terms of a range of amounts determined under the revised benefit formula mentioned above, at representative periods of credited service.

                           PROJECTED ANNUAL PENSION

                                              YEARS OF CREDITED SERVICE (B)
                                            ----------------------------------
      COVERED COMPENSATION (A)                 5      10      15    20 OR MORE
      ------------------------              ------- ------- ------- ----------
      $200,000............................. $10,000 $20,000 $30,000  $ 40,000
      $300,000.............................  15,000  30,000  45,000    60,000
      $400,000.............................  20,000  40,000  60,000    80,000
      $500,000.............................  25,000  50,000  75,000   100,000

-----------------
(a) Covered compensation includes salary and bonus, as shown in the Summary Compensation Table, averaged over the five consecutive years in which such compensation is the highest.
(b) As of December 31, 1997, Messrs. Barclay, Reynolds and Warzecha had 17, 9 and 20 years of credited service, respectively.

  The benefit for Mr. Moore who had 23 years of credited service as of December 31, 1988, will be determined under the minimum benefit formula (28% of covered compensation). Such benefits are not subject to deduction for social security or other offset amounts. As of December 31, 1997, Mr. Moore had an accrued annual benefit payable at normal retirement age of approximately $124,000.

  As an employee of Midas Europe and resident of Monaco, Mr. Schalburg does not participate in a Midas pension plan. As reflected in the Summary Compensation Table above, Midas contributes to a private retirement arrangement for Mr. Schalburg that supplements the French social security program.

TERMINATION BENEFITS

  Midas has entered into change in control agreements (the "Change in Control Agreements"), with Messrs. Province, Barclay, Reynolds, Warzecha, Schalburg and certain other officers. The Change in Control Agreements were a result of a determination by the Midas Board that it was important and in the best interests of Midas and its shareholders to ensure that, in the event of a possible change in control of Midas, the stability and continuity of management would continue unimpaired, free of the distractions incident to any such possible change in control.

  For purposes of the Change in Control Agreements, a "change in control" includes (i) a reorganization, merger or consolidation or sale or other disposition of all or substantially all of Midas' assets, other than a transaction in which the beneficial owners of Midas Common Stock prior to the transaction own at least two-thirds of the voting securities of the corporation resulting from such transaction, no person owns 25% or more of the voting securities of the corporation resulting from such transaction and the members of the Midas Board constitute at least a majority of the members of the board of directors of the corporation resulting from such transaction,
(ii) the consummation of a plan of complete liquidation or dissolution of Midas, (iii) the acquisition by any person or group of 25% or more of Midas' voting securities, or (iv) persons who are directors of Midas on the Distribution Date (or their successors as approved by a majority of the members of the Midas Board) cease to constitute a majority of the Midas Board.

  Benefits are payable under the Change in Control Agreements only if a change in control has occurred and within three years thereafter the officer's employment is terminated involuntarily without cause or voluntarily by the officer for reasons such as demotion, relocation, loss of benefits or other changes. The principal benefits to be provided to officers under the Change in Control Agreements are (i) a lump sum payment equal to three years' compensation (base salary and incentive compensation), and (ii) continued participation in Midas' employee benefit programs or equivalent benefits for three years following termination. The Change in Control Agreements provide that, if separation payments thereunder, either alone or together with payments under any other plan of

Midas, would constitute a "parachute payment" as defined in the Internal Revenue Code (the "Code") and subject the officer to the excise tax imposed by
Section 4999 of the Code, Midas will pay such tax and any taxes on such payment.

  The Change in Control Agreements are not employment agreements, and do not impair the right of Midas to terminate the employment of the officer with or without cause prior to a change in control, or, absent a potential or pending change in control, the right of the officer to voluntarily terminate his employment.

AGREEMENT WITH RETIRED EXECUTIVE OFFICER

  Midas entered into a one year consulting agreement with Mr. Moore expiring on January 31, 1999, and providing for a minimum consulting fee of $300,000.

COMPENSATION OF DIRECTORS

  Directors who are not employees of Midas receive an annual retainer of $20,000, plus $1,000 for each meeting of the Midas Board and $600 for each Midas Board committee meeting attended. The Chairman of each Midas Board committee will be paid an additional $3,000 annual retainer. Non-employee directors may also receive awards pursuant to the Midas Stock Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the beneficial ownership of Midas Common Stock (i) on February 25, 1998 by the directors of Midas, the executive officers named in the Summary Compensation Table and by all directors and executive officers of Midas as a group and (ii) by the persons known by Midas to be beneficial owners of more than 5% of the Midas Common Stock. Directors and executive officers of Midas received shares of Midas Common Stock in respect of the shares of Whitman common stock held by them on January 16, 1998, the record Date for the Distribution, on the same basis as other Whitman stockholders. In addition, as a result of the Distribution (except for Mr. Moore), substantially all Whitman restricted stock awards and Whitman stock options that were outstanding on the Distribution Date were cancelled and awards of Midas restricted stock and Midas stock options were granted under the Midas, Inc. Stock Incentive Plan in substitution of such Whitman awards. Each of the following individuals and members of the group has sole voting and investment power with respect to the shares of Midas Common Stock shown unless otherwise indicated.

                                                   AMOUNT AND NATURE    PERCENT
      NAME OR IDENTITY OF GROUP                 OF BENEFICIAL OWNERSHIP OF CLASS
      -------------------------                 ----------------------- --------
      Herbert M. Baum..........................              187             *
      Thomas L. Bindley........................            9,915             *
      Archie R. Dykes..........................              940             *
      Jarobin Gilbert, Jr......................              137             *
      John R. Moore............................           41,063             *
      R. Lee Barclay...........................           66,907(a)          *
      Terrence E. Reynolds.....................           18,610(a)          *
      John A. Warzecha.........................           10,102             *
      Peter J.F. Schalburg.....................           23,796(a)          *
      All Directors and Executive Officers
       as a Group (14 persons).................          204,316(b)        1.2%
      Southeastern Asset Management, Inc.......        2,535,857(c)       14.9%

-----------------
  *Less than 1%.
(a) Includes shares which the named director or executive officer has the right to acquire within 60 days after February 25, 1998, through exercise of Midas Common Stock options, as follows: Mr. Barclay, 27,401 shares; Mr. Reynolds, 9,969 shares; and Mr. Schalburg, 9,902 shares.

(b) The number of shares shown as beneficially owned include 64,292 shares which directors and executive officers have the right to acquire within 60 days after February 25, 1998, through the exercise of Midas Common Stock options, 41,604 shares subject to possible forfeiture under outstanding Midas restricted stock awards, and 61,641 shares representing the vested beneficial interest of such persons under the Midas Retirement Savings Plan.
(c) The information as to Southeastern Asset Management, Inc. is derived from a joint statement with Longleaf Partners Small-Cap Fund on Schedule 13G with respect to Common Stock, filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities Exchange Act of 1934. Such statement discloses that Southeastern Asset Management, Inc. and Longleaf Partners Small-Cap Fund have the power to vote on and dispose of 2,533,191 shares. In addition, there are 2,666 shares held in a non-discretionary account.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ARRANGEMENTS BETWEEN MIDAS AND WHITMAN RELATING TO THE DISTRIBUTION

 Distribution and Indemnity Agreement

  The Distribution Agreement with Whitman provides for, among other things, the principal corporate transactions required to effect the Distribution and certain other agreements governing the relationship between Midas and Whitman with respect to or as a result of the Distribution.

  The Distribution Agreement provides that (i) Whitman will indemnify Midas against any liabilities arising out of the businesses conducted or to be conducted by Whitman or any subsidiary of Whitman and any previously-owned division, subsidiary or affiliate of Whitman (other than Midas); and (ii) Midas will indemnify Whitman against any liabilities arising out of businesses conducted or to be conducted by Midas or any subsidiary of Midas and any previously-owned division, subsidiary or affiliate of Midas; provided, however, that neither Midas nor Whitman will have any liability to each other for taxes except as provided in the Tax Sharing Agreement. The indemnities will be limited to the extent that the indemnitee receives insurance proceeds or a tax benefit with respect to the claimed loss.

  The Distribution Agreement also provides that, except as otherwise set forth therein or in the Tax Sharing Agreement, all costs and expenses arising on or prior to the Distribution Date in connection with the Distribution will be paid by Whitman, other than (i) costs related to Midas' new financing arrangements, to the listing of the Midas Common Stock on the NYSE and to printing new stock certificates, (ii) fees of rating agencies for rating Midas' securities, (iii) one-third of the legal fees for the Distribution,
(iv) the accounting and audit fees related to the Distribution, (v) fees of outside consultants retained by Midas and (vi) one-third of the cost of printing and distributing Midas' Registration Statement on Form 10.

  The Distribution Agreement also provides that each party thereto will indemnify the other party in the event of certain liabilities arising under the Securities Exchange Act of 1934.

  In connection with certain employee compensation and benefit matters, the Distribution Agreement provides that, with certain exceptions, Midas and its subsidiaries will be responsible for all liabilities to, or under benefit plans or programs with respect to, any current, former and future employee (and their dependents and beneficiaries) of Midas or any of its subsidiaries prior to, on and after the Distribution.

 Tax Sharing Agreement

  Midas will be included in the consolidated U.S. Federal income tax returns of Whitman through and including the Distribution Date. Whitman had previously entered into a certain Tax Allocation Agreement (the "Tax Allocation Agreement") with Midas International with respect to U.S. Federal income taxes. The Tax Allocation Agreement provided, among other things, that if Midas International leaves the consolidated group, such agreement would terminate.

  As part of the Distribution, Midas and Midas International, respectively, entered into an agreement with Whitman (the "Tax Sharing Agreement") which replaced the Tax Allocation Agreement. The Tax Sharing Agreement provides that in order to avoid adversely affecting the intended tax consequences of the Distribution, Midas shall not, during the three year period following the Distribution Date, (i) cease to engage in an active trade or business within the meaning of the Code, (ii) issue any shares of Midas stock, except for issuances of stock or stock options which do not, in the aggregate, exceed 20% of the issued and outstanding Midas Common Stock immediately following the Distribution, (iii) purchase any shares of its stock other than through stock purchases permitted by the tax ruling related to the Distribution, (iv) liquidate or merge with any other corporation or transfer substantially all of its assets to any other corporation, or (v) recommend to its shareholders that they agree to an acquisition of their Midas stock by another entity, unless either (a) an opinion is obtained from counsel to Midas which counsel shall be satisfactory to Whitman, or (b) a supplemental ruling is obtained from the Internal Revenue Service to the effect that such act or omission would not adversely affect the U.S. Federal income tax consequences, as set forth in the tax ruling, of the Distribution to any of Whitman, its shareholders or Midas. Midas does not expect that these limitations will significantly inhibit its activities or its ability to respond to unanticipated developments. In addition, the Tax Sharing Agreement provides that, if as a result of any transaction occurring after the Distribution Date involving either the stock, assets or debt, or any combination thereof, of Midas or any of its subsidiaries, the Distribution fails to qualify as tax-free under Section 355 of the Code, Midas will indemnify Whitman for all taxes, including penalties and interest, incurred by Whitman by reason of the Distribution. The Tax Sharing Agreement further provides that if the Distribution fails to qualify as tax-free under Section 355 of the Code as a result of any transaction occurring on or before the Distribution Date and involving the stock, assets or debt, or any combination thereof, of Midas or any of its subsidiaries, then Whitman, and not Midas, shall be liable for such taxes described above.

  The Tax Sharing Agreement generally provides that Midas will be liable for all Federal, state, local and foreign tax liabilities, including any such liabilities resulting from the audit or other adjustment to previously filed tax returns, which are attributable to Midas' businesses, and that Whitman will be responsible for all such taxes attributable to the businesses being retained by Whitman. Midas will be entitled to the value of any tax benefits that it may have made available to the Whitman consolidated group.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1. Financial Statements

      See Index to Combined Financial Statements on page F-1.

    2. Financial Statement Schedules

      See Index to Combined Financial Statements on page F-1.

    3. Exhibits

      See Exhibit Index on page i.

  (b) Reports on Form 8-K

    The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1997.

  (c) Exhibits

      See Item 14(a)(3) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed
on its behalf by the undersigned, thereunto duly authorized, this        day
of March, 1998.

                                          MIDAS, INC.

                                                  /s/ R. Lee Barclay
                                          By:__________________________________
                                                      R. Lee Barclay
                                             Executive Vice President andChief
                                                     Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities
indicated on behalf of the registrant, this    day of March, 1998.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


        /s/ Wendel H. Province              Chairman and Chief Executive Officer and
___________________________________________   Director
            Wendel H. Province                (principal executive officer)


          /s/ R. Lee Barclay                Executive Vice President and Chief
___________________________________________   Financial Officer
              R. Lee Barclay                  (principal financial officer)


          /s/ Edwin A. Grell                Vice President--Controller
___________________________________________   (principal accounting officer)
              Edwin A. Grell

          /s/ Herbert M. Baum               Director
___________________________________________
              Herbert M. Baum

         /s/ Thomas L. Bindley              Director
___________________________________________
             Thomas L. Bindley

          /s/ Archie R. Dykes               Director
___________________________________________
              Archie R. Dykes

       /s/ Jarobin Gilbert, Jr.             Director
___________________________________________
           Jarobin Gilbert, Jr.


                                     MIDAS

                    INDEX TO COMBINED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................. F-2
Combined Statements of Operations for the years ended December 1997, 1996 and 1995................................................................. F-3
Combined Balance Sheets as of December 1997 and 1996...................... F-4
Combined Statements of Cash Flows for the years ended December 1997, 1996 and 1995................................................................. F-5
Notes to Combined Financial Statements.................................... F-6

  Financial statement schedules are omitted because they are not applicable or the required information is immaterial or is presented in the financial statements or related notes.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
 Midas, Inc.:

  We have audited the accompanying combined balance sheets of Midas as of December 1997 and 1996, and the related combined statements of operations and cash flows for each of the years in the three-year period ended December 1997. These combined financial statements are the responsibility of Midas' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Midas as of December 1997 and December 1996, and the results of operations and cash flows for each of the years in the three-year period ended December 1997 in conformity with generally accepted accounting principles.

                                 LOGO
                                          KPMG Peat Marwick LLP

Chicago, Illinois
January 30, 1998

                                     MIDAS

                       COMBINED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)

                                                         FOR THE YEARS ENDED
                                                               DECEMBER
                                                         ----------------------
                                                          1997    1996    1995
                                                         ------  ------  ------
Sales and revenues...................................... $596.4  $604.2  $576.1
                                                         ------  ------  ------
Cost of goods sold......................................  277.5   281.8   268.4
Selling, general and administrative expenses............  252.1   244.4   225.2
Disposition of U.S. Company-operated stores.............   35.5     --      --
Non-recurring charges...................................   32.1     --      --
                                                         ------  ------  ------
  Operating income......................................   (0.8)   78.0    82.5
                                                         ------  ------  ------
Whitman charges.........................................  (18.1)  (17.2)  (19.0)
                                                         ------  ------  ------
Interest expense:
  Whitman...............................................   (6.8)   (7.3)   (7.2)
  Other.................................................   (2.3)   (2.7)   (2.1)
                                                         ------  ------  ------
    Total interest expense..............................   (9.1)  (10.0)   (9.3)
                                                         ------  ------  ------
Other income (expense), net.............................    0.9     0.8     1.7
                                                         ------  ------  ------
  Income (loss) before taxes............................  (27.1)   51.6    55.9
Income tax provisions...................................   (3.6)   21.2    24.2
                                                         ------  ------  ------
Net income (loss)....................................... $(23.5) $ 30.4  $ 31.7
                                                         ======  ======  ======
Pro forma basic and diluted earnings (loss) per share... $(1.21)
                                                         ======




            See accompanying notes to combined financial statements.

                                     MIDAS

                            COMBINED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                    DECEMBER
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
ASSETS:
Current assets:
  Cash and cash equivalents...................................... $ 12.5 $ 18.2
  Receivables, net...............................................   65.7   72.0
  Inventories....................................................   79.8   88.8
  Other current assets...........................................   30.8   19.5
                                                                  ------ ------
    Total current assets.........................................  188.8  198.5
Property and equipment, net......................................  198.2  212.3
Intangible assets, net...........................................   29.3   45.9
Other assets.....................................................   26.8   26.0
                                                                  ------ ------
    Total assets................................................. $443.1 $482.7
                                                                  ====== ======
LIABILITIES AND EQUITY:
Current liabilities:
  Short-term debt................................................ $  1.8 $  3.9
  Accounts payable...............................................   40.3   55.4
  Income taxes payable...........................................    2.1    8.3
  Accrued expenses...............................................   62.8   26.3
                                                                  ------ ------
    Total current liabilities....................................  107.0   93.9
Loans and advances from Whitman..................................   55.5   77.2
Long-term debt...................................................    3.5    --
Obligations under capital leases.................................   14.6   13.6
Deferred income taxes and other liabilities......................   28.4   20.9
                                                                  ------ ------
    Total liabilities............................................  209.0  205.6
Shareholder equity...............................................  234.1  277.1
                                                                  ------ ------
    Total liabilities and equity................................. $443.1 $482.7
                                                                  ====== ======


            See accompanying notes to combined financial statements.

                                     MIDAS

                       COMBINED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                        FOR THE YEARS ENDED
                                                              DECEMBER
                                                        ----------------------
                                                         1997    1996    1995
                                                        ------  ------  ------
Cash flows from operating activities:
  Net income........................................... $(23.5) $ 30.4  $ 31.7
  Adjustments reconciling net income to net cash
   provided
   by operating activities:
    Depreciation and amortization......................   21.3    20.3    18.1
    Non-recurring charges..............................   67.6     --      --
    Cash expenditures for non-recurring charges........   (1.9)    --      --
    Deferred income taxes..............................  (13.8)   (0.6)    --
    Changes in assets and liabilities:
      (Increase) decrease in receivables...............    6.5    (6.1)   (3.9)
      (Increase) decrease in inventories...............    9.8   (11.8)   (7.2)
      Increase (decrease) in accounts payable..........  (15.3)    7.6     3.2
      Increase (decrease) in accrued expenses..........   10.4    (6.3)    5.7
      (Decrease) in income taxes payable...............  (10.8)    2.1     2.6
      Other............................................    3.8    (1.1)  (10.9)
                                                        ------  ------  ------
        Net cash provided by operating activities......   54.1    34.5    39.3
                                                        ------  ------  ------
Cash flows from investing activities:
  Capital investments..................................  (29.4)  (30.7)  (32.0)
  Proceeds from sales of property and equipment........    5.2     4.7     3.8
                                                        ------  ------  ------
        Net cash used in investing activities..........  (24.2)  (26.0)  (28.2)
                                                        ------  ------  ------
Cash flows from financing activities:
  Net increase (decrease) in short-term debt...........   (2.5)    3.2     0.5
  Payment of obligations under capital leases..........   (0.8)   (1.0)   (1.8)
  Long-term debt incurred..............................    3.5     --      --
  Net increase (decrease) in loans and advances from
   Whitman.............................................  (20.8)    6.9     1.1
  Dividends to Whitman.................................  (14.0)  (10.9)  (10.3)
                                                        ------  ------  ------
        Net cash provided by (used in) financing
         activities....................................  (34.6)   (1.8)  (10.5)
                                                        ------  ------  ------
Effect of exchange rate changes on cash and cash
 equivalents...........................................   (1.0)   (0.1)   (0.2)
                                                        ------  ------  ------
Net change in cash and cash equivalents................   (5.7)    6.6     0.4
Cash and cash equivalents at beginning of period.......   18.2    11.6    11.2
                                                        ------  ------  ------
Cash and cash equivalents at end of period............. $ 12.5  $ 18.2  $ 11.6
                                                        ======  ======  ======

            See accompanying notes to combined financial statements.

                                     MIDAS

                    NOTES TO COMBINED FINANCIAL STATEMENTS

(1) INTRODUCTION

 Basis of Presentation

  These combined financial statements present the operations of Midas, which for all periods presented, was comprised of wholly-owned subsidiaries of Whitman Corporation ("Whitman"), including Midas International Corporation ("Midas International") and its wholly-owned subsidiaries and other Midas companies owned by Whitman but directly managed by Midas International. In January 1998, the companies included in these combined financial statements became wholly-owned subsidiaries of Midas, Inc., a subsidiary of Whitman. (As required by the context, "Midas" refers to Midas, Inc. or to the group of companies that became wholly-owned subsidiaries of Midas, Inc. in January 1998.)

 Spin-off from Whitman

  On January 30, 1998, Whitman distributed (the "Distribution") 17.0 million shares of common stock of Midas ("Midas Common Stock") to Whitman's shareholders, at the rate of one share of Midas Common Stock and the associated Right (described later in this note) for every six shares of Whitman common stock. As a result of the spin-off (the "Spin-off"), Midas, Inc. became an independent, publicly held company.

 New Debt Agreements; Payment to Whitman

  In anticipation of the Spin-off, Midas entities entered into three new debt agreements in January 1998. Midas and its wholly-owned subsidiary, Midas International, entered into a five-year, unsecured revolving credit facility with a syndicate of commercial banks and financial institutions that enables Midas and Midas International to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $200 million. Midas International also entered into a seven-year $50 million unsecured term loan arrangement with an institutional investor. Also in January 1998, Midas France S.A. entered into a loan agreement with a syndicate of financial institutions providing for a 100 million French franc, five-year amortizing term loan.

  In January 1998, in order to settle its Whitman obligations of $210 million ($137.6 million dividend and $72.4 million of intercompany loans and advances), and to provide for working capital on and after the Distribution, Midas International borrowed $150 million under the revolving credit facility and $50 million under the term loan, while Midas France S.A. borrowed 100 million french francs under the French term loan. Midas may convert a portion of its initial debt to longer term fixed rate debt, contingent upon acceptable market conditions.

 Pro Forma Capitalization (Unaudited)

  The following table presents the capitalization of Midas at the end of 1997, together with pro forma information as if the borrowings under the new debt agreements and the payments to Whitman had occurred as of the end of 1997 (in millions):

                                                                ACTUAL PRO FORMA
                                                                ------ ---------
      Cash and cash equivalents................................ $ 12.5  $ 18.5
                                                                ======  ======
      Short-term debt.......................................... $  1.8  $  1.8
      Loans and advances from Whitman..........................   55.5     --
      Existing long-term debt & capital leases.................   18.1    18.1
      Bank credit facility.....................................    --    150.0
      Term loan................................................    --     50.0
      French term loan.........................................    --     16.2
                                                                ------  ------
          Total debt...........................................   75.4   236.1
      Shareholder equity.......................................  234.1    96.5
                                                                ------  ------
          Total capitalization................................. $309.5  $332.6
                                                                ======  ======

                                     MIDAS

 Pro Forma Basic and Diluted Earnings (Loss) Per Share (Unaudited)

  Pro forma basic and diluted earnings (loss) per share have been calculated on the assumption that the 17.0 million shares of Midas Common Stock that were distributed on January 30, 1998 had been outstanding since the beginning of 1997. Pro forma adjustments have been made to give effect to increases or decreases in costs that would have been incurred by Midas as an independent, publicly held company, rather than a subsidiary of Whitman. The pro forma adjustments are summarized as follows (in millions):

                                                                        1997
                                                                       ------
      Incremental administrative expenses of an independent, publicly held company................................................... $ (2.8)
      Elimination of Whitman charges..................................   18.1
      Elimination of interest paid to Whitman ........................    6.8
      Incremental interest expense of an independently capitalized company........................................................  (17.2)
      Incremental income tax provision................................   (1.9)
                                                                       ------
          Decrease in pro forma net loss.............................. $  3.0
                                                                       ======

 Stock Options and Restricted Stock

  In connection with the Spin-off, Midas adopted, and Whitman, as then sole shareholder of Midas, Inc., approved the Midas 1998 Stock Incentive Plan (the "Plan"). The Plan authorizes the issuance of up to 3,106,886 shares of Midas Common Stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. In addition, Midas has reserved 10,000 shares for issuance upon the grant of stock awards.

  On January 30, 1998, outstanding stock options granted under the Whitman stock option plan were replaced with non-qualified Midas, Inc. stock options of equivalent value, with necessary adjustments being made to the number and exercise price of the Midas options to preserve the economic spread of the Whitman options. Options granted pursuant to the Plan are generally exercisable over a period of three years commencing one year after the date of grant. The following table summarizes information regarding the outstanding Midas stock options as of January 30, 1998.

                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
   -----------------------------------------------------------------------
                              WEIGHTED-    WEIGHTED-             WEIGHTED-
     RANGE OF                  AVERAGE      AVERAGE               AVERAGE
     EXERCISE               REMAINING LIFE EXERCISE  EXERCISABLE EXERCISE
      PRICES       SHARES     (IN YEARS)     PRICE     SHARES      PRICE
   -------------  --------- -------------- --------- ----------- ---------
   $ 7.35-$ 9.81     64,616      4.7        $ 8.65      64,616    $ 8.65
   $11.41-$15.83    842,069      7.9        $15.15     253,778    $15.06
   $14.42-$16.39  1,200,201      9.3        $15.03         --        --
                  ---------                            -------
                  2,106,886                            318,394
                  =========                            =======

  In addition, restricted shares of Whitman common stock issued to certain Midas officers were forfeited on January 30, 1998 and replaced with restricted shares of Midas Common Stock of equal value. At January 30, 1998, there were 41,604 restricted shares of Midas Common Stock outstanding. The restricted shares vest at various times over a three-year period commencing one year from the original date of grant.

 Shareholder Rights Agreement and Series A Junior Participating Preferred
Stock

  In 1997, Midas adopted a Rights Agreement providing for the issuance of one Preferred Stock Purchase Right (a "Right") with each share of Midas Common Stock. Each Right entitles the registered holder to purchase from Midas one one-hundredth of a share of Series A Junior Participating Preferred Stock (a "Preferred

                                     MIDAS

Share") at a price of $150 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will become exercisable on the Rights Distribution Date, which is the earlier of the tenth day following a public announcement that a person(s) has acquired beneficial ownership of 15% or more of the outstanding shares of Midas Common Stock (an "Acquiring Person"), or ten business days after the commencement of a tender offer or exchange offer that would result in a person(s) acquiring beneficial ownership of 15% or more of the outstanding shares of Midas Common Stock.

  If a person becomes an Acquiring Person, each Right holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right, a number of shares of Midas Common Stock having a market value of two times the exercise price of the Right. If Midas is acquired in a merger or other business combination, each Right holder (other than the Acquiring Person) will be entitled to receive, upon exercise of a Right, a number of the acquiring company's common shares having a market value at that time of two times the exercise price of the Right.

  In general, Midas can redeem all the Rights for one cent per Right at any time until 10 days following the first public announcement that a person has become an Acquiring Person. The Midas Board of Directors, without the consent of the holders of Rights, is also authorized to reduce the stock ownership thresholds to 10 percent or increase them to not more than 20 percent. The Rights will expire on December 31, 2007. Until a Right is exercised, the holder of a Right (merely by being a Right holder) will have no rights as a shareholder of Midas, including voting or dividend rights.

  Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 per share, but will be entitled to an aggregate dividend of 100 times the dividend declared per share of Midas Common Stock. Each Preferred Share will have 100 votes, voting together with the Midas Common Stock. In the event of a merger or other transaction in which shares of common stock of the Company are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per share of Midas Common Stock.

  The Company has 20 million authorized shares of Series A Junior
Participating Preferred Stock. There are no shares of Series A Junior Participating Preferred Stock issued or outstanding.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

  Midas provides retail automotive services through franchised and Company-operated stores in the U.S., Canada, France and other countries. Midas also manufactures exhaust and other products for the automotive aftermarket, which products are distributed to franchisees and others.

 Fiscal Periods

  The 1997, 1996 and 1995 fiscal years ended on December 20, 14, and 16, respectively. The 1997 fiscal year consisted of 53 weeks, while each of the 1996 and 1995 fiscal years consisted of 52 weeks. The fiscal year of Midas' operations outside the U.S. and Canada ends in November.

 Foreign Currency Translation and Transactions

  All assets and liabilities of non-U.S. operations are translated into U.S. dollars using exchange rates as of the end of each fiscal period. Income and expense items are translated at average exchange rates prevailing during each fiscal period. The resulting translation adjustments are recorded as a component of shareholder equity. Gains and losses from foreign currency transactions are included in net earnings.

                                     MIDAS

 Cash and Cash Equivalents

  Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less.

 Fair Value of Financial Instruments

  Midas' financial instruments include cash and cash equivalents, receivables, short-term debt, accounts payable, and long-term debt. The carrying amount and the fair value of the long-term debt differ by an immaterial amount. The carrying amounts of the other assets and liabilities approximate fair values because of the short maturity of these instruments. Because of the intercompany nature of the indebtedness, it is not considered meaningful to present fair value information with respect to the loans and advances from Whitman.

 Inventories

  Inventories are valued at the lower of cost, determined using the first-in, first-out method, or net realizable value.

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method and includes amortization of assets held under capital leases. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in other income (expense), net.

  Expenditures for maintenance and repairs are expensed as incurred. The approximate ranges of annual depreciation rates are 2% to 10% for buildings and improvements and 8% to 20% for machinery and equipment.

 Intangible Assets

  Intangible assets primarily consist of the excess of cost over fair market value of tangible assets of acquired businesses, substantially all of which arose from acquisitions of business combinations accounted for under the purchase method. Such excess amounts (goodwill) are being amortized on straight-line bases over periods of 20 or 40 years. In addition, there are other minor amounts of intangible assets that are being amortized on straight-line bases over periods of 10 to 20 years.

 Carrying Values of Long-lived Assets

  Midas evaluates the carrying values of its long-lived assets to be held and used in the business by reviewing undiscounted cash flows by operating unit. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying values of the assets, the carrying values would be adjusted for the difference between the fair value and the carrying value.

 Revenue Recognition

  Product sales are recognized as revenues at the time products are shipped, at which time provision is made for estimated product returns. Sales and revenues of Company-operated stores are recognized when customer vehicles are repaired or serviced.

  Revenues derived from initial franchise fees are recognized when the franchised store opens. Direct costs related to securing initial franchise agreements and performing the required services under such agreements are charged to expenses as incurred. Franchise renewal fees are recognized when the renewal period commences. Royalties are recognized in the periods that correspond to the periods when retail sales and revenues are recognized by franchisees.

                                     MIDAS

  Selected products carry warranties ranging from one year to the lifetime of a vehicle, so long as the retail customer owns the vehicle. Midas estimates and records the net costs related to its warranty program as required, in the period the sales are reported, based on its historical experience.

 Advertising

  Advertising costs are expensed as incurred.

 Account Classifications

  Certain amounts presented in the accompanying combined financial statements are classified in a manner that differs, in minor respects, from the manner in which such amounts have been classified in Whitman's consolidated financial statements.

 Use of Estimates

  Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these combined financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

(3) DISPOSITION OF U.S. COMPANY-OPERATED STORES

  In the third quarter of 1997, management adopted a plan for the disposition of Company-operated stores located in the United States. Of 135 stores that had been operated by Midas, 119 are expected to be franchised and 16 are expected to be closed. Management expects that the program to franchise or close the stores will be substantially completed during 1998. The estimated losses and costs associated with the disposition program are summarized as follows (in millions):

      Write-downs of assets to net realizable values (a)................ $ 21.5
      Non-recoverable lease costs (b)...................................    7.7
      Severance and other costs (c).....................................    6.3
                                                                         ------
                                                                           35.5
      Income tax benefits...............................................  (11.8)
                                                                         ------
                                                                          $23.7
                                                                         ======

-----------------
(a) The assets of the U.S. Company-operated stores have been written down to net realizable values, which are based on estimated proceeds (net of transaction costs) from sales of tangible and intangible assets of stores to be franchised, and from sales or recoveries of tangible assets of stores to be closed.
(b) Certain U.S. Company-operated stores have occupied leased facilities. Management estimates that $7.7 million of costs under such leases will not be recovered through future operations due to store closings or because subleases in connection with franchising transactions are not expected to result in full recovery of the related lease payments. The related accrual has been classified as a noncurrent liability.
(c) Severance and other costs include $4.7 million of termination benefits for 202 employees, and other costs of $1.6 million. Cash expenditures relating to employee severance costs will be incurred as the stores are closed or sold. Cash outlays during 1997 were $0.2 million.

(4) NON-RECURRING CHARGES

  During the third quarter of 1997, Midas' management approved and commenced the implementation of several initiatives that resulted in non-recurring charges aggregating $32.1 million ($22.5 million after taxes). These initiatives are intended to focus Midas' human and financial resources on the objectives of growing the core franchising business and reducing operating costs. The non-recurring charges are summarized as follows (in millions):

                                     MIDAS

      Costs associated with special one-time product return program (a).  $ 7.8
      Costs associated with changes in U.S. franchisee advertising
       programs (b).....................................................    4.4
      Asset write-downs to recognize impairments (c)....................   12.5
      Severance and other costs (d).....................................    7.4
                                                                          -----
                                                                           32.1
      Income tax benefits...............................................   (9.6)
                                                                          -----
                                                                          $22.5
                                                                          =====

-----------------
(a) Midas policies restrict the level of excess products that may be returned by franchisees. Midas has adopted a one-time program under which franchisees will be permitted to return products in excess of the amounts that would have been permitted under those policies. The $7.8 million non-recurring charge covers the estimated costs associated with returns of products sold to franchisees in prior periods.
(b) Under the terms of its franchising agreements, Midas is obligated to use one-half of the royalty payments received from franchisees for advertising expenditures. Advertising expenditures under the U.S. program have exceeded the amounts received from franchisees. Although it is not obligated to do so under the franchising agreements, Midas has provided a one-time supplement to the program amounting to $4.4 million, which has been recorded as a non-recurring charge. Concurrently, Midas has discontinued financial participation in a cooperative advertising program administered for U.S. franchisees.
(c) Asset write-downs to recognize impairments include: $5.5 million related to Company-owned real estate and improvements, which are leased to franchisees under leases that are not expected to result in full recovery of the investments in such assets; $5.3 million related to impaired goodwill of certain non-U.S. operating units, based on past and projected operating results; and $1.2 million related to computer hardware deemed obsolete due to changes in operating procedures.
(d) Severance and other costs include $4.4 million of termination benefits for 61 employees resulting from staff reductions and $3.0 million of other non-recurring costs. The staff reductions are expected to be completed by early 1998. Severance of $1.1 million and other costs of $0.6 million were paid during 1997.

  The non-recurring charges include non-cash asset write-downs of $12.5 million and it is expected that future cash outflows will be approximately $10.0 million (after consideration of tax benefits), substantially all of which will occur in the fourth quarter of 1997 and the first half of 1998.

(5) CHANGES IN EQUITY

  The following table presents the changes in equity of Midas for the years ended December 1995, 1996 and 1997 (in millions):

                                                         CUMULATIVE
                                                          CURRENCY
                                                CAPITAL  TRANSLATION SHAREHOLDER
                                                ACCOUNTS ADJUSTMENTS   EQUITY
                                                -------- ----------- -----------
      December 1994............................  $234.6     $(3.5)     $231.1
      Net income...............................    31.7       --         31.7
      Capital contribution from Whitman........     3.6       --          3.6
      Dividends to Whitman.....................   (10.3)      --        (10.3)
      Translation adjustments..................     --        2.4         2.4
                                                 ------     -----      ------
      December 1995............................   259.6      (1.1)      258.5
      Net income...............................    30.4       --         30.4
      Dividends to Whitman.....................   (10.9)      --        (10.9)
      Translation adjustments..................     --       (0.9)       (0.9)
                                                 ------     -----      ------
      December 1996............................   279.1      (2.0)      277.1
      Net income (loss)........................   (23.5)      --        (23.5)
      Capital contribution from Whitman........     2.3       --          2.3
      Dividends to Whitman.....................   (14.0)      --        (14.0)
      Translation adjustments..................     --       (7.8)       (7.8)
                                                 ------     -----      ------
      December 1997............................  $243.9     $(9.8)     $234.1
                                                 ======     =====      ======

                                     MIDAS

(6) TRANSACTIONS WITH WHITMAN

 Cash Management and Advances

  Whitman managed the cash not considered necessary for current operating requirements of certain of its subsidiaries, including the U.S. operations of Midas. Cash not needed for current operations was advanced to Whitman at the then-current commercial bank prime lending rate; cash was advanced by Whitman on the same basis. All advances to or from Whitman are included in loans and advances from Whitman in the combined balance sheets. Interest income and expense on such advances are included in interest expense-Whitman in the combined statements of operations.

 Loans Payable to Whitman

  The following notes and loans are included in loans and advances from Whitman at December 1997 and 1996 (in millions):

                                                                      DECEMBER
                                                                     -----------
                                                                     1997  1996
                                                                     ----- -----
      Note due through 2002, 10.5%.................................. $29.2 $35.0
      Junior subordinated note due 2001, floating prime rate........  29.0  29.0
      Loan payable due 2013, variable rate based on bond market
       (average 1997 was 3.8%)......................................   5.0   5.0
      Note, denominated in French francs, due through 2001, 6.0%....   --    6.0
                                                                     ----- -----
                                                                     $63.2 $75.0
                                                                     ===== =====

 Dividends and Capital Contributions

  Midas has paid dividends to Whitman and has received capital contributions from Whitman, as summarized in Note 5.

 Whitman Charges

  Whitman allocated portions of its corporate office general and administrative expenses and interest expense to its subsidiaries. Midas' share of such costs amounted to $18.1 million in 1997, $17.2 million in 1996, and $19.0 million in 1995.

(7) SUPPLEMENTAL BALANCE SHEET AND CASH FLOW INFORMATION

 Receivables

  Receivables are stated net of allowance for doubtful accounts of $3.0 million at December 1997, and $3.3 million at December 1996.

 Other Current Assets

  Other current assets at December 1997 and 1996 consisted of the following (in millions):

                                                                     DECEMBER
                                                                    -----------
                                                                    1997  1996
                                                                    ----- -----
      Income taxes receivable...................................... $ 4.6 $ --
      Deferred income taxes........................................  11.3   2.5
      Other........................................................  14.9  17.0
                                                                    ----- -----
                                                                    $30.8 $19.5
                                                                    ===== =====

                                     MIDAS

 Inventories

  Inventories at December 1997 and 1996 consisted of the following (in millions):

                                                                      DECEMBER
                                                                     -----------
                                                                     1997  1996
                                                                     ----- -----
      Raw materials................................................. $ 2.7 $ 5.3
      Work in process...............................................   1.1   1.9
      Finished goods................................................  76.0  81.6
                                                                     ----- -----
                                                                     $79.8 $88.8
                                                                     ===== =====

 Property and Equipment

  Property and equipment at December 1997 and 1996 consisted of the following (in millions):

                                                                  DECEMBER
                                                               ----------------
                                                                1997     1996
                                                               -------  -------
      Land.................................................... $  52.0  $  51.1
      Buildings and improvements..............................   127.3    128.7
      Machinery and equipment.................................   155.2    162.4
                                                               -------  -------
      Total property and equipment............................   334.5    342.2
      Accumulated depreciation................................  (136.3)  (129.9)
                                                               -------  -------
      Property and equipment, net............................. $ 198.2  $ 212.3
                                                               =======  =======

 Intangible Assets

  Intangible assets are stated net of accumulated amortization of $18.9 million at December 1997, and $21.8 million at December 1996.

 Accrued Expenses

  Accrued expenses at December 1997 and 1996 consisted of the following (in millions):

                                                                     DECEMBER
                                                                   ------------
                                                                    1997  1996
                                                                   ------ -----
      Salaries and wages.......................................... $  8.5 $ 9.3
      Taxes other than income.....................................    8.3   8.1
      Accrued non-recurring charges...............................   19.5   --
      Advertising.................................................    7.2   --
      Return programs.............................................    4.0   1.1
      Other expenses and interest.................................   15.3   7.8
                                                                   ------ -----
                                                                   $ 62.8 $26.3
                                                                   ====== =====

 Supplemental Cash Flow Information

  Net cash provided by operating activities includes cash payments for interest and income taxes as follows (in millions):

                                                              1997  1996  1995
                                                              ----- ----- -----
      Interest paid--Whitman................................. $ 6.8 $ 7.0 $ 7.1
      Interest paid--other...................................   2.3   2.1   2.1
      Income taxes paid......................................  21.9  20.1  23.8

                                     MIDAS

(8) ADVERTISING

  Under the terms of its franchise agreements, Midas is obligated to use one-half of the royalty payments received from franchisees for advertising expenditures. Amounts received from franchisees are recorded as liabilities until disbursed. Midas also administers cooperative advertising programs under which amounts received from franchisees are recorded as liabilities until they are disbursed. Aggregate expenditures under these programs amounted to $68.4 million, $81.6 million, and $75.9 million in 1997, 1996 and 1995, respectively.

  Midas also incurs certain advertising costs that are included in selling, general and administrative expenses, which amounted to $21.3 million, $21.4 million, and $20.4 million in 1997, 1996 and 1995, respectively.

(9) INCOME TAXES

  The income tax provisions (benefit) consisted of (in millions):

                                                            1997   1996   1995
                                                           ------  -----  -----
      Current:
        U.S. Federal...................................... $  4.9  $15.0  $16.3
        Non-U.S...........................................    4.3    4.3    5.5
        U.S. state and local..............................    1.0    2.5    2.4
                                                           ------  -----  -----
          Total current...................................   10.2   21.8   24.2
                                                           ------  -----  -----
      Deferred:
        U.S. Federal......................................  (11.8)  (0.9)   0.5
        Non-U.S...........................................   (0.3)   0.4   (0.5)
        U.S. state and local..............................   (1.7)  (0.1)   --
                                                           ------  -----  -----
          Total deferred..................................  (13.8)  (0.6)   --
                                                           ------  -----  -----
      Income tax provisions (benefit)..................... $ (3.6) $21.2  $24.2
                                                           ======  =====  =====


  The items which gave rise to differences between the income tax provisions in the combined statements of operations and the income tax computed at the U.S. statutory rate are summarized as follows (in millions):

                                                           1997    1996  1995
                                                           -----   ----  ----
      Income tax expense (benefit) computed at U.S.
       statutory rate..................................... (35.0)% 35.0% 35.0%
      U.S. state and local taxes, net of U.S. income tax
       benefits...........................................  (1.8)   2.9   2.7
      Higher non-U.S. effective tax rates.................   6.6    4.5   5.9
      Non-deductible write-offs of intangible assets......  10.3    --    --
      Non-deductible expenses.............................   3.7    --    --
      Other items, net....................................   2.9   (1.3) (0.3)
                                                           -----   ----  ----
      Income tax provisions (benefit)..................... (13.3)% 41.1% 43.3%
                                                           =====   ====  ====

  Pretax income from non-U.S. operations amounted to $6.3 million, $8.7 million, and $7.1 million in 1997, 1996 and 1995, respectively. U.S. income taxes have not been provided on the undistributed income ($26.4 million) of Midas' non-U.S. operations, which currently is not intended to be remitted to the U.S. No deferred tax liability has been recognized with regard to the potential remittance of such undistributed income. It is not practicable to estimate the incremental income tax liability that might be incurred if such income was remitted to the U.S.

                                     MIDAS

  Deferred income taxes are created by "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as reported under income tax regulations. Deferred tax assets and liabilities at December 1997 and 1996 consisted of (in millions):

                                                                 1997    1996
                                                                ------  ------
      Deferred tax assets attributable to:
        Employee benefits and vacation accruals................ $  6.4  $  4.9
        Capitalized leases.....................................    1.5     1.5
        Non-recurring charges..................................   17.8     --
        Other items............................................    6.4     6.0
                                                                ------  ------
          Total deferred tax assets............................   32.1    12.4
                                                                ------  ------
      Deferred tax liabilities attributable to:
        Depreciation and amortization..........................  (13.3)  (12.2)
        Pension................................................   (3.2)   (3.4)
        Other items............................................   (8.1)   (1.4)
                                                                ------  ------
          Total deferred tax liabilities.......................  (24.6)  (17.0)
                                                                ------  ------
          Net deferred tax asset (liability)................... $  7.5  $ (4.6)
                                                                ======  ======
      Net deferred tax asset (liability) included in:
        Other current assets................................... $ 11.3  $  2.5
        Deferred income taxes and other liabilities............   (3.8)   (7.1)
                                                                ------  ------
          Net deferred tax asset (liability)................... $  7.5  $ (4.6)
                                                                ======  ======

  Management believes it is more likely than not that all deferred tax assets will be realized and, accordingly, no valuation allowance is required.

(10) FRANCHISE AGREEMENTS

  Midas' franchise agreements generally cover a 20-year period and provide for renewals. A franchise agreement can be canceled by Midas only in the event a franchisee fails to comply with the provisions of the agreement.

  Franchise agreements provide for initial and renewal fees and continuing royalty payments based on a percentage of sales.

  Worldwide stores in operation as of year-end consisted of (unaudited):

                                                               1997  1996  1995
                                                               ----- ----- -----
      Franchised.............................................. 2,341 2,297 2,248
      Company-operated........................................   377   380   362
                                                               ----- ----- -----
          Total............................................... 2,718 2,677 2,610
                                                               ===== ===== =====

  U.S. franchisees are required to purchase Midas guaranteed products. Nonguaranteed products, equipment, and supplies are not required to be purchased from Midas. In some cases, franchisees also lease real estate from Midas.

  U.S. revenues from the sale of guaranteed and nonguaranteed products to franchisees, excluding the sale of Huth machinery and parts, amounted to $191.0 million in 1997, $205.5 million in 1996, and $206.5 million in 1995.
These product sales represented 46% of Midas' U.S. sales and revenues in 1997, 49% in 1996 and 50% in 1995.

                                     MIDAS

  Rental revenue derived from real estate leased to U.S. franchisees amounted to $30.8 million in both 1997 and 1996, and $30.5 million in 1995. Rental revenue represented 7% of Midas' U.S. sales and revenues in 1997, 1996 and 1995.

  U.S. franchisees also purchased $4.0 million of store equipment from Midas in 1997, compared to $3.9 million in 1996 and $3.5 million in 1995.

(11) LEASES

  Control of the real estate used by Midas stores is a fundamental strength of the Midas program. Midas employs a number of methods to ensure continued dedication of the real estate to the Midas program. Midas leases real estate that is subleased to franchisees and owns real estate in the U.S. that is leased to franchisees. Midas has also entered into contingent operating lease agreements that are described below. At December 1997, approximately 74 percent of the Midas stores in operation worldwide were controlled by Midas using one of these methods.

 Leased Real Estate

  Midas' gross rent expense, applicable to operating leases, relates to rentals of stores, distribution facilities, corporate administration facilities and other miscellaneous items.

  Midas' gross rent expense, the sublease rental income from franchisees that reduced gross rent expense, and the resulting net rent expense for 1997, 1996 and 1995 are presented below (in millions):

                                                         GROSS  SUBLEASE   NET
                                                         RENT    RENTAL   RENT
                                                        EXPENSE  INCOME  EXPENSE
                                                        ------- -------- -------
      1997.............................................  $37.1   $22.6    $14.5
      1996.............................................   36.5    22.6     13.9
      1995.............................................   34.0    21.8     12.2

  Substantially all of Midas' operating leases provide that Midas pay taxes, maintenance, insurance, and certain other operating expenses. The subleases with franchisees contain provisions for Midas to recover such costs.

  At December 1997, annual minimum rental payments due under capital and operating leases that have initial or remaining noncancelable terms in excess of one year, along with sublease rentals on real estate due under noncancelable subleases were as follows (in millions):

                                                     CAPITAL OPERATING SUBLEASE
                                                     LEASES   LEASES   RENTALS
                                                     ------- --------- --------
      1998..........................................  $ 2.3   $ 32.9    $ 18.4
      1999..........................................    2.3     30.4      16.3
      2000..........................................    2.3     27.1      13.9
      2001..........................................    2.2     24.5      12.0
      2002..........................................    2.2     22.0      10.3
      Thereafter....................................   15.4     98.6      42.2
                                                      -----   ------    ------
          Total minimum lease payments..............   26.7   $235.5    $113.1
                                                              ======    ======
      Less imputed interest.........................   11.3
                                                      -----
      Present value of minimum lease payments.......   15.4
      Less current portion included in short term
       debt.........................................    0.8
                                                      -----
      Obligations under capital leases--noncurrent..  $14.6
                                                      =====

                                     MIDAS

  At December 1997 and 1996, the net book value of property under capital leases included in the combined balance sheets amounted to $12.0 million and $10.9 million, respectively.

 Real Estate Owned by Midas and Leased to Franchisees

  Midas owns real estate located in various communities throughout the U.S. that is leased to franchisees under operating lease agreements. Substantially all leases are for initial terms of 20 years and provide for minimum and contingent rentals.

  Real estate leased to franchisees and included in the combined balance sheets consisted of (in millions):

                                                                   DECEMBER
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
      Land...................................................... $ 38.4  $ 37.6
      Buildings and improvements................................   70.1    70.9
                                                                 ------  ------
      Total property and equipment..............................  108.5   108.5
      Accumulated depreciation..................................  (26.5)  (22.2)
                                                                 ------  ------
      Property and equipment, net............................... $ 82.0  $ 86.3
                                                                 ======  ======

  Rental income for 1997 was $15.6 million, compared to $15.6 million for both 1996 and 1995. Minimum future lease payments to be received are as follows (in millions):

      1998............................................................... $ 14.2
      1999...............................................................   13.6
      2000...............................................................   12.7
      2001...............................................................   11.2
      2002...............................................................    9.8
      Thereafter.........................................................   56.2
                                                                          ------
                                                                          $117.7
                                                                          ======

 Contingent Operating Lease Agreements

  Midas has entered into contingent operating lease agreements covering real estate that is leased by U.S. and Canadian franchisees from parties that are directly or indirectly related to the franchisees.

  At December 1997, approximately 136 stores were covered by these contingent operating lease agreements, under which Midas could be required, under certain limited circumstances, to begin making rental payments with respect to individual store locations. The average annual store rental is $51 thousand with an average remaining term of six and a half years.

  Management believes that, individually and in the aggregate, any potential difference that might arise under these contingent lease agreements between the rental expense and the rental income from future subleases would not materially affect the combined financial position or results of operations of Midas.

(12) PENSION AND OTHER POSTRETIREMENT PLANS

 Defined Benefit Pension Plans Sponsored by Midas

  Substantially all U.S. employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried employees provide pension benefits based on years of service, and

                                     MIDAS
generally are limited to a maximum of 20% of the employees' average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds, and government securities.

  Net periodic pension cost for 1997, 1996 and 1995 included the following components (in millions):

                                                            1997   1996   1995
                                                           ------  -----  -----
      Service cost benefits earned during period.......... $  1.6  $ 1.5  $ 1.4
      Interest cost on projected benefit obligation.......    2.5    2.4    2.3
      Actual return on assets.............................  (10.8)  (5.2)  (6.2)
      Net amortization and deferral.......................    7.0    1.7    2.9
                                                           ------  -----  -----
      Total net periodic pension cost..................... $  0.3  $ 0.4  $ 0.4
                                                           ======  =====  =====

  The principal economic assumptions used in the determination of net periodic pension cost included the following:

                                                                  1997 1996 1995
                                                                  ---- ---- ----
      Discount rate.............................................. 7.5% 7.5% 8.5%
      Expected long-term rate of return on assets................ 9.5% 9.5% 9.5%
      Rate of increase in compensation levels.................... 5.0% 5.0% 6.0%

  Pension costs are funded in amounts not less than minimum levels required by regulation. The following table reconciles the pension plans' funded status to the amounts recognized in other noncurrent assets (liabilities) in Midas' combined balance sheets as of December 1997 and 1996 (in millions):

                                          1997                    1996
                                 ----------------------- -----------------------
                                   ASSETS    ACCUMULATED   ASSETS    ACCUMULATED
                                   EXCEED     BENEFITS     EXCEED     BENEFITS
                                 ACCUMULATED   EXCEED    ACCUMULATED   EXCEED
                                  BENEFITS     ASSETS     BENEFITS     ASSETS
                                 ----------- ----------- ----------- -----------
      Actuarial present value
       of benefit obligation
       (measured as of
       September 30):
        Vested benefit
         obligation............    $(29.8)      $(1.8)     $(25.8)      $(0.4)
                                   ------       -----      ------       -----
        Accumulated benefit
         obligation............     (31.9)       (1.8)      (27.4)       (0.9)
                                   ------       -----      ------       -----
        Projected benefit
         obligation............     (36.9)       (2.8)      (32.0)       (1.8)
      Plan assets at fair
       market value (measured
       as of September 30).....      54.4         1.1        45.9         --
                                   ------       -----      ------       -----
      Plan assets in excess of
       (less than) projected
       benefit obligation......      17.5        (1.7)       13.9        (1.8)
      Unrecognized net asset at
       transition..............      (1.5)        0.1        (1.7)        --
      Unrecognized prior
       service costs...........       3.0         0.1         2.9         0.7
      Additional liability to
       recognize minimum
       liability...............       --         (0.5)        --          --
      Unrecognized net
       gain....................     (10.2)        0.5        (6.0)        --
                                   ------       -----      ------       -----
      Prepaid (accrued) pension
       cost recognized on
       balance sheets..........    $  8.8       $(1.5)     $  9.1       $(1.1)
                                   ======       =====      ======       =====

  The principal economic assumptions used in determining the above benefit obligations were discount rates of 7.5% in both 1997 and 1996, and rates of increase in future compensation levels of 5.0% in both 1997 and 1996.

                                     MIDAS

 Defined Contribution Plans Sponsored by Midas

  Substantially all U.S. salaried employees, certain U.S. hourly employees, and certain Australian and Canadian employees participate in voluntary, contributory defined contribution plans to which Midas makes full or partial matching contributions. Midas' matching contributions to these plans amounted to $2.0 million, $1.9 million, and $2.3 million in 1997, 1996 and 1995, respectively. Midas' cost for the associated nonqualified plan was $0.7 million for 1997 and $0.3 million in both 1996 and 1995.

 Multi-employer Pension Plans

  Midas participates in a number of multi-employer pension plans which provide benefits to certain unionized employee groups. Amounts contributed to these plans totaled $0.3 million per year for 1997, 1996 and 1995.

 Postretirement Medical and Life Insurance

  Midas provides substantially all former U.S. salaried employees who retired prior to July 1989 and selected other employees in the U.S. and Canada with certain life and health care benefits. Accrued postretirement benefit costs recorded in Midas' combined balance sheets were $7.1 million as of December 1997 and 1996, respectively. The costs associated with the programs were immaterial in each of the years 1995 through 1997.

(13) CONTINGENCIES

  Midas has certain contingent liabilities arising from various pending claims and litigation related to a number of matters. While the amount of liability that may result from these matters cannot be determined, in the opinion of Midas counsel, the ultimate liability will not materially affect the combined financial position or results of operations of Midas.

(14) BUSINESS SEGMENT INFORMATION

  Midas' most significant operations are in three geographic regions: the U.S., Europe and Canada. The U.S. business segments are franchising activities and the operation of Company-operated retail stores. The non-U.S. operations are integrated operations that are managed geographically. Sales between business segments and geographic areas were not significant. Foreign currency gains and losses were not significant. Sales to any single customer were less than five percent of sales and revenues in each of the years presented.

  The following tables present financial information for each of Midas' business segments as of and for the years ended December 1997, 1996 and 1995 (in millions):

                                      SALES AND REVENUES   OPERATING INCOME
                                     -------------------- --------------------
                                      1997   1996   1995   1997   1996   1995
                                     ------ ------ ------ ------  -----  -----
U.S. Operations:
  Franchise activities.............. $326.9 $341.9 $337.6 $ 40.9  $77.3  $84.1
  Company-operated stores...........   90.2   81.4   76.2  (36.0)  (0.8)   0.7
                                     ------ ------ ------ ------  -----  -----
    Total U.S.......................  417.1  423.3  413.8    4.9   76.5   84.8
                                     ------ ------ ------ ------  -----  -----
Non-U.S. Operations:
  Europe............................  111.9  113.2   94.6   (0.4)   4.7    2.8
  Canada............................   57.3   55.0   51.7    3.0    2.7    1.7
  Other.............................   10.1   12.7   16.0   (2.5)  (1.1)  (2.6)
                                     ------ ------ ------ ------  -----  -----
    Total non-U.S...................  179.3  180.9  162.3    0.1    6.3    1.9
                                     ------ ------ ------ ------  -----  -----
    Total before corporate and other
     expenses....................... $596.4 $604.2 $576.1    5.0   82.8   86.7
                                     ====== ====== ======
Midas corporate administrative
 expenses...........................                        (5.8)  (4.8)  (4.2)
                                                          ------  -----  -----
    Total operating income (loss)...                        (0.8)  78.0   82.5
Whitman charges.....................                       (18.1) (17.2) (19.0)
Interest expense....................                        (9.1) (10.0)  (9.3)
Other income (expense), net.........                         0.9    0.8    1.7
                                                          ------  -----  -----
Income (loss) before taxes..........                      $(23.5) $51.6  $55.9
                                                          ======  =====  =====

                                     MIDAS

                                              DEPRECIATION AND       CAPITAL
                         IDENTIFIABLE ASSETS    AMORTIZATION       INVESTMENTS
                         -------------------- ----------------- -----------------
                          1997   1996   1995  1997  1996  1995  1997  1996  1995
                         ------ ------ ------ ----- ----- ----- ----- ----- -----
U.S. Operations:
  Franchise activities.. $268.9 $250.9 $239.7 $ 9.1 $ 7.9 $ 7.4 $12.9 $10.1 $10.3
  Company-operated
   stores...............   48.5   84.7   83.7   5.3   5.7   5.1   9.0   8.4  11.8
                         ------ ------ ------ ----- ----- ----- ----- ----- -----
    Total U.S...........  317.4  335.6  323.4  14.4  13.6  12.5  21.9  18.5  22.1
                         ------ ------ ------ ----- ----- ----- ----- ----- -----
Non-U.S. Operations:
  Europe................   85.3  102.5   81.0   5.1   4.9   3.6   8.1  10.2  10.6
  Canada................   34.3   35.1   38.4   1.1   1.2   1.3   1.5   1.5   1.2
  Other.................    6.1    9.5    8.6   0.7   0.6   0.7   0.6   0.5   0.4
                         ------ ------ ------ ----- ----- ----- ----- ----- -----
    Total non-U.S.......  125.7  147.1  128.0   6.9   6.7   5.6  10.2  12.2  12.2
                         ------ ------ ------ ----- ----- ----- ----- ----- -----
    Total............... $443.1 $482.7 $451.4 $21.3 $20.3 $18.1 $29.4 $30.7 $34.3
                         ====== ====== ====== ===== ===== ===== ===== ===== =====

(14) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following table presents Midas' sales and revenues and net income on a quarterly basis (in millions, except per share data):

                                         FIRST  SECOND   THIRD   FOURTH   FULL
                                        QUARTER QUARTER QUARTER  QUARTER  YEAR
                                        ------- ------- -------  ------- ------
      1997
        Sales and revenues............. $142.0  $160.3  $161.7   $132.4  $596.4
        Net income.....................    3.1     8.6   (36.4)     1.2   (23.5)
        Pro forma net income (loss)....    3.8     9.4   (35.6)     1.9   (20.5)
        Pro forma basic and diluted
         earnings (loss) per share..... $  .23  $  .55  $(2.10)  $  .11  $(1.21)
      1996
        Sales and revenues............. $130.6  $161.7  $168.7   $143.2  $604.2
        Net income.....................    2.6    11.3    12.4      4.1    30.4
      1995
        Sales and revenues............. $127.0  $153.9  $160.9   $134.3  $576.1
        Net income.....................    2.4    11.4    13.4      4.5    31.7

  The first quarter of 1997 consisted of fourteen weeks, while all other quarters consisted of thirteen weeks. The pro forma net income (loss) and per share data were calculated using assumptions that are consistent with the assumptions presented under "Pro Forma Basic and Diluted Earnings (Loss) Per Share (Unaudited)" in Note 1.

                                     MIDAS

              NOTES TO COMBINED FINANCIAL STATEMENTS--(CONCLUDED)


(15) FUTURE CHANGE IN ACCOUNTING STANDARD

  In June 1997, the Financial Accounting Standards Board ("FASB") issued its Statement No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement with the same prominence as other financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. With respect to Midas, the adoption of Statement No. 130 will result in the inclusion, in the statement of comprehensive income, of the periodic adjustments arising from the translation into U.S. dollars of foreign currency financial statements of non-U.S. entities. In accordance with the FASB's Statement No. 52, "Foreign Currency Translation," such translation adjustments are excluded from the combined statements of operations but are included in the combined balance sheets as a component of shareholder equity.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                      DOCUMENT DESCRIPTION
  -------                     --------------------
  3(i).1   Certificate of Incorporation (incorporated by reference
           to Exhibit 3(i).1 to the Midas, Inc. Registration State-
           ment on Form 10/A No. 3 (Post-Effective Amendment No. 1)
           (Commission File No. 1-13409) (the "Form 10")).
  3(i).2   Certificate of Amendment of the Certificate of Incorpora-
           tion, dated December 30, 1997 (incorporated by reference
           to Exhibit 3(i).2 to the Form 10).
  3(ii)    By-Laws (as amended December 31, 1997) (incorporated by
           reference to Exhibit 4.4 to the Midas, Inc. Registration
           Statement on Form S-8 relating to its Retirement Savings
           Plans (Registration No. 333-44625) (the "RSP Form S-8")).
  4.1      Certificate of Designation of Series A Junior Participat-
           ing Preferred Stock (incorporated by reference to Exhibit
           4.3 to the RSP Form S-8).
  4.2      Rights Agreement, dated as of December 31, 1997, between
           Midas, Inc. and First Chicago Trust Company of New York
           (incorporated by reference to Exhibit 4.5 to the RSP Form
           S-8).
 10.1      Distribution and Indemnity Agreement dated as of December
           31, 1997 among Midas, Inc., Midas International Corpora-
           tion and Whitman Corporation (incorporated by reference
           to Exhibit 2.1 to the Midas, Inc. Current Report on Form
           8-K dated January 30, 1998 (the "Form 8-K")).
 10.2      Tax Sharing Agreement dated as of December 31, 1997 among
           Midas, Inc., Midas International Corporation and Whitman
           Corporation (incorporated by reference to Exhibit 2.2 to
           the Form 8-K).
 10.3      Stock Incentive Plan (incorporated by reference to Ex-
           hibit 4.4 to the Midas, Inc. Registration Statement on
           Form S-8 relating to its Stock Incentive Plan (Registra-
           tion No. 333-44797)).
 10.4*     Form of Option Agreement
 10.5*     Form of Restricted Stock Award
 10.6      Change in Control Agreement (incorporated by reference to
           Exhibit 10.5 to Midas, Inc.'s Registration Statement on
           Form 10/A No. 1 (Commission File No. 1-13409)).
 10.7*     Agreement with former Chief Executive Officer
 21*       Subsidiaries of Midas, Inc.
 23*       Consent of KPMG Peat Marwick LLP.
 27*       Financial Data Schedule.

-----------------
*Filed herewith