Form 10-Q
period 1998-03-28
MIDAS INC
filed 1998-05-12
CIK 1046131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



  /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 28, 1998


                                       OR


  / /      TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from                     to


                      Commission file number      01-13409


                                  MIDAS, INC.

             (Exact name of registrant as specified in its charter)



            DELAWARE                                    38-4180556

  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

225 North Michigan Avenue Chicago, Illinois                 60601

 (Address of principal executive offices)                (Zip Code)



                                (312) 565-7500

             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No

The registrant had 16,959,924 shares of common stock outstanding as of March 28, 1998.

PART 1. FINANCIAL INFORMATION

Item 1: Financial Statements

                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                  (In millions, except for earnings per share)

                                                                                          For the three months
                                                                                              ended March
                                                                                              ------------
                                                                                          1998            1997
                                                                                          ----            -----
Sales and revenues.................................................................      $131.2          $142.0
Cost of goods sold.................................................................        62.2            66.6
Selling, general, and administrative expenses......................................        57.3            63.4
                                                                                         ------          ------

  Operating income.................................................................        11.7            12.0
                                                                                         ------          ------

Whitman charges....................................................................        (1.1)           (4.5)
                                                                                         ------          ------
Interest expense:
  Whitman..........................................................................        (0.5)           (2.1)
  Other............................................................................        (3.3)           (0.5)
                                                                                         ------          ------
  Total interest expense...........................................................        (3.8)           (2.6)
                                                                                         ------          ------

Other income (expense), net........................................................         0.4             0.3
                                                                                         ------          ------

  Income before taxes..............................................................         7.2             5.2
Income tax provisions..............................................................         3.0             2.1
                                                                                         ------          ------

Net income.........................................................................      $  4.2          $  3.1
                                                                                         ======          ======


EARNINGS PER SHARE:

 Basic.............................................................................      $  .25
                                                                                         ======
 Diluted...........................................................................      $  .24
                                                                                         ======
 Pro forma basic and diluted.......................................................                      $  .23
                                                                                                         ======

AVERAGE NUMBER OF SHARES:

 Common shares outstanding.........................................................        17.0
 Shares applicable to diluted earnings (includes effect of stock options)..........        17.2
 Pro forma common shares outstanding...............................................                        17.0

See notes to condensed financial statements.

                                  MIDAS, INC.
                            CONDENSED BALANCE SHEETS
                                 (In millions)

                                                                       March         December
                                                                        1998           1997
                                                                        ----           ----
ASSETS:                                                             (Unaudited)
Current assets:
   Cash and cash equivalents.....................................      $ 27.4         $ 12.5
   Receivables, net..............................................        65.7           65.7
   Inventories...................................................        76.4           79.8
   Other current assets..........................................        25.6           30.8
                                                                       ------         ------
       Total current assets......................................       195.1          188.8
Property and equipment, net......................................       196.0          198.2
Intangible assets, net...........................................        26.2           29.3
Other assets.....................................................        26.1           26.8
                                                                       ------         ------
       Total assets..............................................      $443.4         $443.1
                                                                       ======         ======

LIABILITIES AND EQUITY:
Current liabilities:
   Short-term debt...............................................      $  5.8         $  1.8
   Accounts and dividends payable................................        42.7           40.3
   Other current liabilities.....................................        63.2           64.9
                                                                       ------         ------
      Total current liabilities..................................       111.7          107.0
Loans and advances from Whitman..................................           -           55.5
Long-term debt...................................................       197.0            3.5
Obligations under capital leases.................................        14.6           14.6
Deferred income taxes and other liabilities......................        19.9           28.4
                                                                       ------         ------
        Total liabilities........................................       343.2          209.0
                                                                       ------         ------

Shareholder equity:
    Common stock and capital in excess of par value
      ($.001 par value, 100 million shares authorized,
       17.2 million shares outstanding March 1998)...............        27.4              -
    Combined capital accounts....................................           -           26.6
    Retained income..............................................        83.6          217.3
    Accumulated other comprehensive income (loss)................       (10.8)          (9.8)
                                                                       ------         ------
                                                                        100.2          234.1
                                                                       ------         ------
       Total liabilities and equity..............................      $443.4         $443.1
                                                                       ======         ======

See notes to condensed financial statements.

                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In millions)

                                                                           For the three
                                                                               months
                                                                            Ended March
                                                                            -----------
                                                                         1998         1997
                                                                         ----         ----
Cash flows from operating activities:
  Net income........................................................   $   4.2       $  3.1
  Adjustments reconciling net income to
    net cash provided by operating activities:
  Depreciation and amortization.....................................       4.4          5.7
  Cash expenditures for non-recurring charges.......................      (6.1)           -
  Changes in assets and liabilities.................................       5.7        (23.4)
                                                                       -------       ------
Net cash provided by (used in) operating activities.................       8.2        (14.6)
                                                                       -------       ------
Cash flows from investing activities:
  Capital investments...............................................      (7.5)        (5.6)
  Receipts associated with disposition of former
    U.S. Company-operated stores....................................       6.8            -
  Proceeds from sales of property and equipment.....................       2.0          0.6
                                                                       -------       ------
Net cash provided by (used in) investing activities.................       1.3         (5.0)
                                                                       -------       ------
Cash flows from financing activities:
  Long-term debt incurred...........................................     216.4            -
  Long-term debt repayments.........................................     (17.5)           -
  Payment of obligations under capital leases.......................      (0.2)        (1.8)
  Net increase (decrease) in loans and advances from Whitman........     (55.5)        18.4
  Dividends to Whitman..............................................    (137.6)           -
                                                                       -------       ------
Net cash provided by financing activities...........................       5.6         16.6
                                                                       -------       ------
Effect of exchange rate changes on cash and cash equivalents........      (0.2)        (0.4)
                                                                       -------       ------
Net change in cash and cash equivalents.............................      14.9         (3.4)
Cash and cash equivalents at beginning of period....................      12.5         16.9
                                                                       -------       ------
Cash and cash equivalents at end of period..........................   $  27.4       $ 13.5
                                                                       =======       ======

See notes to condensed financial statements.

                                  MIDAS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. The results of operations for interim periods are not necessarily indicative of the results that may be achieved on an annual basis.

The unaudited condensed financial statements for the quarter ended March 28, 1998 cover a 14-week period and present the consolidated financial statements of Midas and its wholly-owned consolidated subsidiaries.

The quarter ended March 22, 1997 was also a 14-week period. The statement of operations and cash flow statement for this period and the balance sheet as of December 20, 1997 present combined financial information for Midas, which was then comprised of wholly-owned subsidiaries of Whitman Corporation ("Whitman"), including Midas International Corporation ("Midas International") and its wholly-owned subsidiaries and other Midas companies owned by Whitman but directly managed by Midas International. In January 1998, these companies became wholly-owned subsidiaries of Midas. (As required by the context, the terms "Midas" or the "Company" refers to Midas, Inc. or to the group of companies that became wholly-owned subsidiaries of Midas, Inc. in January 1998.) On January 30, 1998, as a result of the spin-off by Whitman, Midas became an independent, publicly held company.

Certain amounts for 1997 have been reclassified to conform with current period classifications.

NOTE 2. Pro Forma Information

Pro forma basic and diluted earnings (loss) per share for the first quarter of fiscal 1997 have been calculated on the assumption that the 17.0 million shares of common stock that were distributed on January 30, 1998 had been outstanding since the beginning of 1997. Pro forma adjustments have been made to give effect to increases or decreases in costs that would have been incurred by Midas as an independent, publicly held company, rather than a subsidiary of Whitman. The pro forma adjustments for the first quarter of fiscal 1997 are summarized as follows (in millions):


Incremental administrative expenses
   of an independent, publicly held company....................................         $(0.7)
Elimination of Whitman charges.................................................           4.5
Elimination of interest paid to Whitman .......................................           2.1
Incremental interest expense of an independently-capitalized
   Company.....................................................................          (4.7)
Incremental income tax provision...............................................          (0.4)
                                                                                        -----
Increase in pro forma net income...............................................         $ 0.8
                                                                                        =====

                                  MIDAS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED


NOTE 3. Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                                                                 For the three months
                                                                                     ended March
                                                                                 1998           1997
                                                                                 ----           ----
     Interest paid - Whitman.............................................       $ 1.0           $1.7
     Interest paid - other...............................................         2.2            0.5
     Income tax (refunds)................................................        (3.7)             -
     Income taxes paid...................................................         2.1            7.7


NOTE 4. New Accounting Standard

In January 1998, Midas adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Midas comprehensive income consists of
(a) net income as reported in the statement of operations and (b) other comprehensive income (loss), which is comprised solely of foreign currency translation adjustments. Midas has not recorded income tax benefits on its foreign currency translation adjustments. For the first three months of 1998, comprehensive income was $3.2 million, as compared to a comprehensive loss of $1.5 million in the first three months of 1997. The accumulated amount of other comprehensive income (loss) through the date of each balance sheet is presented as a component of shareholder equity. Comprehensive income will be reported in a separate financial statement in each of the Company's future annual reports.


NOTE 5. Inventories

Inventories, summarized by major classification, were as follows (in millions):

                                     March              December
                                     1998                 1997
                                     ----                 ----
                                  (Unaudited)
           Raw materials            $ 3.1                $ 2.7
           Work in process            1.0                  1.1
           Finished goods            72.3                 76.0
                                    -----                -----
                                    $76.4                $79.8
                                    =====                =====

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations.


                        LIQUIDITY AND CAPITAL RESOURCES

     In anticipation of the January 30, 1998 spin-off from Whitman, Midas entities entered into three new debt agreements in January 1998. Midas and its wholly-owned subsidiary, Midas International, entered into a five year, unsecured revolving credit facility with a syndicate of commercial banks and financial institutions that enables Midas and Midas International to borrow funds at variable interest rates up to an aggregate principal amount of $200 million. Midas International also entered into a seven-year $50 million unsecured term loan arrangement with an institutional investor. Midas France S.A. entered into a loan agreement with a syndicate of financial institutions providing for a 100 million French franc, five-year amortizing term loan.

     In January 1998, in order to settle its Whitman obligations of $210 million ($137.6 million dividend and $72.4 million of intercompany loans and advances), and to provide for working capital on and after the spin-off, Midas International borrowed $150 million under the revolving credit facility and $50 million under the term loan, while Midas France S.A. borrowed 100 million French francs ($16.4 million) under the French term loan.

     On April 15, 1998, Midas arranged a private placement of $75 million in unsecured debt at a fixed rate of 6.89% with an investment grade (BBB) rating from Duff & Phelps Credit Co. The maturity date of the debt is April 15, 2005. The proceeds were used to retire the $50 million term loan and $25 million in bank debt.

     At March 1998, Midas had cash and cash equivalents of $27.4 million, compared to $12.5 million at December 1997. Cash from operating activities amounted to $8.2 million in the first three months of 1998, compared to a cash outflow of $14.6 million in the first three months of 1997. The year-to-year change principally resulted from a decrease in working capital in the first three months of 1998 compared to a working capital increase in the same period in 1997.

     Cash provided by investing activities during the first three months of 1998 amounted to $1.3 million compared to cash used of $5.0 million during the first three months of 1997. The variance between quarters was principally due to proceeds from asset sales associated with the franchising of 25 former U.S. Company-operated stores in connection with the plan for disposal adopted by Midas in the third quarter of 1997.


                             RESULTS OF OPERATIONS

             1998 First Quarter Compared with 1997 First Quarter.

     At the end of the first quarter of 1998, there were 2,722 Midas stores in operation system-wide versus 2,692 one year ago. Stores in operation by business segment were as follows:

                        System-wide Stores in Operation
                        -------------------------------

                                         March 1998  March 1997  Change
                                         ----------  ----------  -------
          U.S. Operations:
               Franchised                     1,779       1,747       2%
               Company-operated                 108         149     (28)
                                              -----       -----
                       Total U.S.             1,887       1,896      (1)
                                              -----       -----

          Non-U.S. Operations:
               Europe                           424         389       9
               Canada                           246         244       8
               Other                            165         163       1
                                              -----       -----
                       Total Non-U.S.           835         796       5
                                              -----       -----


                       Total                  2,722       2,692       1%
                                              =====       =====

     The increase over the past year in the number of U.S. franchised stores in operation, and the corresponding decrease in the number of U.S. Company-operated stores were principally due to the franchising, over the past six months, of stores that had been operated by the Company. In the third quarter of 1997, the Company adopted a program to franchise virtually all of its U.S. Company-operated stores in order to more clearly focus on growing the franchised stores portion of the U.S. business.

     The year-over-year growth in non-U.S. stores in operation was due to store growth in Europe, or more specifically, store additions in France and Spain.

     Midas System-wide Retail Sales. Midas system-wide retail sales in the first quarter (including both franchised and Company-operated stores) decreased $21.8 million, or 6% to $350.2 million. Retail sales as measured in U.S. dollars would have been approximately $9 million higher if currency exchange rates had remained the same in 1998 as in 1997. Following is a summary of Midas system-wide retail sales for the quarters ended March 1998 and 1997, by business segment (in millions):

                           System-Wide Retail Sales

                                            1998        1997      Change
                                            ----        ----      ------
          U.S. Operations:
                Franchised stores          $241.9      $256.5       (6)%
                Company-operated stores      17.7        20.8      (15)
                                           ------      ------
                   Total U.S.               259.6       277.3       (6)
                                           ------      ------

          Non-U.S. Operations:
                Europe                       52.1        52.0        -
                Canada                       25.8        28.3       (9)
                Other                        12.7        14.4      (12)
                                           ------      ------
                   Total Non-U.S.            90.6        94.7       (4)
                                           ------      ------

                   Total                   $350.2      $372.0       (6)%
                                           ======      ======

     Midas system-wide retail sales in the U.S. declined 6% or $17.7 million to a total of $259.6 million. The decrease was the result of lower retail customer traffic due in part to a major national retail promotion during the first quarter in 1997 and the absence of a similar promotion in the current quarter. The decrease in retail sales from Company-operated stores in the quarter was primarily due to a net decrease of 41 stores in operation as compared to the year ago quarter with 13 stores permanently closed and 28 stores franchised, under the program adopted in the third quarter of 1997. The number of Company-operated stores in the U.S. is expected to continue to decline during 1998.

     Midas system-wide retail sales in Europe were virtually even with the year ago quarter as reported in U.S. dollars. Had currency exchange rates remained the same in 1998 as in 1997, retail sales in Europe would have been approximately $6 million or 12% above the year ago quarter, primarily due to an increase in the number of stores in operation.

     Midas system-wide retail sales in Canada were $25.8 million for the quarter, which was down $2.5 million or 9% below the 1997 first quarter. Sixty percent of the decrease was the result of fluctuations in currency exchange rates, with the balance due to lower retail customer traffic.

     Retail sales from other non-U.S. operations were down 12% or $1.7 million to $12.7 million for the quarter. Had currency exchange rates remained at 1997 levels, retail sales from these operations would have been up marginally over the year ago quarter.

     Midas Sales and Revenues. Sales and revenues decreased by $10.8 million or 7% to a total of $131.2 million. Sales and revenues as measured in U.S. dollars would have been approximately $3.8 million higher if currency exchange rates had remained the same in 1998 as in 1997. Following is a summary of sales and revenues for the quarters ended March 1998 and 1997, by business segment (in millions):

                              Sales and Revenues

                               Quarter ended March
                               -------------------
                                1998         1997     Change
                                ----         ----     -------
U.S. Operations:
    Franchise activities       $ 74.6       $ 80.1      (7)%
    Company-operated stores      17.7         20.8     (15)
                               ------       ------
     Total U.S.                  92.3        100.9      (9)
                               ------       ------

   Non-U.S. Operations:
    Europe                       25.2         25.8      (2)
    Canada                       11.8         12.5      (6)
    Other                         1.9          2.8     (32)
                               ------       ------
     Total Non-U.S.              38.9         41.1      (5)
                               ------       ------

     Total                     $131.2       $142.0      (8)%
                               ======       ======


     Sales and revenues from U.S. Operations decreased by $8.6 million or 9% to a total of $92.3 million. Sales and revenues from U.S. franchise activities declined $5.5 million or 7% to a total of $74.6 million. This decline in royalty revenues and wholesale replacement parts sales was the result of lower retail customer traffic in part due to a major retail promotion in the first quarter of 1997 and the absence of a similar event in the current quarter. As noted in the discussion of first quarter retail sales, sales and revenues from Company-operated stores in the U.S. declined almost 15% in large part due to the closing or franchising of 41 stores as previously described.

     European sales and revenues decreased $0.6 million or 2% to a total of $25.2 million for the quarter. Had currency exchange rates remained at 1997 levels, sales and revenues from European operations would have been up approximately $2.3 million or 9% primarily due to an increase in the number of stores in operation.

     Canadian sales and revenues decreased $0.7 million or 6% to a total of $11.8 million for the quarter. Had currency exchange rates remained at 1997 levels, first quarter sales and revenues from Canadian operations would have been within one percent of the year ago quarter.

     Sales and revenues from other non-U.S. Operations declined due to a combination of currency exchange rate fluctuations and the franchising of former Company-operated stores in Australia.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.1 million or 10% to a total of $57.3 million for the quarter. Approximately 60% of the decrease in operating expenses were due to the decline in the number of U.S. Company-operated stores. The remainder of the decrease was spread across all of the Company's business segments. Operating expenses in relation to sales and revenues decreased almost a full percentage point to 43.7%.

          Operating Income. Operating income in the quarter decreased $0.3 million or 3% to a total of $11.7 million. The following is a summary of operating income for the quarters ended March 1998 and 1997, by business segment (in millions):

                               Operating Income

                                                    Quarter
                                                    --------
                                                  ended March
                                                  -----------
                                                1998      1997      Change
                                                ----      ----      ------
          U.S. Operations:
              Franchise activities              $15.1     $16.2       (7)%
              Company-operated stores            (0.9)     (1.3)      31
                                                -----     -----
                 Total U.S.                      14.2      14.9       (5)
                                                -----     -----

          Non-U.S. Operations:
              Europe                             (0.6)     (0.9)       *
              Canada                             (0.1)     (0.3)       *
              Other                                 -      (0.3)       *
                                                -----     -----
                 Total Non-U.S.                  (0.7)     (1.5)       *
                                                -----     -----
                                                 13.5      13.4        *
          Corporate administrative expenses      (1.8)     (1.4)     (29)
                                                -----     -----

                 Total                          $11.7     $12.0       (3)%
                                                =====     =====

          *Not meaningful.

          Operating income from U.S. operations decreased $0.7 million or 5% to a total of $14.2 million in the first quarter. Operating income from U.S. Franchise activities decreased 7% to $15.1 million due to a combination of lower royalty revenues and shipments of wholesale replacement parts partially offset by lower operating expenses. Results from U.S. Company-operated stores improved in the first quarter due to a combination of lower operating expenses in existing stores and the closing of 13 poor performing locations.

          Whitman Charges. Whitman charges for the first quarter were $1.1 million versus $4.5 million one year ago or a decrease of $3.4 million. The reduction in charges in the current year reflects one month of charges in 1998 (due to the January 30, 1998 spin-off) compared to three months of charges in the first quarter of 1997.

          Interest Expense. Interest expense for the first quarter increased $1.2 million, or 46% to a total of $3.8 million. The increase in interest expense was due to a substantial increase in the Company's long-term debt to enable the Company to repay $72.4 million of loans and advances from Whitman Corporation and a special dividend to Whitman of $137.6 million in connection with the spin-off. Partially offsetting the effect of higher debt levels were lower interest rates on the new debt.

                                  MIDAS, INC.


PART 2. OTHER INFORMATION


Part 2 items were not applicable. Exhibit 27, Financial Data Schedule, was filed only electronically with the Securities Exchange Commission.

                                  MIDAS, INC.




                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  MIDAS, INC.



Date:  May 12, 1998                   By:       /s/EDWIN A. GRELL
                                           ---------------------------
                                           Edwin A. Grell
                                           Vice President and Controller
                                           (As Chief Accounting Officer and Duly
                                           Authorized Officer of Midas, Inc.