Form 10-Q
period 1998-06-27
MIDAS INC
filed 1998-08-10
CIK 1046131

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended June 27, 1998


                                      OR


  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the transition period from        to


                       Commission file number   01-13409


                                  MIDAS, INC.

            (Exact name of registrant as specified in its charter)

                 DELAWARE                                          38-4180556
       (State or Other Jurisdiction of                (I.R.S. Employer Identification No.)
        Incorporation or Organization)

  225 North Michigan Avenue Chicago, Illinois                        60601

   (Address of principal executive offices)                       (Zip Code)


                                (312) 565-7500

             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The registrant had 16,896,109 shares of common stock outstanding as of June 27, 1998.

                                  MIDAS, INC.
                                   CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements

    Condensed Consolidated Statements Of Operations
    Condensed Consolidated Balance Sheets
    Condensed Consolidated Statements Of Cash Flows
    Notes to Condensed Financial Statements


Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

  Exhibit 4.1   $200,000,000 Credit Agreement
                Among
                Midas, Inc. and Midas International Corporation, as Borrowers,
                The Lenders Named Herein,
                The First National Bank of Chicago,
                as Administrative Agent,
                and Credit Suisse First Boston, as Co-Agent

  Exhibit 4.2   Amendment No.1 To Credit Agreement
  Exhibit 4.3   Midas International Corporation
                $75,000,000
                6.89% Guaranteed Senior Notes Due 2005
                Fully and Unconditionally Guaranteed by Midas, Inc.
  Exhibit 27    Financial Data Schedule


SIGNATURE

PART 1.  FINANCIAL INFORMATION

Item 1: Financial Statements

                                  MIDAS, INC.
                CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                 (In millions, except for earnings per share)

                                                                         For the Quarter     For the Six Months
                                                                            Ended June           Ended June
                                                                        ------------------  --------------------
                                                                          1998      1997      1998       1997
                                                                        --------  --------  ---------  ---------

Sales and revenues....................................................   $141.8    $160.3     $273.0     $302.3
Cost of goods sold....................................................     67.9      74.0      130.1      140.6
Selling, general, and administrative expenses.........................     52.2      64.3      109.5      127.7
                                                                         ------    ------     ------     ------

  Operating income....................................................     21.7      22.0       33.4       34.0
                                                                         ------    ------     ------     ------

Whitman charges.......................................................        -      (4.5)      (1.1)      (9.0)
                                                                         ------    ------     ------     ------
Interest expense:
  Whitman.............................................................        -      (1.8)      (0.5)      (3.9)
  Other...............................................................     (3.4)     (0.6)      (6.7)      (1.1)
  Total interest expense..............................................     (3.4)     (2.4)      (7.2)      (5.0)
                                                                         ------    ------     ------     ------

Other income (expense), net...........................................      0.4       0.2        0.8        0.5
                                                                         ------    ------     ------     ------

  Income before taxes.................................................     18.7      15.3       25.9       20.5
Income tax provisions.................................................      7.5       6.7       10.5        8.8
                                                                         ------    ------     ------     ------

  Net income..........................................................   $ 11.2    $  8.6     $ 15.4     $ 11.7
                                                                         ======    ======     ======     ======


EARNINGS PER SHARE:

 Basic................................................................   $  .66               $  .91
                                                                         ======               ======
 Diluted..............................................................   $  .65               $  .89
                                                                         ======               ======
 Pro forma basic and diluted..........................................             $  .55                $  .78
                                                                                   ======                ======


DIVIDENDS PER COMMON SHARE............................................   $  .02               $  .02
                                                                         ======               ======

AVERAGE NUMBER OF SHARES:
 Common shares outstanding............................................     16.9                 16.9
 Equivalent shares on outstanding stock options.......................       .3                   .3
 Shares applicable to diluted earnings................................     17.2                 17.2
 Pro forma common shares outstanding..................................               17.0                  17.0


   See notes to condensed financial statements.

                                  MIDAS, INC.
                           CONDENSED BALANCE SHEETS
                                 (In millions)

                                                                          June         December
                                                                          1998           1997
                                                                       -----------     --------
ASSETS:                                                                (Unaudited)
Current assets:
  Cash and cash equivalents.........................................     $  10.8         $ 12.5
  Receivables, net..................................................        73.2           65.7
  Inventories.......................................................        73.8           79.8
  Other current assets..............................................        21.2           30.8
                                                                         -------         ------

    Total current assets............................................       179.0          188.8
Property and equipment, net.........................................       186.8          198.2
Intangible assets, net..............................................        23.2           29.3
Other assets........................................................        21.1           26.8
                                                                         -------         ------

    Total assets....................................................     $ 410.1         $443.1
                                                                         =======         ======


LIABILITIES AND EQUITY:
Current liabilities:
  Short-term debt...................................................     $  10.0         $  1.0
  Short-term obligations under capital leases.......................         0.7            0.8
  Accounts and dividends payable....................................        53.7           40.3
  Other current liabilities.........................................        52.9           64.9
                                                                         -------         ------

    Total current liabilities.......................................       117.3          107.0
Loans and advances from Whitman.....................................           -           55.5
Long-term debt......................................................       148.5            3.5
Obligations under capital leases....................................        13.0           14.6
Deferred income taxes and other liabilities.........................        22.6           28.4
                                                                         -------         ------
    Total liabilities...............................................       301.4          209.0
                                                                         -------         ------

Shareholder equity:
  Common stock and capital in excess of par value
  ($.001 par value, 100 million shares authorized,
   16.9 million shares outstanding June 1998).......................        27.5              -
  Treasury stock, at cost, .1 million shares........................        (1.6)             -
  Combined capital accounts.........................................           -           26.6
  Retained income...................................................        94.8          217.3
  Accumulated other comprehensive income (loss).....................       (12.0)          (9.8)
                                                                         -------         ------
                                                                           108.7          234.1
                                                                         -------         ------

    Total liabilities and equity....................................     $ 410.1         $443.1
                                                                         =======         ======

       See notes to condensed financial statements.

                                  MIDAS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In millions)

                                                                                            For the Six
                                                                                               Months
                                                                                             Ended June
                                                                                             ----------
                                                                                        1998            1997
                                                                                        ----            ----
Cash flows from operating activities:
  Net income......................................................................   $   15.4         $  11.7
  Adjustments reconciling net income to
    net cash provided by operating activities:
  Depreciation and amortization...................................................        8.6            11.3
  Cash expenditures for non-recurring charges.....................................      (12.6)              -
  Changes in assets and liabilities...............................................       19.6           (21.2)
                                                                                     --------         -------
Net cash provided by (used in) operating activities...............................       31.0             1.8
                                                                                     --------         -------
Cash flows from investing activities:
  Capital investments.............................................................       (9.5)          (14.5)
  Receipts associated with disposition of former
    U.S. Company-operated stores..................................................       15.7               -
  Proceeds from sales of property and equipment...................................        2.7             2.2
                                                                                     --------         -------
Net cash provided by (used in) investing activities...............................        8.9           (12.3)
                                                                                     --------         -------
Cash flows from financing activities:
  Long-term debt incurred.........................................................      291.4               -
  Short-term borrowings (repayments)..............................................        5.0            (1.8)
  Long-term debt repayments.......................................................     (142.8)              -
  Payment of obligations under capital leases.....................................       (0.4)           (0.6)
  Purchase of Treasury Stock......................................................       (2.6)              -
  Stock issued under stock option plans...........................................        1.0               -
  Net increase (decrease) in loans and advances from Whitman......................      (55.5)            8.2
  Dividends to Whitman............................................................     (137.6)           (2.4)
                                                                                     --------         -------
Net cash provided by (used in) financing activities...............................      (41.5)            3.4
                                                                                     --------         -------
Effect of exchange rate changes on cash and cash equivalents......................       (0.1)           (0.6)
                                                                                     --------         -------

Net change in cash and cash equivalents...........................................       (1.7)           (7.7)
                                                                                     --------         -------
Cash and cash equivalents at beginning of period..................................       12.5            18.2
                                                                                     --------         -------

Cash and cash equivalents at end of period........................................   $   10.8         $  10.5
                                                                                     ========         =======

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

The unaudited condensed financial statements for the six months ended June 27, 1998 cover a 27-week period, while the statements for the quarter cover a 13-week period and present the consolidated financial statements of Midas and its wholly-owned consolidated subsidiaries.

The six months and quarter ended June 21, 1997 were also 27-week and 13-week periods, respectively. The statement of operations and cash flow statement for this period and the balance sheet as of December 20, 1997 present combined financial information for Midas, which was then comprised of wholly-owned subsidiaries of Whitman Corporation ("Whitman"), including Midas International Corporation ("Midas International") and its wholly-owned subsidiaries and other Midas companies owned by Whitman but directly managed by Midas International.
In January 1998, these companies became wholly-owned subsidiaries of Midas. (As required by the context, the terms "Midas" or the "Company" refers to Midas, Inc. or to the group of companies that became wholly-owned subsidiaries of Midas, Inc. in January 1998.) On January 30, 1998, as a result of the spin-off by Whitman, Midas became an independent, publicly held company.

Certain amounts for 1997 have been reclassified to conform with current period classifications.

NOTE 2. Pro Forma Information

Pro forma basic and diluted earnings (loss) per share for the six months and quarter ended June 21, 1997 have been calculated on the assumption that the 17.0 million shares of common stock that were distributed on January 30, 1998 had been outstanding since the beginning of 1997. Pro forma adjustments have been made to give effect to increases or decreases in costs that would have been incurred by Midas as an independent, publicly held company, rather than a subsidiary of Whitman. The pro forma adjustments for the second quarter and for the six months of fiscal 1997 are summarized as follows (in millions):

                                                                                       For the         For the
                                                                                       Quarter        Six Months
                                                                                        Ended           Ended
                                                                                         June            June
                                                                                    --------------  --------------
Incremental administrative expenses
   of an independent, publicly held company....................................         $ (0.7)         $ (1.4)
Elimination of Whitman charges.................................................            4.5             9.0
Elimination of interest paid to Whitman........................................            1.8             3.9
Incremental interest expense of an independently-capitalized
   Company.....................................................................          ( 4.4)          ( 9.1)
Incremental income tax provision...............................................          ( 0.4)          ( 0.9)
                                                                                        ------          ------
Increase in pro forma net income...............................................         $  0.8          $  1.5
                                                                                        ======          ======

                                  MIDAS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED


NOTE 3. Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                                                       For the Six Months Ended
                                                                                 June
                                                                          1998           1997
                                                                      -------------  ------------
Interest paid -  Whitman............................................        $  1.0          $ 3.9
Interest paid - other...............................................           4.4            1.2
Income tax (refunds)................................................          (3.7)             -
Income taxes paid...................................................           4.6           11.7


NOTE 4.  Comprehensive Income

In January 1998, Midas adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Midas comprehensive income consists of
(a) net income as reported in the statement of operations and (b) other comprehensive income (loss), which is comprised solely of foreign currency translation adjustments. Midas has not recorded income tax benefits on its foreign currency translation adjustments. For the first six months of 1998, comprehensive loss was $2.2 million, as compared to a comprehensive loss of $5.5 million in the first six months of 1997. The accumulated amount of other comprehensive income (loss) through the date of each balance sheet is presented as a component of shareholder equity. Comprehensive income will be reported in a separate financial statement in each of the Company's future annual reports.

NOTE 5.  Inventories

Inventories, summarized by major classification, were as follows (in millions):

                               June              December
                               1998                1997
                          --------------       -------------
                           (Unaudited)
Raw materials                     $ 3.6                $ 2.7
Work in process                     1.1                  1.1
Finished goods                     69.1                 76.0
                                  -----                -----
                                  $73.8                $79.8
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

     As the result of favorable operating and investing activities, which are discussed in the following paragraphs, Midas reduced its debt obligations by $45.3 million during the second quarter.

     At June 1998, Midas had cash and cash equivalents of $10.8 million, compared to $12.5 million at December 1997. Cash inflow from operating activities amounted to $31.0 million in the first six months of 1998, compared to cash inflow of $1.8 million in the first six months of 1997. The year-to-year change principally resulted from a decrease in working capital in the first six months of 1998 compared to a working capital increase in the same period in 1997.

     Cash inflow from investing activities during the first six months of 1998 amounted to $8.9 million compared to cash outflow of $12.3 million during the first six months of 1997. The variance between the six month periods was principally due to proceeds from asset sales associated with the franchising of 67 former U.S. Company-operated stores in connection with the plan for disposal adopted by Midas in the third quarter of 1997.

                             RESULTS OF OPERATIONS

             1998 Second Quarter Compared with 1997 Second Quarter.

  At the end of the second quarter of 1998, there were 2,717 Midas stores in operation system-wide versus 2,705 one year ago. Stores in operation by business segment were as follows:

                        System-wide Stores in Operation


                                                              June 1998      June 1997        Change
                                                              ---------      ---------        ------
U.S. Operations:
  Franchise activities....................................      1,808          1,750             3 %
  Company-operated stores.................................         69            148           (53)
                                                                -----          -----
     Total U.S............................................      1,877          1,898           ( 1)
                                                                -----          -----

Non-U.S. Operations
  Europe..................................................        424            396             7
  Canada..................................................        248            247             -
  Other...................................................        168            164             2
                                                                -----          -----
     Total Non-U.S........................................        840            807             4
                                                                -----          -----

     Total................................................      2,717          2,705             - %
                                                                =====          =====


     The increase over the past year in the number of U.S. franchised stores in operation, and the corresponding decrease in the number of U.S. Company-operated stores was principally due to the franchising of Company-operated stores. This is the result of a Company program adopted in the third quarter of 1997 to franchise virtually all of its U.S. Company-operated stores in order to more clearly focus on growing the franchised stores portion of the U.S. business.
The net decrease of 21 stores in operation at the end of the quarter was due to the closing of stores deemed to have low retail sales potential.

  The year-over-year growth in non-U.S. stores in operation was due to store growth in Europe, or more specifically, store additions in France and Spain.

     Midas System-wide Retail Sales. Midas system-wide retail sales in the second quarter (including both franchised and Company-operated stores) decreased $11.5 million, or 3% to $401.4 million. Retail sales as measured in U.S. dollars would have been approximately $6.6 million higher if currency exchange rates had remained the same in 1998 as in 1997. Following is a summary of Midas system-wide retail sales for the quarters ended June 1998 and 1997, by business segment (in millions):

                            System-Wide Retail Sales


                                                                 For the Quarter
                                                                   Ended June
                                                                   ----------
                                                               1998           1997          Change
                                                               ----           ----          ------
  U.S. Operations:
    Franchise activities..............................         $285.7         $282.2           1 %
    Company-operated stores...........................           12.3           24.2         (49)
                                                               ------         ------
        Total U.S.....................................          298.0          306.4         ( 3)
                                                               ------         ------

  Non-U.S. Operations
    Europe............................................           57.6           57.6           -
    Canada............................................           33.5           35.8         ( 6)
    Other.............................................           12.3           13.1         ( 6)
                                                               ------         ------
        Total Non-U.S.................................          103.4          106.5         ( 3)
                                                               ------         ------

        Total.........................................         $401.4         $412.9         ( 3) %
                                                               ======         ======

     Midas system-wide retail sales in the U.S. declined 3% in the second quarter or $8.4 million to a total of $298.0 million. The decrease was the result of lower retail customer traffic due in part to the closing of (net) 21 low retail potential stores in the first half of 1998, and lower customer traffic at the remaining Company-operated stores. The decrease in retail sales from Company-operated stores in the quarter was due to a net decrease of 79 stores in operation versus a year ago. Of the decrease of 79 stores, 12 stores were closed and 67 were franchised under a divestiture program adopted in the third quarter of 1997. The number of Company-operated stores in the U.S. is expected to decline further in the second half of 1998 as additional stores are franchised.

     Midas system-wide retail sales in Europe were even with the year ago quarter as reported in U.S. dollars. Had currency exchange rates remained the same in 1998 as in 1997, retail sales in Europe would have been approximately $60.7 million or 5% above last year's second quarter, primarily due to an increase in the number of stores in operation. Midas system-wide retail sales in Canada were $33.5 million for the quarter, which was down $2.3 million or 6% below the 1997 second quarter. Approximately 60% of the decrease was the result of fluctuations in currency exchange rates, with the balance due to lower retail customer traffic.

     Retail sales from other non-U.S. operations were down 6% or $0.8 million to $12.3 million for the quarter. Had currency exchange rates remained at 1997 levels, retail sales from these operations would have been up $1.3 million over the year ago quarter.

     Midas Sales and Revenues. Sales and revenues decreased by $18.5 million or 12% to a total of $141.8 million. Sales and revenues as measured in U.S. dollars would have been approximately $2.5 million higher if currency exchange rates had remained the same in 1998 as in 1997. Following is a summary of sales and revenues for the quarters ended June 1998 and 1997, by business segment (in millions):


                              Sales and Revenues

                                                                  For the Quarter
                                                                    Ended June
                                                                    ----------
                                                               1998           1997          Change
                                                               ----           ----          ------
  U.S. Operations:
    Franchise activities..............................         $ 85.7         $ 88.3         ( 3) %
    Company-operated stores...........................           12.3           24.2         (49)
                                                               ------         ------
        Total U.S.....................................           98.0          112.5         (13)
                                                               ------         ------

  Non-U.S. Operations
    Europe............................................           27.7           29.0         ( 5)
    Canada............................................           14.3           16.3         (12)
    Other.............................................            1.8            2.5         (28)
                                                               ------         ------
        Total Non-U.S.................................           43.8           47.8         ( 8)
                                                               ------         ------

        Total.........................................         $141.8         $160.3         (12) %
                                                               ======         ======


     Sales and revenues from U.S. Operations decreased by $14.5 million or 13% in the second quarter to a total of $98.0 million. Sales and revenues from U.S. franchise activities declined $2.6 million or 3% to a total of $85.7 million. This decline was due primarily to lower wholesale replacement part selling prices to franchisees reflecting a pass through of cost reductions received by the Company from outside vendors. There were 79 fewer Company-operated stores in operation at the end of June versus one year ago, which was the primary factor in lower second quarter sales and revenues at U.S. Company-operated stores.

     European sales and revenues decreased $1.3 million or 5% to a total of $27.7 million for the quarter. Had currency exchange rates remained at 1997 levels, sales and revenues from European operations would have been $29.2 million or approximately even with a year ago.

     Canadian sales and revenues decreased $2.0 million or 12% to a total of $14.3 million for the quarter. Had currency exchange rates remained at 1997 levels, second quarter sales and revenues from Canadian operations would have been $14.9 million, or a decrease of $1.4 million, principally because of the franchising of former Company-operated stores.

     Sales and revenues from other non-U.S. Operations declined due to a combination of currency exchange rate fluctuations and the franchising of former Company-operated stores in Australia.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $12.1 million or 19% to a total of $52.2 million for the quarter. Approximately two-thirds of the decrease in operating expenses was due to the decline in the number of U.S. Company-operated stores. The remainder of the decrease was spread across all of the Company's business segments. Operating expenses in relation to sales and revenues decreased 3 percentage points to 37%.

  Operating Income. Operating income in the quarter decreased $0.3 million to a total of $21.7 million. The following is a summary of operating income for the quarters ended June 1998 and 1997, by business segment (in millions):

                                Operating Income

                                                                   For the Quarter
                                                                     Ended June
                                                                   ---------------
                                                                 1998            1997        Change
                                                                 ----            ----        ------
U.S. Operations:
  Franchise activities.................................          $21.6           $19.9         9 %
  Company-operated stores..............................              -             0.2         *
                                                                 -----           -----
      Total U.S........................................           21.6            20.1         8
                                                                 -----           -----
Non-U.S. Operations
  Europe...............................................            0.8             1.9         *
  Canada...............................................            1.1             1.5         *
  Other................................................           (0.1)           (0.1)        -
                                                                 -----           -----
      Total Non-U.S....................................            1.8             3.3         *
                                                                 -----           -----
      Total segment operating income...................           23.4            23.4         -
Corporate administrative expenses......................           (1.7)           (1.4)      (21)
                                                                 -----           -----
      Total............................................          $21.7           $22.0       ( 1)%
                                                                 =====           =====

          *Not meaningful.


  Operating income from U.S. operations in the second quarter increased 8% to a total of $21.6 million. This improvement was due to lower operating expenses.

  Operating income from non-U.S. operations in the second quarter decreased $1.5 million to $1.8 million. This decrease was principally due to relatively weak retail markets in both France and Canada.

  Whitman Charges. There were no Whitman charges in the second quarter of 1998, since the spin-off occurred in the first quarter on January 30, 1998, as compared to $4.5 million of Whitman charges in the second quarter of 1997.

  Interest Expense. Interest expense for the second quarter increased $1.0 million, or 41% to a total of $3.4 million. The increase in interest expense was due to a substantial increase in the Company's long-term debt to enable the Company to repay $72.4 million of loans and advances from Whitman Corporation and a special dividend to Whitman of $137.6 million in connection with the spin-off. Partially offsetting the effect of higher debt levels were lower interest rates on the new debt.

      First Six Months of 1998 Compared with the First Six Months of 1997


  Midas System-wide Retail Sales. Midas system-wide retail sales for the first six months of 1998 (including both franchised and Company-operated stores) decreased $33.3 million, or 4% to $751.6 million. Retail sales as measured in U.S. dollars would have been approximately $15.8 million higher if currency exchange rates had remained the same in 1998 as in 1997. Following is a summary of Midas system-wide retail sales for the six months ended June 1998 and 1997, by business segment (in millions):

                            System-Wide Retail Sales

                                                              For the Six Months
                                                                  Ended June
                                                              ------------------
                                                              1998          1997        Change
                                                              ----          ----        ------
U.S. Operations:
  Franchise activities..............................         $527.6        $538.7        ( 2)%
  Company-operated stores...........................           30.0          45.0        (33)
                                                             ------        ------
      Total U.S.....................................          557.6         583.7        ( 4)
                                                             ------        ------
Non-U.S. Operations
  Europe............................................          109.7         109.6          -
  Canada............................................           59.3          64.1        ( 7)
  Other.............................................           25.0          27.5        ( 9)
                                                             ------        ------
      Total Non-U.S.................................          194.0         201.2        ( 4)
                                                             ------        ------
      Total.........................................         $751.6        $784.9        ( 4)%
                                                             ======        ======


  Midas system-wide retail sales in the U.S. declined 4% or $26.1 million in the first half of the year to a total of $557.6 million. The decrease was the result of lower retail customer traffic primarily due to: a major national retail promotion during the first quarter of 1997 and the absence of a similar promotion in 1998, the closing of (net) 21 stores deemed to have limited retail sales potential and lower retail sales at remaining Company-operated stores.
The decrease in retail sales from Company-operated stores was also due to a decrease of 79 stores in operation versus one year ago. Of the decrease of 79 stores, 12 stores were closed and 67 stores franchised in 1998 under a divestiture program adopted in the third quarter of 1997. The number of Company-operated stores in the U.S. is expected to decline further in the second half of 1998 as additional stores are franchised.

  Midas system-wide retail sales in Europe of $109.7 million were slightly above the prior year as reported in U.S. dollars. Had currency exchange rates remained the same in 1998 as in 1997, first half retail sales in Europe would have been approximately $118.6 million or 8% above the prior year, primarily due to an increase in the number of stores in operation.

  Midas system-wide retail sales in Canada were $59.3 million for the six months ended June 1998, which was down $4.8 million or 7% below 1997. Sixty percent of the decrease was the result of fluctuations in currency exchange rates, with the balance due to lower retail customer traffic.

  Retail sales from other non-U.S. operations were down 9% or $2.5 million to $25.0 million for the six months ended June 1998. Had currency exchange rates remained at 1997 levels, retail sales from these operations would have been up $1.5 million over one year ago.

     Midas Sales and Revenues. Sales and revenues decreased by $29.3 million or 10% to a total of $273.0 million. Sales and revenues as measured in U.S. dollars would have been approximately $6.2 million higher if currency exchange rates had remained the same in 1998 as in 1997. Following is a summary of sales and revenues for the six months ended June 1998 and 1997, by business segment (in millions):

                               Sales and Revenues

                                                                              For the Six Months
                                                                                  Ended June
                                                                                  ----------
                                                                              1998           1997           Change
                                                                              -----          ----           ------
   U.S. Operations:
     Franchise activities................................................    $160.3         $168.4             (5)%
     Company-operated stores.............................................      30.0           45.0            (33)
                                                                             ------         ------
        Total U.S........................................................     190.3          213.4            (11)
                                                                             ------         ------

   Non-U.S. Operations
     Europe..............................................................      52.9           54.8             (4)
     Canada..............................................................      26.1           28.8             (9)
     Other...............................................................       3.7            5.3            (30)
                                                                             ------         ------
         Total Non-U.S...................................................      82.7           88.9             (7)
                                                                             ------         ------

         Total...........................................................    $273.0         $302.3            (10)%
                                                                             ======         ======

     Sales and revenues from U.S. Operations decreased $23.1 million in the first half versus a year ago, or 11% to a total of $190.3 million. Approximately 65% of the decline was due to Company-operated stores and the closing or franchising of a substantial number of these stores as noted in the management discussion of retail sales trends. The balance of the decrease was due to a combination of: lower shipments of wholesale replacement parts due in part to the elimination of several inefficient distribution points and programs, lower wholesale replacement selling prices and closed stores.

     European sales and revenues decreased $1.9 million or 4% to a total of $52.9 million for the six months ended June 1998. Had currency exchange rates remained at 1997 levels, sales and revenues from European operations would have been up approximately $2.4 million or 4% primarily due to an increase in the number of stores in operation.

     Canadian sales and revenues decreased $2.7 million or 9% to a total of $26.1 million for the six months ended June 1998. Nearly one-half of the decrease was the result of fluctuations in currency exchange rates, with the balance due to lower retail customer traffic.

     Sales and revenues from other non-U.S. Operations declined due to a combination of currency exchange rate fluctuations and the franchising of former Company-operated stores in Australia.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $18.2 million or 14% to a total of $109.5 million for the six months ended June 1998. Approximately 60% of the decrease in operating expenses resulted from the decline in the number of U.S. Company-operated stores. The remainder of the decrease was spread across all of the Company's business segments. Operating expenses in relation to sales and revenues decreased 2 percentage points to 40%.

  Operating Income. Operating income for the six months ended June 1998 decreased $0.6 million or 2% to a total of $33.4 million. The following is a summary of operating income for the six months ended June 1998 and 1997, by business segment (in millions):

                                Operating Income

                                                          For the Six Months
                                                              Ended June
                                                          ------------------
                                                          1998         1997        Change
                                                          ----         ----        ------
U.S. Operations:
  Franchise activities..............................      $36.7        $36.1          2 %
  Company-operated stores...........................       (0.9)        (1.1)       (18)
                                                          -----        -----
     Total U.S......................................       35.8         35.0          2
                                                          -----        -----
Non-U.S. Operations
  Europe............................................        0.2          1.0          *
  Canada............................................        1.0          1.2          *
  Other.............................................       (0.1)        (0.4)         *
                                                          -----        -----
     Total Non-U.S..................................        1.1          1.8          *
                                                          -----        -----
     Total segment operating income.................       36.9         36.8          *
Corporate administrative expenses...................       (3.5)        (2.8)       (25)
                                                          -----        -----
      Total.........................................      $33.4        $34.0        ( 2)%
                                                          =====        =====

          *Not meaningful.

  Operating income from U.S. operations increased 2% in the first half of the year to $35.8 million. The improvement was due to lower operating expenses.

  Operating income from non-U.S. operations for the six months ended June, decreased $0.7 million to $1.1 million due to weak retail markets in France and Canada which lowered results in the two operations.


  Whitman Charges. Whitman charges for the six months were $1.1 million versus $9.0 million one year ago or a decrease of $7.9 million. The reduction in charges in the current year reflects one month of charges in 1998 (due to the January 30, 1998 spin-off) compared to six months of charges in the first quarter of 1997.

  Interest Expense. Interest expense for the six months increased $2.2 million, or 44% to a total of $7.2 million. The increase in interest expense was due to a substantial increase in the Company's long-term debt to enable the Company to repay $72.4 million of loans and advances from Whitman Corporation and a special dividend to Whitman of $137.6 million in connection with the spin-off.
Partially offsetting the effect of higher debt levels were lower interest rates on the new debt.

                                  MIDAS, INC.


PART 2. OTHER INFORMATION


   Exhibit 4.1   $200,000,000 Credit Agreement
                 Among
                 Midas, Inc. and Midas International Corporation,
                 as Borrowers,
                 The Lenders Named Herein,
                 The First National Bank of Chicago,
                 as Administrative Agent,
                 and Credit Suisse First Boston, as Co-Agent
   Exhibit 4.2   Amendment No.1 To Credit Agreement
   Exhibit 4.3   Midas International Corporation
                 $75,000,000
                 6.89 % Guaranteed Senior Notes Due 2005
                 Fully and Unconditionally Guaranteed by Midas, Inc.
   Exhibit 27    Financial Data Schedule

Exhibit 27, Financial Data Schedule, was filed only electronically with the Securities and Exchange Commission.

                                  MIDAS, INC.




                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MIDAS, INC.



Date: August 10, 1998                By:         /s/EDWIN A. GRELL
                                           -------------------------------------
                                           Edwin A. Grell
                                           Vice President and Controller
                                           (As Chief Accounting Officer and Duly
                                           Authorized Officer of Midas, Inc.)