Form 10-Q
period 1998-09-26
MIDAS INC
filed 1998-11-09
CIK 1046131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

  /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 26, 1998

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

The registrant had 16,881,542 shares of common stock outstanding as of September 26, 1998.

                                  MIDAS, INC.
                                    CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements

    Condensed Statements Of Operations
    Condensed Balance Sheets
    Condensed Statements Of Cash Flows
    Notes to Condensed Financial Statements

Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Exhibit 2.1     Agreement For Strategic Alliance
                 Between Midas International Corporation and
                 Magneti Marelli, S.p.A.
Exhibit 2.2     License Agreement
                 Between Midas International Corporation and
                 Magneti Marelli, S.p.A.
Exhibit 10.1    Nonqualified Option Agreement to Purchase Restricted Stock
                 And Restricted Stock Award Agreement
Exhibit 27      Financial Data Schedule


SIGNATURE

PART 1.  FINANCIAL INFORMATION

Item 1: Financial Statements

                                  MIDAS, INC.
                CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                 (In millions, except for earnings per share)

                                                                           For the Quarter            For the Nine Months
                                                                                Ended                        Ended
                                                                              September                    September
                                                                        ---------------------       -----------------------
                                                                         1998          1997           1998           1997
                                                                       -------        -------        -------        -------

Sales and revenues..............................................       $ 138.6        $ 161.7        $ 411.6        $ 464.0
Cost of goods sold..............................................          68.0           73.9          198.1          214.5
Selling, general, and administrative expenses...................          46.2           63.8          155.7          191.5
Disposition of U.S. Company-operated stores.....................            -            35.5             -            35.5
Non-recurring charges...........................................            -            32.1             -            32.1
                                                                       -------        -------        -------        -------

   Operating income (loss)......................................          24.4         ( 43.6)          57.8         (  9.6)
                                                                       -------        -------        -------        -------

Whitman charges.................................................            -          (  4.5)        (  1.1)        ( 13.5)
                                                                       -------        -------        -------        -------
Interest expense:
  Whitman.......................................................            -          (  1.6)        (  0.5)        (  5.5)
  Other.........................................................        (  3.0)        (  0.6)        (  9.7)        (  1.7)
                                                                       -------        -------        -------        -------
   Total interest expense.......................................        (  3.0)        (  2.2)        ( 10.2)        (  7.2)
                                                                       -------        -------        -------        -------

Other income (expense), net.....................................           0.6            0.2            1.4            0.7
                                                                       -------        -------        -------        -------

   Income (loss) before taxes...................................          22.0         ( 50.1)          47.9         ( 29.6)
   Income tax provisions........................................           8.9         ( 13.7)          19.4         (  4.9)
                                                                       -------        -------        -------        -------

   Net income (loss)............................................       $  13.1         ( 36.4)       $  28.5          (24.7)
                                                                       =======        =======        =======        =======



EARNINGS PER SHARE:

   Basic........................................................       $   .77                       $  1.68
                                                                       =======                       =======
   Diluted......................................................       $   .76                       $  1.65
                                                                       =======                       =======
   Pro forma basic and diluted..................................                      $ (2.10)                      $ (1.32)
                                                                                      =======                       =======

DIVIDENDS FOR COMMON SHARE......................................                      $   .02                       $   .04
                                                                                      =======                       =======

AVERAGE NUMBER OF SHARES:
   Common shares outstanding....................................          16.9                          16.9
   Equivalent shares on outstanding stock options...............            .4                            .4
   Shares applicable to diluted earnings........................          17.3                          17.3
   Pro forma common shares outstanding..........................                         17.0                          17.0


     See notes to condensed financial statements.

                                  MIDAS, INC.
                           CONDENSED BALANCE SHEETS
                                 (In millions)

                                                               September      December
                                                                 1998           1997
                                                             -------------  ------------
ASSETS:                                                       (Unaudited)
Current assets:
  Cash and cash equivalents................................     $ 17.3        $ 12.5
  Receivables, net.........................................       71.3          65.7
  Inventories..............................................       74.5          79.8
  Other current assets.....................................       20.2          30.8
                                                                ------        ------
       Total current assets................................      183.3         188.8
Property and equipment, net................................      179.8         198.2
Intangible assets, net.....................................       21.8          29.3
Other assets...............................................       22.8          26.8
                                                                ------        ------
       Total assets........................................     $407.7        $443.1
                                                                ======        ======

LIABILITIES AND EQUITY:
Current liabilities:
  Short-term debt..........................................     $  5.4        $  1.0
  Short-term obligations under capital leases..............        0.8           0.8
  Accounts and dividends payable...........................       45.1          40.3
  Other current liabilities................................       63.7          64.9
                                                                ------        ------
       Total current liabilities...........................      115.0         107.0
Loans and advances from Whitman............................          -          55.5
Long-term debt.............................................      137.0           3.5
Obligations under capital leases...........................       11.2          14.6
Deferred income taxes and other liabilities................       23.9          28.4
                                                                ------        ------
       Total liabilities...................................      287.1         209.0
                                                                ------        ------
Shareholders' equity:
  Common stock and capital in excess of par value
    ($.001 par value, 100 million shares authorized,
     16.9 million shares outstanding September 1998).......       27.3             -
  Treasury stock, at cost, .1 million shares...............       (2.2)            -
  Combined capital accounts................................          -          26.6
  Retained income..........................................      107.6         217.3
  Accumulated other comprehensive income (loss)............      (12.1)         (9.8)
                                                                ------        ------
                                                                 120.6         234.1
                                                                ------        ------
       Total liabilities and equity........................     $407.7        $443.1
                                                                ======        ======

       See notes to condensed financial statements.

                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In millions)

                                                                       For the Nine
                                                                          Months
                                                                      Ended September
                                                                    -----------------
                                                                     1998       1997
                                                                    -------    ------
Cash flows from operating activities:
  Net income....................................................    $  28.5    $ (24.7)
  Adjustments reconciling net income to
     net cash provided by operating activities:
  Depreciation and amortization.................................       12.6       16.7
  Non-recurring charges.........................................          -       67.6
  Changes in assets and liabilities.............................        8.9      (21.5)
                                                                    -------     ------
Net cash provided by (used in) operating activities.............       50.0       38.1
                                                                    -------     ------
Cash flows from investing activities:
  Capital investments...........................................      (10.0)     (25.6)
  Proceeds from sales of property and equipment.................       23.7        3.1
                                                                    -------     ------
Net cash provided by (used in) investing activities.............       13.7      (22.5)
                                                                    -------     ------

Cash flows from financing activities:
  Long-term debt incurred.......................................      291.4        3.3
  Short-term borrowings (repayments)............................        0.3      ( 2.2)
  Long-term debt repayments.....................................     (154.4)        -
  Payment of obligations under capital leases...................       (0.5)     ( 0.9)
  Purchase of Treasury Stock....................................       (4.6)        -
  Stock issued under stock option plans.........................        2.6         -
  Net (decrease) in loans and advances from Whitman.............      (55.5)     (10.8)
  Dividends to Whitman..........................................     (137.6)      (2.4)
  Dividends to shareholders.....................................       (0.3)        -
                                                                    -------     ------
Net cash provided by (used in) financing activities...........        (58.6)     (13.0)
                                                                    -------     ------
Effect of exchange rate changes on cash and cash equivalents..         (0.3)      (1.5)
                                                                    -------     ------
Net change in cash and cash equivalents.......................          4.8        1.1
                                                                    -------     ------
Cash and cash equivalents at beginning of period..............         12.5       18.2
                                                                    -------     ------
Cash and cash equivalents at end of period....................      $  17.3     $ 19.3
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

The unaudited condensed financial statements for the nine months ended September 26, 1998 cover a 40-week period, while the statements for the quarter cover a 13-week period and present the consolidated financial statements of Midas and its wholly-owned consolidated subsidiaries.

The nine months and quarter ended September 20, 1997 were also 40-week and 13-week periods, respectively. The statement of operations and cash flow statement for this period and the balance sheet as of December 20, 1997 present combined financial information for Midas, which was then comprised of wholly-owned subsidiaries of Whitman Corporation ("Whitman"), including Midas International Corporation ("Midas International") and its wholly-owned subsidiaries and other Midas companies owned by Whitman but directly managed by Midas International. In January 1998, these companies became wholly-owned subsidiaries of Midas. (As required by the context, the terms "Midas" or the "Company" refers to Midas, Inc. or to the group of companies that became wholly-owned subsidiaries of Midas, Inc. in January 1998.) On January 30, 1998, as a result of the spin-off by Whitman, Midas became an independent, publicly held company.

Certain amounts for 1997 have been reclassified to conform with current period classifications.

NOTE 2. Pro Forma Information

Pro forma basic and diluted earnings (loss) per share for the nine months and quarter ended September 20, 1997 have been calculated on the assumption that the
17.0 million shares of common stock that were distributed on January 30, 1998 had been outstanding since the beginning of 1997. Pro forma adjustments have been made to give effect to increases or decreases in costs that would have been incurred by Midas as an independent, publicly held company, rather than a subsidiary of Whitman. The pro forma adjustments for the third quarter and for the nine months of fiscal 1997 are summarized as follows (in millions):

                                                                                     For the
                                                               For the Quarter     Nine Months
                                                                    Ended             Ended
                                                                  September         September
                                                               ----------------  ----------------
Incremental administrative expenses
   of an independent, publicly held company...................      $(0.7)           $ (2.1)
Elimination of Whitman charges................................        4.5              13.5
Elimination of interest paid to Whitman.......................        1.6               5.5
Incremental interest expense of an independently-capitalized
   Company....................................................       (4.2)            (13.3)
Incremental income tax provision..............................       (0.4)             (1.3)
                                                                    -----            ------
Increase in pro forma net income..............................      $ 0.8            $  2.3
                                                                    =====            ======

                                  MIDAS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED


NOTE 3. Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                                      For the Nine Months
                                                        Ended September
                                                      -------------------
                                                       1998          1997
                                                      ------        -----
     Interest paid - Whitman........................  $  1.0        $ 5.6
     Interest paid - other..........................     6.6          1.7
     Income tax (refunds)...........................    (4.5)           -
     Income taxes paid..............................    13.2         15.2


NOTE 4.  Comprehensive Income

In January 1998, Midas adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." Midas comprehensive income consists of
(a) net income as reported in the statement of operations and (b) other comprehensive income (loss), which is comprised solely of foreign currency translation adjustments. Midas has not recorded income tax benefits on its foreign currency translation adjustments. For the first nine months of 1998, comprehensive income was $26.2 million, as compared to a comprehensive loss of $32.7 million in the first nine months of 1997. The accumulated amount of other comprehensive income (loss) through the date of each balance sheet is presented as a component of shareholder equity. Comprehensive income will be reported in a separate financial statement in each of the Company's future annual reports.

NOTE 5.  Inventories

Inventories, summarized by major classification, were as follows (in millions):

                              September           December
                                 1998               1997
                              ---------           --------
                             (Unaudited)
      Raw materials             $ 4.3              $ 2.7
      Work in process             1.2                1.1
      Finished goods             69.0               76.0
                                -----              -----
                                $74.5              $79.8
                                =====              =====

                                  MIDAS, INC.
              NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED


NOTE 6. Strategic Alliance Agreement

Midas, Inc. and Magneti Marelli, S.p.A., a member of the Fiat Group, formed a strategic alliance to develop the Midas program in the business of fast auto service repair in Europe and South America.

Magneti Marelli is an international leader in the design and production of high-tech components, systems and modules for the automotive industry. With annual net sales of more than $4.2 billion, 45 plants worldwide and a workforce of 33,500, including a research-and development staff of 2,200, Magneti Marelli ranks among the major companies in the manufacture of automotive electronics, instrument clusters, lighting, electronic fuel-injection systems, air conditioning and engine cooling systems, fuel delivery systems, starters and alternators, exhaust systems, rear view mirrors, shock absorbers and lubricants.

As part of the agreement, Midas sold its interests in its European operations to Magneti Marelli on October 30, 1998 and entered into a long-term license agreement; the aggregate consideration received by Midas was $100 million. Midas will also receive on-going royalties throughout the term of the license agreement, as the 437 automotive service stores in Europe will continue to operate using the Midas name and Midas will continue to provide assistance to Magnetic Marelli in developing the Midas system.

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

  As more fully discussed in note 6 to the Company's financial statements for the nine months ended September 1998, the Company sold its interests in European operations for $100 million to Magneti Marelli as part of a broader strategic alliance between the two companies to develop the Midas brand in Europe and other parts of the world. Management expects that 50% or more of the after-tax proceeds of the transaction will be used to pay down debt with the balance to be used for general corporate purposes.

  As the result of favorable operating and investing activities, which are discussed in the following paragraphs, Midas reduced debt obligations by $17.8 million in the third quarter and management expects further substantial reductions in the fourth quarter due to the sale of the European operations.

  At September 1998, Midas had cash and cash equivalents of $17.3 million, compared to $12.5 million at December 1997. Cash inflows from operating activities amounted to $50.0 million in the first nine months of 1998, compared to cash inflows of $38.1 million in the first nine months of 1997. This year-to-year change principally resulted from improved results of operations and lower working capital requirements.

  Cash inflow from investing activities during the first nine months of 1998 amounted to $13.7 million compared to cash outflow of $22.5 million during the first nine months of 1997. The variance between the nine-month periods was principally due to proceeds from asset sales and lower capital investment requirements.

  Net cash used in financing activities for the nine months ended September 1998 increased $45.6 million, from the same period one year ago, to a total of $58.6 million. The increase was due to the use of cash inflows provided by operating and investing activities to pay down debt.

  Year 2000 Update. In 1997, the Company instituted a Year 2000 project to evaluate and remediate Year 2000 issues. The project is divided into three sections:

  . The Company's computer hardware, hardware operating systems and application software.

  . Franchisee computer hardware and application software, including point of sale hardware and software.

  . Supplier computer systems.

  The Company's State of Readiness. With respect to the Company's application hardware, hardware operating systems and application software, substantial progress has been made, utilizing both internal and external resources in remediating those systems deemed not to be Year 2000 compliant. Management expects that by the end of third quarter of 1999 (September 1999) all of the Company's internal computer systems will be Year 2000 compliant.

  With respect to franchisee systems, the Company has conducted surveys and engaged in discussions with current franchisee systems vendors and it has been determined that a substantial number of the franchisee systems are not Year 2000 compliant. The Company is currently discussing solutions with both current and potential new vendors to ensure compliance. Management believes that it may be until the fourth quarter of 1999 before substantially all of the franchisee systems are Year 2000 compliant.

  With respect to the Company's suppliers, the Company initiated discussions with major suppliers in the fourth quarter of 1998 to determine their state of readiness and/or plans to become Year 2000 compliant.

  The Cost to Address the Company's Year 2000 Issues. Through September 1998, the Company has spent approximately $2.2 million in connection with the Year 2000 project. Management estimates that an additional $3.0 million will be required to be spent to ensure all of the Company's systems are Year 2000 compliant. Management is unable to project at this time the cost to the Company, if any, of ensuring that substantially all franchisee systems are Year 2000 compliant.

  The Risks Associated with the Company's Year 2000 Issues. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities and operations. Such interruptions or failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of franchisees and third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that the Year 2000 project should reduce the possibility of significant interruptions of normal operations.

  Contingency Plans. The Company has not developed contingency plans as of this date. The Company has engaged a third party to access the Company's readiness for the Year 2000 issue. Should progress in completing the Year 2000 project fall behind schedule, a contingency plan will be developed.

                             RESULTS OF OPERATIONS

              1998 Third Quarter Compared with 1997 Third Quarter


     At the end of the third quarter of 1998, there were 2,733 Midas stores in operation system-wide versus 2,711 one year ago. Stores in operation by business segment were as follows:

                        System-Wide Stores in Operation
                        -------------------------------

                                                                    September      September
                                                                  -------------  -------------
                                                                      1998           1997          Change
                                                                  -------------  -------------  -------------
U.S. Operations:
  Franchise activities..........................................          1,816          1,752             4%
  Company-operated stores.......................................             59            146           (60)
                                                                          -----          -----
     Total U.S..................................................          1,875          1,898            (1)
                                                                          -----          -----

Non-U.S. Operations:
  Europe........................................................            437            402             9
  Canada........................................................            250            248             1
  Other.........................................................            171            163             5
                                                                          -----          -----
      Total Non-U.S.............................................            858            813             6
                                                                          -----          -----

      Total.....................................................          2,733          2,711             1%
                                                                          =====          =====

  The increase over the past year in the number of U.S. franchised stores in operation, and the corresponding decrease in the number of U.S. company-operated stores was principally due to the franchising of company-operated stores. This is the result of a company program adopted in the third quarter of 1997 to franchise virtually all of its U.S. companyoperated stores in order to more clearly focus on growing the franchised stores portion of the U.S. business.
The net decrease of 23 stores in operation at the end of the quarter was due to the closing of stores deemed to have low retail sales potential.

  The year-over-year growth in non-U.S. stores in operation was due to growth in Europe, or more specifically, store additions in France and Spain.

     Midas System-Wide Retail Sales. Midas system-wide retail sales in the third quarter (including both franchised and company-operated stores) decreased $20.7 million, or 5% to $403.4 million. Retail sales as measured in U.S. dollars would have been approximately $5.0 million higher if currency exchange rates had remained the same in 1998 as in 1997. Following is a summary of Midas system-wide retail sales for the quarters ended September 1998 and 1997, by business segment (in millions):

                            System-Wide Retail Sales

                                                      For the Quarter
                                                      Ended September
                                                      ---------------
                                                       1998     1997    Change
                                                      ------   ------   ------
U.S. Operations:
    Franchise activities ..........................   $284.2   $286.9     (1)%
    Company-operated stores .......................      9.7     25.4    (62)
                                                      ------   ------
        Total U.S. ................................    293.9    312.3     (6)
                                                      ------   ------
Non-U.S. Operations:
    Europe ........................................     66.2     62.6      6
    Canada ........................................     32.2     35.8    (10)
    Other .........................................     11.1     13.4    (17)
                                                      ------   ------
        Total Non-U.S. ............................    109.5    111.8     (2)
                                                      ------   ------

        Total .....................................   $403.4   $424.1     (5)%
                                                      ======   ======

     Midas system-wide retail sales in the U.S. declined 6% in the third quarter or $18.4 million to a total of $293.9 million. The decrease was the result of lower retail customer traffic due in part to the closing of (net) 23 low retail potential stores over the past twelve months, and lower customer traffic at the remaining company-operated stores. The decrease in retail sales from company-operated stores in the quarter was due to a net decrease of 87 stores in operation versus a year ago. Of the decrease of 87 stores, 12 stores were closed and 75 were franchised under a divestiture program adopted in the third quarter of 1997. The number of company-operated stores in the U.S. is expected to decline further in the fourth quarter of 1998 as additional stores are franchised.

     Midas system-wide retail sales in Europe were up 6% for the quarter or $3.6 million to $66.2 million. The increase was primarily due to an increase in the number of stores in operation. Fluctuations in foreign currency exchange rates did not materially effect the quarter results in Europe.

     Midas system-wide retail sales in Canada were $32.2 million for the quarter, down $3.6 million or 10% below the 1997 third quarter. Approximately 80% of the decrease was the result of fluctuations in currency exchange rates.

     Retail sales from other non-U.S. operations were down 17% or $2.3 million to $11.1 million for the quarter. Had currency exchange rates remained at 1997 levels, retail sales from these operations would have been even with the year ago quarter.

     Midas Sales and Revenues. Sales and revenues in the third quarter decreased by $23.1 million or 14% to a total of $138.6 million. Sales and revenues for the quarter would have been approximately $1.4 million higher if currency exchange rates had remained the same in 1998 as in 1997. Following is a summary of sales and revenues for the quarters ended September 1998 and 1997, by business segment (in millions):

                               Sales and Revenues

                                                      For the Quarter
                                                      Ended September
                                                      ---------------
                                                       1998     1997    Change
                                                      ------   ------   ------
U.S. Operations:
    Franchise activities ..........................   $ 83.2   $ 86.5     (4)%
    Company-operated stores .......................      9.7     25.4    (62)
                                                      ------   ------
        Total U.S. ................................     92.9    111.9    (17)
                                                      ------   ------
Non-U.S. Operations:
    Europe ........................................     31.6     31.5      -
    Canada ........................................     12.5     15.8    (21)
    Other .........................................      1.6      2.5    (36)
                                                      ------   ------
        Total Non-U.S. ............................     45.7     49.8     (8)
                                                      ------   ------

        Total .....................................   $138.6   $161.7    (14)%
                                                      ======   ======

     Sales and revenues from U.S. Operations decreased by $19.0 million or 17% in the second quarter to a total of $92.9 million. Sales and revenues from U.S. franchise activities declined $3.3 million or 4% to a total of $83.2 million. This decline was primarily due to: elimination of several inefficient distribution points and programs, lower wholesale replacement part selling prices to franchisees reflecting a pass through of cost reductions received by the Company from outside vendors, and closed stores. There were 87 fewer company-operated stores in operation at the end of September 1998 versus one year ago, which was the primary factor in lower third quarter sales from U.S. company-operated stores.

     European sales and revenues were virtually even with one year ago at $31.6 million. Fluctuations in foreign currencies was not a factor in the results for the quarter.

     Canadian sales and revenues decreased $3.3 million or 21% to a total of $12.5 million for the quarter. Fluctuations in foreign currency exchange rates accounted for approximately $1.1 million of the decrease. The balance of the decrease was due to the franchising of a number of former company-operated stores.

     Sales and revenues from other non-U.S. Operations declined due to a combination of currency exchange rate fluctuations and the franchising of former company-operated stores in Australia.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (excluding non-recurring charges that affected 1997 results) decreased $17.6 million or 18% to a total of $46.2 million for the quarter. Approximately 75% of the decrease in operating expenses were due to a decline in the number of company-operated stores in the U.S. and Canada. The remainder of the decrease was spread across all of the company's business segments. Operating expenses in relation to sales and revenues (excluding non-recurring charges from 1997 results) decreased 6 percentage points to 33%.

     Operating Income. Operating income in the quarter (excluding non-recurring charges in the third quarter of 1997) increased $0.4 million to a total of $24.4 million. The following is a summary of operating income for the quarters ended September 1998 and 1997, by business segment (in millions):

                               Operating Income

                                                                  For the Quarter
                                                                  Ended September
                                                                  ---------------
                                                                  1998       1997      Change
                                                                  ----       ----      ------
U.S. Operations:
  Franchise activities..........................................  $21.1     $ 19.8       7%
  Company-operated stores.......................................   (0.1)       1.3       *
                                                                  -----     ------
     Total U.S..................................................   21.0       21.1       *
                                                                  -----     ------
Non-U.S. Operations:
  Europe........................................................    3.9        3.5      11
  Canada........................................................    1.5        1.5       -
  Other.........................................................   (0.3)      (0.3)      -
                                                                  -----     ------
      Total Non-U.S.............................................    5.1        4.7       9
                                                                  -----     ------

      Total segment operating income............................   26.1       25.8       1

Corporate administrative expenses...............................   (1.7)      (1.8)      6
                                                                  -----     ------
    Operating income before special charges.....................   24.4       24.0       2

Disposition of U.S. company-operated stores.....................      -      (35.5)**    *
Non-recurring charges...........................................      -      (32.1)**    *
                                                                  -----     ------

Operating income after special charges..........................  $24.4     $(43.6)      *
                                                                  =====     ======

 *Not meaningful.
**In the third quarter of 1997, Midas recorded charges of $35.5 million ($23.7 million on an after-tax basis) related to the disposition of its U.S. company-operated stores and non-recurring charges of $32.1 million ($22.5 million on an after-tax basis). These charges were recorded in the following segments:
  U.S. franchise activities -- $25.4 million; U.S. company-operated stores -- $35.5 million; Europe -- $5.3 million, and other non-U.S. operations -- $1.4 million.

     Operating income from U.S. franchise activities increased 7% to a total of $21.1 million for the quarter. This improvement was due to lower operating expenses. U.S. company-operated stores reported an operating loss for the quarter versus positive results one year ago. This decline was due to the franchising of profitable company-operated stores over the past twelve months.

     Operating income from non-U.S. operations in the third quarter increased $0.4 million or 9% to a total of $5.1 million. This increase was principally due to improved results at the Company's Spanish operations.

     Whitman Charges. There were no Whitman charges in the third quarter of 1998, since the spin-off occurred in the first quarter on January 30, 1998, as compared to $4.5 million of Whitman charges in the third quarter of 1997.

     Interest Expense. Interest expense for the third quarter increased $0.8 million, or 36% to a total of $3.0 million. The increase in interest expense was due to a substantial increase in the Company's long-term debt to enable the Company to repay $72.4 million of loans and advances from Whitman Corporation and a special dividend to Whitman of $137.6 million in connection with the spin-off. Partially offsetting the effect of higher debt levels were lower interest rates on the new debt.

       First Nine Months of 1998 Compared with First Nine Months of 1997


     Midas System-Wide Retail Sales. Midas system-wide retail sales for the first nine months of 1998 (including both franchised and company-operated stores) decreased $54.0 million or 4% to $1,155.0 million. Retail sales as measured in U.S. dollars would have been approximately $20.8 million higher if currency exchange rates had remained the same in 1998 as in 1997. Following is a summary of Midas system-wide retail sales for the nine months ended September 1998 and 1997, by business segment (in millions):

                            System-Wide Retail Sales

                                                                     For the Nine Months
                                                                       Ended September
                                                                  --------------------------
                                                                      1998          1997         Change
                                                                  ------------  ------------  -------------
U.S. Operations:
  Franchise activities..........................................      $  811.8      $  825.6            (2)%
  Company-operated stores.......................................          39.7          70.4           (44)
                                                                      --------      --------
     Total U.S..................................................         851.5         896.0            (5)
                                                                      --------      --------

Non-U.S. Operations:
  Europe........................................................         175.9         172.2             2
  Canada........................................................          91.5          99.9            (8)
  Other.........................................................          36.1          40.9           (12)
                                                                      --------      --------
      Total Non-U.S.............................................         303.5         313.0            (3)
                                                                      --------      --------

      Total.....................................................      $1,155.0      $1,209.0            (4)%
                                                                      ========      ========

     Midas system-wide retail sales in the U.S. declined 5% or $44.5 million in the first nine months of the year to a total of $851.5 million. The decrease was due to lower retail customer traffic due in part to: a major national retail promotion during the first quarter of 1997 and the absence of a similar promotion in 1998, the closing of (net) 23 stores deemed to have limited retail sales potential and lower retail sales at remaining company-operated stores. The decrease in retail sales from company-operated stores was also due to a decrease of 87 stores in operation versus one year ago. Of the decrease of 87 stores, 12 stores were closed and 75 stores were franchised in 1998 under a divestiture program adopted in the third quarter of 1997. The number of company-operated stores in the U.S. is expected to decline further in the fourth quarter of the year as additional stores are franchised.

     Midas system-wide retail sales in Europe increased 2% in the first nine months of the year to a total of $175.9 million. Had currency exchange rates remained the same in 1998 as in 1997, nine months' retail sales in Europe would have been $184.6 million or 7% above the prior year, primarily due to an increase in the number of stores in operation.

     Midas system-wide retail sales in Canada were $91.5 million for the nine months ended September 1998, down $8.4 million or 8%. Had currency exchange rates remained the same in 1998 as in 1997, the year-over-year decrease would have been 3%.

     Retail sales from other non-U.S. operations were down $4.8 million or 12% for the first nine months due exclusively to currency exchange rate fluctuations.

     Midas Sales and Revenues. Sales and revenues decreased by $52.4 million or 11% to a total of $411.6 million for the nine months ended September 1998. Sales and revenues as measured in U.S. dollars would have been approximately $7.6 million higher if currency exchange rates had remained the same in 1998 as in 1997. Following is a summary of sales and revenues for the nine months ended September 1998 and 1997, by business segment (in millions):

                               Sales and Revenues

                                                    For the Nine Months
                                                      Ended September
                                                    --------------------------------
                                                     1998         1997        Change
                                                    ------       ------       ------
U.S. Operations:
    Franchise activities .......................    $243.5       $254.9         (4)%
    Company-operated stores ....................      39.7         70.4        (44)
                                                    ------       ------
        Total U.S. .............................     283.2        325.3        (13)
                                                    ------       ------

Non-U.S. Operations:
    Europe .....................................      84.5         86.3         (2)
    Canada .....................................      38.6         44.6        (13)
    Other ......................................       5.3          7.8        (32)
                                                    ------       ------
        Total Non-U.S. .........................     128.4        138.7         (7)
                                                    ------       ------

        Total ..................................    $411.6       $464.0        (11)%
                                                    ======       ======

     Sales and revenues from U.S. Operations decreased $42.1 million in the nine months ended September versus one year ago, or 13% to a total of $283.2 million. Approximately 73% of the decline was due to company-operated stores and the closing or franchising of 87 stores as noted in the discussion of retail sales trends. The balance of the decrease was due to a combination of: lower shipments of wholesale replacement parts because of the elimination of several inefficient distribution points and programs, lower wholesale selling prices, closed stores and lower retail traffic.

     European sales and revenues decreased $1.8 million or 2% to a total of $84.5 million for the nine months ended September 1998. Had currency exchange rates remained at 1997 levels, sales and revenues from European operations would have increased approximately $2.4 million or 3% primarily due to an increase in the number of stores in operation.

     Canadian sales and revenues decreased $6.0 million or 13% to a total of $38.6 million for the nine months ended September 1998. Approximately 40% of the decrease was due to fluctuations in currency exchange rates with the balance due to the franchising of a number of former company-operated stores and lower retail traffic.

     Sales and revenues from other non-U.S. Operations declined due to a combination of currency exchange rate fluctuations and the franchising of former company-operated stores in Australia.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding non-recurring charges in 1997, decreased $35.8 million or 19% to a total of $155.7 million for the nine months ended September 1998. Approximately 60% of the decrease in operating expenses resulted from the decline in the number of U.S. company-operated stores. The remainder of the decrease was spread across virtually all of the Company's major expense categories and business segments. Operating expenses in relation to sales and revenues decreased more than 3 percentage points to 38%.

  Operating Income. Operating income for the nine months ended September 1998 excluding non-recurring charges in 1997 was within $0.2 million of one year ago at $57.8 million. The following is a summary of operating income for the nine months ended September 1998 and 1997, by business segment (in millions):

                               Operating Income

                                                                      For the Nine Months
                                                                        Ended September
                                                                      -------------------
                                                                       1998        1997        Change
                                                                      -----       ------       ------
U.S. Operations:
  Franchise activities..........................................      $57.8       $ 55.9         3%
  Company-operated stores.......................................       (1.0)         0.2         *
                                                                      -----       ------
     Total U.S..................................................       56.8         56.1         1
                                                                      -----       ------
Non-U.S. Operations:
  Europe........................................................        4.1          4.5        (9)
  Canada........................................................        2.5          2.7        (7)
  Other.........................................................       (0.4)        (0.7)       43
                                                                      -----       ------
      Total Non-U.S.............................................        6.2          6.5        (5)
                                                                      -----       ------
      Total segment operating income............................       63.0         62.6         *

Corporate administrative expenses...............................       (5.2)        (4.6)      (13)
                                                                      -----       ------
    Operating income before special charges.....................       57.8         58.0         -

Disposition of U.S. company-operated stores.....................          -        (35.5)**      *
Non-recurring charges...........................................          -        (32.1)**      *
                                                                      -----       ------
Operating income after special charges..........................      $57.8       $ (9.6)        *
                                                                      =====       ======

  *Not meaningful.
  **In the third quarter of 1997, Midas recorded charges of $35.5 million ($23.7 million on an after-tax basis) related to the disposition of its U.S. company-operated stores and non-recurring charges of $32.1 million ($22.5 million on an after-tax basis). These charges were recorded in the following segments: U.S. franchise activities -- $25.4 million; U.S. company-operated stores -- $35.5 million; Europe -- $5.3 million, and other non-U.S. operations -- $1.4 million.

  Operating income from U.S. operations increased 1% in the first nine months of the year to $56.8 million. Operating income from U.S. franchise activities increased $1.9 million or 3% to $57.8 million due to lower operating expenses. U.S. company-operated stores reported an operating loss of $1.0 million for the nine months due to the franchising of a large number of profitable stores over the past year and lower retail sales at the remaining company-operated stores.

  Operating income from non-U.S. Operations for the nine months ended September, decreased $0.3 million or 5% to $6.2 million. Had foreign currency exchange rates remained the same in 1998 as in 1997, operating income from non-U.S. Operations would have increased $0.1 million over one year ago for the nine months.

  Whitman Charges. Whitman charges for the nine months in 1998 were $1.1 million versus $13.5 million one year ago or a decrease of $12.4 million. The reduction in charges in the current year reflects one month of charges in 1998 (due to the January 30, 1998 spin-off) compared to nine months of charges in 1997.

     Interest Expense. Interest expense for the nine months increased $3.0 million, or 42% to a total of $10.2 million. The increase in interest expense was due to a substantial increase in the Company's long-term debt to enable the Company to repay $72.4 million of loans and advances from Whitman Corporation and a special dividend to Whitman of $137.6 million in connection with the spin-off. Partially offsetting the effect of higher debt levels were lower interest rates on the new debt.

     Forward Looking Statements. This report contains, and certain of the Company's other public documents and statements and oral statements contain and will contain, forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions using information currently available. Such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statements are subject to risks and uncertainties that may cause actual results and future trends to differ materially from those projected, stated, or implied by the forward-looking statements.

     The Company's consolidated results and the forward-looking statements could be affected by, among other things: general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management's internal operating plans; the timing and magnitude of capital expenditures; economic and market conditions in the U.S. and worldwide; currency exchange rates; changes in consumer spending levels and demand for new products and services; cost and availability of raw materials; and overall competitive activities.

     The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Exhibit 27, Financial Data Schedule, was filed only electronically with the Securities and Exchange Commission.

                                  MIDAS, INC.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MIDAS, INC.


Date:  November  10, 1998              By:         /s/  EDWIN A. GRELL
                                            ------------------------------------
                                            Edwin A. Grell
                                            Vice President and Controller
                                            (As Chief Accounting Officer and
                                            Duly Authorized Officer of
                                            Midas, Inc.)