Form 10-K
period 1998-12-26
MIDAS INC
filed 1999-03-23
CIK 1046131

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X]   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the fiscal year ended December 26, 1998.

                                       OR

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from        to        .
                                                            -------   -------

                        Commission File Number: 01-13409

                                  Midas, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                    36-4180556
  (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)

225 North Michigan Avenue, Chicago, Illinois                  60601
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code (312) 565-7500

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class                 Name of Each Exchange on Which
                                                    Registered

Common Stock, par value $.001                New York Stock Exchange
Preferred Stock Purchase Rights              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         As of December 26, 1998, the aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates was $537,392,830 (based on closing sale price of $31.9375 as reported for the New York Stock Exchange-Composite Transactions on December 24, 1998).

         The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of December 26, 1998 was 16,826,390.

===============================================================================

                               TABLE OF CONTENTS

PART I

1.    Business..............................................................1
2.    Properties............................................................6
3.    Legal Proceedings.....................................................6
4.    Submission of Matters to a Vote of Security Holders...................6

PART II

5.    Market for Registrant's Common Equity and Related Stockholder
       Matters..............................................................7
6.    Selected Financial Data...............................................8
7.    Management's Discussion and Analysis of Financial Condition
       and Results of Operations............................................9
7A.   Quantitative and Qualitative Disclosures about Market Risk...........15
8.    Financial Statements and Supplementary Data..........................15
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................15

PART III

10.   Directors and Executive Officers of the Registrant...................16
11.   Executive Compensation...............................................17
12.   Security Ownership of Certain Beneficial Owners and Management.......17
13.   Certain Relationships and Related Transactions.......................17

PART IV

14.   Exhibits, Financial Statements, Financial Statement Schedules and
       Reports on Form 8-K.................................................18

Signatures.................................................................19

Exhibit Index...............................................................i

PART 1

Item 1.    Business

Background

         Midas, Inc. ("Midas" or the "Company") was incorporated under the laws of the State of Delaware on August 29, 1997. At the time of its incorporation, the Company was a wholly-owned subsidiary of Whitman Corporation, a Delaware Corporation ("Whitman").

         On January 30, 1998 (the "Distribution Date"), Whitman distributed (the "Distribution" or "Spin-off'") all of the issued and outstanding shares of common stock, par value $.001 per share, of the Company (the "Midas Common Stock") to the shareholders of record of Whitman's common stock as of January 16, 1998. The Distribution was made pursuant to the terms of a Distribution and Indemnity Agreement (the "Distribution Agreement") dated as of December 31, 1997 by and among Whitman, the Company and Midas International Corporation, a Delaware corporation ("Midas International") and wholly-owned subsidiary of the Company.

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

         Midas has been engaged in the retail automotive exhaust business since 1954, and has granted franchises for and operated Midas shops since 1956. Midas International Corporation was incorporated in Delaware in 1959. Midas' principal executive offices are located at 225 North Michigan Avenue, Chicago, Illinois 60601 and its telephone number is (312) 565-7500.

Overview

         Midas provides retail automotive services in the U.S., Canada, France and other locations in Europe, Australia, Southeast Asia, the Middle East, Latin America and the Caribbean. Franchised and company-operated shops offer exhaust, brake, suspension, air conditioning and maintenance services. In addition, Midas manufactures and sells Midas brand products for resale at Midas shops. Midas also manufactures exhaust products under the IPC brand name for sale to distributors. Domestic manufacturing plants produce approximately 2,000 different types of mufflers and 3,200 types of exhaust and tail pipes to service approximately 1,200 makes and models of automobiles. As used herein, the term "company-operated shop" means a shop operated by Midas and excludes shops operated by franchisees.

         As of December 1998, there were 2,732 Midas shops worldwide, of which 2,116 were located in the U.S. and Canada. Company-operated shops totaled 58 shops at year-end.

         Midas brand products are sold at wholesale to franchised Midas shops and at retail by company-operated shops. IPC brand exhaust products are sold to distributors. Midas also manufactures and sells shop equipment under the Huth trademark. Midas Realty Corporation, a Midas subsidiary ("Midas Realty"), selects, leases, acquires and constructs sites for Midas shops.

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

         Beginning in 1996 and carrying forward into 1997, the Company began to experience declines in earnings and returns on assets and equity. These trends were due to a combination of: slow growth, or in some cases declines in sales and revenues from certain business activities, increasing operating expenses and an expanding asset base. These trends, coupled with an expected substantial increase in the Company's long-term debt as a result of the Spin-off of Midas as an independent company by Whitman Corporation, led management to conduct an in-depth review of current strategies and potential alternative strategies to reverse these trends.

         Forthcoming from this strategic review was a business strategy to: focus the Company's management and financial resources on expanding the North American and European franchise network by adding services and new shops, improving relationships with franchisees, improving the efficiency of the wholesale replacement part distribution system, reducing operating expenses and redeploying assets by franchising company-operated shops.

         In 1998, the Company reached an agreement with Magneti Marelli, S.p.A. a member of the Fiat Group, to form a strategic alliance to accelerate the development of the Midas system in Europe and South America. Midas management concluded that Magneti Marelli had the financial and human resources to accelerate the development of the Midas business in Europe and South America at a much faster pace than the Company. Midas management also concluded that the proceeds from a transaction with Magneti Marelli could provide the Company with additional financial resources which would enable the Company to accelerate the execution of its strategy to transform and grow the North American franchise network.

         Accordingly, Midas sold its interests in Europe and South America to Magneti Marelli for $100 million in October 1998, and entered into a licensing agreement for the Midas trademarks and know-how as a part of the transaction.

         As a result of the foregoing, the Company's business strategy was further modified to the current strategy which is to become a focused and efficient operator of a North American franchise and wholesale parts distribution network and a licensor of Midas trademarks and know-how outside of North America.

         The business transformation process and the resulting costs associated with this strategy are discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to the Financial Statements.

Franchises and the Midas System

         Midas has developed a system for the establishment and operation of Midas shops that is used in both franchised, licensed and company-operated shops worldwide. This system includes site selection, shop construction and layout, equipment selection and installation, purchasing and inventory control methods, accounting methods, merchandising, advertising, sales and promotional techniques, installation techniques, personnel training and other matters relating to the efficient and successful operation of Midas shops and the maintenance of high standards of quality.

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

         Term and Fees; Estimated Costs; Royalty Payments. The initial term of the U.S. Franchise Agreement, as well as most Midas franchise and trademark agreements throughout the world, is twenty years. The U.S. Franchise Agreement may be terminated by the franchisee upon thirty days written notice. In most instances in the U.S., Midas retains, through real estate agreements between franchisees and Midas Realty (described below), the ability to occupy a site in the event of a termination of the applicable franchise and trademark agreement in order to assure that the site may continue to be operated as a Midas shop.

         An initial franchise fee is charged upon execution of a franchise and trademark agreement. In opening a Midas shop, a franchisee makes additional expenditures relating to fixtures, machinery and equipment and initial product inventory. None of the fees and expenses is financed by Midas and, with the exception of a portion of the initial franchise fee, none is refundable.

         Franchisees pay Midas monthly royalties based on a percentage of sales. As described more fully below, in most countries in which Midas does business, it is obligated to use one-half of the royalty payments it receives for advertising.

         Realty Agreements. Since the mid-1970s, Midas has required each U.S. franchisee to enter into an agreement with Midas Realty giving Midas Realty the ability to occupy a site in the event of a termination of the related franchise and trademark agreement in order to ensure that the site may continue to be operated as a Midas shop if Midas chooses. The agreement with Midas Realty remains in effect throughout the term of the related franchise and trademark agreement. When Midas Realty owns the real estate or has the primary lease on a Midas shop, the franchisee is required to lease or sublease the Midas shop from Midas Realty. If the franchisee owns the real estate, the franchisee is required to provide Midas with real estate control through one of two alternative means. The first alternative provides for the lease by the franchisee to Midas Realty of the premises, which in turn leases the premises back to the franchisee. So long as the franchisee continues to be both the landowner and the franchisee of that shop, no rent is exchanged between the franchisee and Midas Realty. If the real estate is sold to a third party or if the franchised Midas shop is sold to a new franchisee to whom the sublease is assigned, Midas Realty will then collect rent from the franchisee and pay rent to the landowner. Under the second alternative the franchisee enters into a conditional option to lease with Midas Realty which grants Midas Realty the option to lease the premises in the event that the related franchise agreement is terminated. If the franchisee leases real estate from a third-party upon which the Midas shop is located, Midas requires that the franchisee grant to Midas Realty a conditional assignment of the lease to take effect upon the termination of the related franchise and trademark agreement. Approximately 81% of existing North American franchised Midas shops are subject to various forms of agreements with Midas. See Note 10 to the Financial Statements of Midas included in this annual report.

         Sites and Site Selection. Midas assists franchisee candidates by identifying and developing a site on which a Midas shop will be constructed. Midas may also approve or disapprove of a site located by the candidate. Midas approves a particular site based upon a review of the demographic characteristics of the site, traffic counts and patterns, population patterns, income statistics, parking, competition, proximity of other businesses and other commercial criteria.

         Training. Franchisees are required to complete the Midas initial training program. The first part of the program includes a minimum of three weeks observing a franchised Midas shop in operation as well as completion of a self-training program. The second part of the initial training program is held at a Midas training center and lasts at least three weeks. Supplemental training sessions are also offered by Midas at certain regional facilities. Midas also makes training materials available and conducts training seminars in the field.

         Machinery, Fixtures, Inventory and Other Goods. Midas recommends sources for machinery, equipment, furniture and fixtures necessary to outfit a Midas shop for operation. In the U.S. and Canada, franchisees are required to purchase from Midas a sufficient quantity of genuine Midas products, principally mufflers, shock absorbers, struts and brake pads and shoes, adequate to meet the public demand for genuine Midas products and to promptly fill customers' requests for replacement under the terms of various Midas warranties. Midas is the sole supplier of these products. Other products, which are not warranted, such as pipe and brake parts, are sold by Midas, but may be purchased by franchised shops from other sources. Shop equipment, such as lifts, alignment equipment, lathes, racking and tools may also be purchased through Midas or from other sources.

         Warranty Program. An important feature of the Midas system is the requirement that the retail customer be provided a written warranty from Midas on certain Midas products that will be honored at all Midas shops. Each Midas shop is required to honor such warranties in accordance with their terms and with policies as issued from time to time by Midas.

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

         International Midas Dealers Association. The International Midas Dealers Association (the "IMDA") is an independent association of Midas franchisees. Approximately 62% of the Midas franchisees in the United States and Canada belong to the IMDA. Midas' management communicates on a regular basis with IMDA representatives and various IMDA committees to solicit franchisee input.


Proprietary Information

         Midas holds various patents, trademarks, trade names and copyrights, none of which, other than the Midas name, is considered by Midas to be material to its financial condition and results of operations. Midas vigorously defends the Midas name throughout the world and the name is registered as a trademark in more than 80 countries in addition to the U.S. Midas also owns certain trade secrets including product catalogs, price lists, training manuals and inventory systems.

Manufacturing and Resale Operations

         Midas manufactures and resells parts for the North American automotive aftermarket. These products include mufflers, exhaust pipes and tail pipes manufactured by Midas and shock absorbers, brakes, suspension, steering and front end parts resold by Midas. Exhaust systems are manufactured by Midas at its Bedford Park, Illinois and Hartford, Wisconsin facilities. These parts are sold at wholesale to Midas franchised shops and at retail by company-operated shops and are required to be stocked by Midas shops in order to serve the demand for genuine Midas parts. Midas IPC brand products are also manufactured at both the Bedford Park and Hartford locations. Huth brand products are manufactured at the Huth manufacturing plant in Hartford. Midas manufacturing plants have limited backlogs of unprocessed orders.

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

Competition

         The automotive repair industry is highly competitive and fragmented, and the number, size and strength of competitors vary from region to region. Midas' primary competitors include national and local specialty chains, both franchised and company-operated, car dealerships, independent repair shops and service bays operated by mass merchandisers. Certain of these competitors are well-capitalized and a number of them have instituted expansion plans. Midas believes that competition in the industry is primarily based on customer service and reputation, shop location, name awareness and price. Midas believes that it generally has a favorable competitive position with respect to each of these variables.

Customers

         The Midas business is not dependent upon a single customer or small group of customers.

Seasonality

         Midas experiences the greatest demand for its services in the second and third quarters of the year, with approximately 54% of annual sales and revenues occurring during that period in 1998, 1997 and 1996, respectively. Approximately 70% of net income before business transformation costs and the gain on the sale of the Company's European operations was reported in the second and third quarters of 1998 compared to approximately 80% in both 1997 and 1996. The Company expects the seasonality of its quarterly earnings will continue to moderate.

Regulatory Compliance

         Franchising Matters. Midas is subject to a variety of federal and state laws governing franchise sales and marketing and franchise trade practices. Applicable laws and regulations generally require disclosure of business information in connection with the sale of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. Midas deals with franchisees in good faith and seeks to comply with regulatory requirements. From time to time Midas and one or more franchisees may become involved in a dispute regarding the franchise relationship, including, among other things, payment of royalties, location of shops, advertising, purchase of Midas products by franchisees, compliance with Midas system standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time, or that material disputes with one or more franchisees will not arise.

         Consumer Protection Matters. National automotive repair chains have been the subject of investigations and reports by consumer protection agencies and the Attorneys General of various states. Publicity in connection with such investigations can have an adverse effect on the financial condition and results of operations of a company. In addition to such investigations, state and local governments have enacted numerous consumer protection laws. Midas has instituted procedures, including uniform standards of service to be followed by all Midas shops, to improve customer satisfaction, which also aids in regulatory compliance.

         Environmental and Occupational Safety Matters. Midas shops handle used automotive oils and certain solvents that are disposed of by licensed third-party contractors. As a result, Midas is subject to a number of federal, state and local laws designed to protect the environment. Midas, through its company-operated shops, is also subject to regulation regarding the installation of catalytic converters. In addition to environmental laws, Midas is subject to the Federal Occupational Safety and Health Act and other laws regulating safety and health. Midas maintains a program to facilitate compliance with these laws, the costs of which are not material to its financial condition and results of operations.

Employees

         As of December 1998, Midas had approximately 1,500 employees, including approximately 670 who were covered by collective bargaining agreements. Labor contracts with respect to approximately 357, 264 and 49 employees expire in 1999, 2000 and 2001, respectively. Midas considers its relationships with employees to be generally satisfactory. Midas franchisees hire their own employees. As a result of the shortage of qualified mechanics in the automotive industry, individual franchisees may have difficulty hiring qualified personnel.


Item 2.  Properties

         Midas owns two manufacturing facilities located in Bedford Park, Illinois (180,000 square feet) and Hartford, Wisconsin (200,000 square feet). Midas also owns an engineering and technical services facility in Chicago, Illinois. Midas also leases 20,000 square feet of space in Hartford, Wisconsin. In addition, Midas leases office space in Chicago, where its corporate headquarters are located, and owns two and leases ten warehouses in the United States and Canada.

          As discussed in Note 3 to the Financial Statements, business transformation process, Midas will be relocating its corporate headquarters to a Chicago suburban location in 1999. The Company will also be consolidating its United States and Canadian distribution network during 1999 and early 2000.

         Midas owns real estate in various communities thoughout the United States that it leases to franchisees. As of December 1998, the Company had 341 leased sites with a net book value of $103.0 million.


Item 3.  Legal Proceedings

         Neither Midas nor any of its subsidiaries are currently involved in any material legal proceedings. Midas has certain contingent liabilities arising from various pending claims and litigation related to a number of matters. While the amount of liability that may result from these matters cannot be determined, in the opinion of Midas counsel, the ultimate liability will not materially affect the financial position or results of operations of Midas.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                    PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters


         The Midas Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "MDS". As of March 9, 1998, there were 8,728 holders of record of the Common Stock.

         "When issued" trading of the Midas Common Stock commenced on the NYSE on January 20, 1998. Prior to that date, the Common Stock was not listed or quoted on any securities exchange or quotation system.

                                                    1998
                                                Common Stock
                                                ------------
                                          High      Low       Dividend
                                          ----      ---       --------
       1st Quarter..................... $  21.00  $  15.25    $      -
       2nd Quarter.....................    22.00     18.06           -
       3rd Quarter.....................    26.00     19.75         .02
       4th Quarter.....................    32.63     22.88         .02

Item 6. Selected Financial Data

                              SUMMARY OF OPERATIONS

         The following table presents selected historical financial information of Midas. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of Midas and the notes thereto. The operating results data set forth below for each of the years ended December 1998, 1997 and 1996 and the balance sheet data as of December 1998 and 1997 are derived from, and are qualified by reference to, the audited financial statements of Midas, and should be read in conjunction with those financial statements and the notes thereto. The operating results data for each of the years ended December 1995 and 1994 and the balance sheet data as of December 1996, 1995 and 1994 are derived from audited financial statements of Midas not included herein.

         The historical financial information presented below may not necessarily reflect future results of operations or financial position of Midas or what the results of operations or financial position of Midas would actually have been had Midas operated as an independent company during the periods prior to its Spin-off on January 30, 1998.

                                                     For the years ended December
                                                     ----------------------------
(In millions)                               1998        1997       1996       1995       1994
                                            ----        ----       ----       ----       ----
Operating results data:
Sales and revenues ...................   $   519.1   $   596.4   $  604.2   $  576.1   $  543.2
Operating income before business
  Transformation costs (a) ...........        69.6        66.8       78.0       82.5       75.2
Operating margin before business
  Transformation costs (a) ...........        13.4%      11.2%       12.9%      14.3%      13.8%
Operating income (loss) ..............   $    13.9   $    (0.8)  $   78.0   $   82.5   $   75.2
Income (loss) before taxes ...........        40.0       (27.1)      51.6       55.9       46.5
Net income (loss) ....................        28.2       (23.5)      30.4       31.7       26.6
Earnings (loss) per share - diluted
 (pro forma in 1997) (b): ............   $    1.63   $   (1.21)
Balance sheet data:
Total assets .........................   $   325.3   $   443.1   $  482.7   $  451.4   $  418.4
Obligations under capital
 leases and long-term debt ...........       113.0        18.1       13.6       16.2       15.2
Loans and advances from Whitman ......      --            55.5       77.2       70.3       70.0
Total shareholders' equity ...........   $   123.4   $   234.1   $  277.1   $  258.5   $  231.1
Return on average shareholders' equity        23.0%       (8.8)%     11.4%      13.0%      12.1%

(a) Business transformation costs are described in Note 3 to the Financial Statements.

(b) Earnings per share information is presented only for 1998 because the Spin-off from Whitman occurred in early 1998. In accordance with Securities and Exchange Commission regulations, pro forma earnings per share information is presented for the year preceding the Spin-off; such information is based on the assumption that the 17.0 million shares distributed in the Spin-off had been outstanding throughout 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table presents, for the periods indicated, selected financial information as a percentage of total sales and revenues and the percentage change in dollar amounts of such information compared to the preceding period.

                                    Percentage of Sales and Revenues          Percentage Change
                                                                              1998 vs   1997 vs
                                        1998      1997      1996               1997      1996
                                        ----      ----      ----               ----      ----
Replacement parts sales ..........      48.9%     46.0%     48.9%              (7.5)%    (7.2)%
Company-operated shop retail sales      28.3      35.3      33.5              (30.1)      4.0
Royalties ........................      14.0      11.4      11.3                7.2      (0.8)
Real estate rental revenues ......       7.2       6.0       5.7                5.4       2.8
Other ............................       1.6       1.3       0.6               (1.4)    145.6
                                       -----     -----     -----              -----     -----
Sales and revenues ...............     100.0     100.0     100.0              (13.0)     (1.3)
                                       -----     -----     -----              -----     -----
Cost of sales and revenues .......      48.8      46.5      46.6               (8.8)     (1.5)
Selling, general and
   administrative expenses .......      37.8      42.3      40.5              (22.1)      3.2
                                       -----     -----     -----              -----     -----
Operating income before business
  transformation costs ...........      13.4      11.2      12.9                4.2     (14.4)
Business transformation costs ....      10.7      11.3        --
                                       -----     -----     -----
Operating income (loss) ..........       2.7      (0.1)     12.9
Other (income) expense, net ......      (7.5)      2.9       2.7
Interest expense .................       2.5       1.5       1.7
                                       -----     -----     -----
Income (loss) before taxes .......       7.7      (4.5)      8.5
Income taxes (benefit) ...........       2.3      (0.6)      3.5
                                       -----     -----     -----
Net income (loss) ................       5.4%     (3.9)%     5.0%
                                       =====     =====     =====

Introduction

         Beginning in 1996 and carrying forward into 1997, the Company began to experience declines in earnings and returns on assets and equity. These trends were due to a combination of: slow growth, or in some cases declines in sales and revenues from certain business activities, increasing operating expenses and an expanding asset base. These trends, coupled with an expected substantial increase in the Company's long-term debt as a result of the Spin-off of Midas as an independent company by Whitman Corporation, led management to conduct an in-depth review of current strategies and potential alternative strategies to reverse these trends.

         Forthcoming from this strategic review was a business strategy to: focus the Company's management and financial resources on expanding the North American and European franchise network by adding services and new shops, improving relationships with franchisees, improving the efficiency of the wholesale replacement part distribution system, reducing operating expenses and redeploying assets by franchising company-operated shops.

         In 1998, the Company reached an agreement with Magneti Marelli, S.p.A. a member of the Fiat Group, to form a strategic alliance to accelerate the development of the Midas system in Europe and South America. Midas management concluded that Magneti Marelli had the financial and human resources to accelerate the development of the Midas business in Europe and South America at a much faster pace than the Company. Midas management also concluded that the proceeds from a transaction with Magneti Marelli could provide the Company with additional financial resources which would enable the Company to accelerate the execution of its strategy to transform and grow the North American franchise network.

         Accordingly, Midas sold its interests in Europe and South America to Magneti Marelli for $100 million in October 1998, and entered into a licensing agreement for the Midas trademarks and know-how as a part of the transaction.

         As a result of the foregoing, the Company's business strategy was further modified to the current strategy which is to become a focused and efficient operator of a North American franchise and wholesale parts distribution network and a licensor of Midas trademarks and know-how outside of North America.

         The business transformation process resulted in costs that were recorded in both 1998 and 1997, which are summarized in the following table.


                (In millions)                                 1998    1997
                                                              ----    ----

        Franchisee incentive payments .....................   $32.3   $  --
        Disposition of company-operated shops .............     2.1    35.5
        Corporate office relocation .......................     7.0      --
        Integration of Canadian administration function ...     4.0      --
        Consolidation of North American distribution system     4.1      --
        Special one-time return program ...................      --     7.8
        Changes to U.S. franchisee advertising program ....      --     4.4
        Asset write-downs to recognize impairments ........     4.2    12.5
        Severance and other costs .........................     2.0     7.4
                                                              -----   -----
        Business transformation costs before tax benefits .    55.7    67.6
          Income tax benefits .............................    20.9    21.4
                                                              -----   -----
        Business transformation costs, net of tax benefits    $34.8   $46.2
                                                              =====   =====


         Additional information regarding each of the business transformation costs listed in the above summary is presented in Note 3 to the Financial Statements.

         Because of changes in the Company's business strategy, the type of operational, legal and financial control of the Midas shops changed substantially in 1998. The geographic location and the method of operation of the shops in operation at December 1998, 1997 and 1996, are presented below.


Midas Retail Shops
                                                  Year Ended December
                                                  -------------------
                                             1998        1997        1996
                                             ----        ----        ----
        North America:
        Franchised.....................      2,073       1,968       1,970
        Company-operated...............         43         169         167
                                          --------    --------    --------
        Total North America............      2,116       2,137       2,137
                                          --------    --------    --------

        International:
        Franchised/ licensed...........        601         373         331
        Company-operated...............         15         208         210
                                          --------    --------    --------
        Total International............        616         581         541
                                          --------    --------    --------

        Worldwide:
        Franchised/ licensed...........      2,674       2,341       2,301
        Company-operated...............         58         377         377
                                          --------    --------    --------
        Total Worldwide................      2,732       2,718       2,678
                                          ========    ========    ========


         Although the number of shops in operation remained relatively constant over the past year, the number of shops operated by the Company declined by 311 shops or 84% and the number of shops operating under a franchise or license agreement increased by 325 shops or almost 14%. This shift in the type of shop operation reflects the sale of Midas Europe and the strategy to focus on franchising. By mid-1999, it is expected that virtually all of the Midas shops worldwide will be operated by either franchisees or licensees.

         The approximately 2,700 Midas shops currently in operation worldwide offer some or all of the following services; exhaust, brake, suspension, air conditioning, batteries and a number of other routine maintenance services. The Company's business strategy is to expand these service offerings in the future.

         The business strategy of focusing the Company on growing the North American franchisee network is expected to have a significant impact on the future sources of revenue for the Company.

         The European operations and company-operated shops outside of Europe accounted for $163.9 million or almost 32% of the $519.1 million of the Company's sales and revenues for 1998. If the sale of the Midas business in Europe had occurred at the beginning of the year, and all non-European company-operated shops had been franchised or licensed as of the start of 1998, the Company would have reported sales and revenues for 1998 in the $360-$365 million range. Employing these same assumptions, operating income for 1998 would have been modestly higher.


FISCAL REPORTING PERIODS

         Fiscal 1998 and 1997 were each comprised of 53 weeks, while fiscal 1996 was comprised of 52 weeks.


RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

         Sales and revenues for 1998 declined $77.3 million or 13% from one year ago to $519.1 million. 82% of the decrease was due to the elimination of retail sales from company-operated shops in 1998 as a result of the franchising or sale and licensing of a net 311 shops during the year. The remainder of the decrease in 1998 was attributable to lower replacement parts sales due to: the pass through of negotiated cost decreases to franchisees in the form of wholesale price decreases, the elimination of unprofitable wholesale distribution points and programs, fluctuations in foreign currency exchange rates, and lower retail customer traffic in certain services which resulted in lower wholesale parts sales. Partially offsetting these decreases were increased royalty and real estate rental revenues primarily due to the franchising of former company-operated shops.

         Cost of sales and revenues for 1998 decreased $24.4 million or 8.8% versus one year ago due to a combination of the franchising of company-operated shops, lower wholesale parts sales and lower wholesale parts costs. Cost of sales and revenues as a percent of total sales and revenues increased 2.3 percentage points to 48.8% in 1998 versus one year ago, due to the reduction in retail sales from company-operated shops in 1998, which carried a substantially higher gross margin to cover service and other costs at the retail level.

         Selling, general and administrative expenses for 1998 decreased $55.7 million or 22.1% from a year ago to a total of $196.4 million. Almost 60% of the decrease in expenses was due to the franchising of company-operated shops in 1998. The balance of the decrease was due to a combination of cost reduction programs across the majority of expense categories and the sale of Midas operations in Europe. Operating expenses as a percent of total sales and revenues decreased 4.5 percentage points in 1998 versus one year ago to 37.8%. The decrease was due to the franchising of company-operated shops in 1998 which carry a relatively higher operating expense ratio and cost reduction programs across the majority of expense categories.

         In the fourth quarter of 1998 and the third quarter of 1997, Midas recorded charges related to business transformation activities of $55.7 million and $67.6 million, respectively. These charges are described above under "Introduction" and in Note 3 to the Financial Statements.

         Operating income in 1998 was $13.9 million versus an operating loss of $0.8 million in 1997. Both years were impacted by business transformation costs as noted previously. Excluding these costs, operating income in 1998 increased $2.8 million or 4.2% above the prior year. Excluding business transformation costs from both years, the operating income margin in 1998 was 13.4% or 2.2 percentage points above 1997.

         Income before taxes in 1998 was $40.0 million versus a $27.1 million loss in 1997. The improvement in 1998 was due to the combination of the following: a $38.0 million gain from the sale of the Midas business in Europe, a sharp reduction in Whitman charges due to the Spin-off in early 1998, and higher operating income. These positive factors were partially offset by increased interest expense primarily due to the additional debt incurred by the Company in connection with the Spin-off.

         Net income in 1998 was $28.2 million versus a loss of $23.5 million in 1997.

RESULTS OF OPERATIONS - 1997 COMPARED TO 1996

          Sales and revenues for 1997 declined $7.8 million or 1.3% from 1996 to $596.4 million. Excluding the extra week of operations in the U.S. and Canadian operations, sales and revenues were down $16.1 million. The decrease was due to a combination of: lower wholesale parts sales in the U.S. due to lower retail traffic in certain core services and fluctuations in foreign currency exchange rates. These factors were partially offset by an increase in the number of shops in operation, both franchised and company-operated.

          Cost of sales and revenues for 1997 decreased $4.3 million or 1.5% versus 1996 due to lower wholesale parts sales. Cost of sales and revenues as a percentage of total sales and revenues was 46.5% versus 46.6% in 1996.

          Selling, general and administrative expenses for 1997 increased $7.7 million or 3.2% to $252.1 million. Almost 60% of the increase was due to higher company-operated shop expenses attributable to an increase in the number of shops in operation and higher company-operated shop sales. The balance of the increase was spread across all expense categories. Operating expenses as a percent of total sales and revenues increased 1.8 percentage points to 42.3% in 1996. The variance was due to generally higher operating expenses and lower sales and revenues. The extra week of operations in 1997 was also a contributing factor to the year over year increase in operating expenses.

          In the third quarter of 1997, Midas recorded a charge related to business transformation activities of $67.6 million. These charges are described above under "Introduction" and in Note 3 to the Financial Statements.

          The Company reported a $0.8 million operating loss in 1997 versus $78.0 million of operating income in 1996. The primary factor in the decrease in 1997 was the previously noted business transformation costs recorded in the third quarter of 1997. Excluding these costs, 1997 operating income declined $11.2 million or 14.4% from 1996 due to a combination of lower sales and revenues and higher operating expenses. The Company's operating income margin, excluding business transformation costs, was 11.2% in 1997 versus 12.9% in 1996. The 1.7 point decline was due to higher operating expenses.

          The Company reported a $27.1 million loss before taxes in 1997 versus an income before taxes of $51.6 million in 1996. The variance between years was primarily due to lower operating income as Whitman charges, interest expense and other income (expense), were comparable for both years.

          For 1997 the Company reported a net loss of $23.5 million versus net income of $30.4 million in 1996.

LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

         Following is a summary of the Company's cash flows from operating, investing and financing activities for the years ended December 1998, 1997 and 1996, respectively (in millions):

                                                                         Years Ended December
                                                                         --------------------
                                                                   1998          1997         1996
                                                                   ----          ----         ----
        Net cash provided by operating activities before cash
          outlays for business transformation costs............  $  79.7       $  56.0      $  34.5
        Business transformation costs..........................    (58.4)         (1.9)           -
                                                                 -------      --------      -------
        Net cash provided by operating activities..............     21.3          54.1         34.5
                                                                 -------      --------      -------

        Net cash provided (used) by investing activities.......    106.1         (24.2)       (26.0)
                                                                 -------      --------      -------
        Net cash provided (used) by financing activities.......   (103.0)        (34.6)        (1.8)
                                                                 -------      --------      -------
        Other                                                          -          (1.0)        (0.1)
                                                                 -------      --------      -------

        Net change in cash and cash equivalents for year.......  $  24.4      $   (5.7)     $   6.6
                                                                 =======      ========      =======

         The Company generated net cash flows from operating activities of $21.3 million, $54.1 million and $34.5 million during 1998, 1997 and 1996, respectively. The 1998 decrease of $32.8 million in cash flows from operating activities from 1997 was due to a $56.5 million increase in cash outlays for business transformation costs. Excluding cash outlays for business transformation costs, 1998 net cash flows increased $23.7 million from 1997 due to higher earnings and lower working capital requirements. The 1997 increase of $19.6 million in cash flows from operating activities over 1996 was also due to lower working capital requirements.

         Investing activities provided $106.1 million in cash in 1998 and used cash of $24.2 million and $26.0 million in 1997 and 1996, respectively. During all periods presented, cash flows for investing activities were comprised of capital investments for property and equipment offset by proceeds from sales of property and equipment and with respect to 1998 the sale of a business. The proceeds from the sale of Midas business in Europe and the franchising of a substantial number of North American company-operated shops in 1998 were the primary sources of cash flows from investing activities in 1998. In addition, 1998 capital investments of $11.0 million were abnormally low by historical standards. For 1999, management projects capital spending in the $20-25 million range.

         Net cash used by financing activities was $103.0 million, $34.6 million and $1.8 million during 1998, 1997 and 1996, respectively. In conjunction with the Spin-off on January 30, 1998, the Company paid Whitman a total of $210.0 million which represented a special dividend and settlement of advances and loans. The debt arrangements to finance these payments are presented in Note 5 to the Financial Statements. These debt arrangements and subsequent payments were the primary factors in the change in cash used by financing activities between 1998 and 1997. The principal factor in the increase in cash used by financing activities in 1997 versus 1996 was the increase in payments to Whitman in 1997 to settle cash advances and loans.

         Midas' cash and cash equivalents totaled $36.9 million at December 1998 compared to $12.5 million and $18.2 million at December 1997 and 1996, respectively.

         In February 1999, the Company's Board of Directors authorized a share repurchase plan for up to 3.0 million of the Company's 16.8 million common shares currently outstanding. The repurchase plan covers up to 17.8 percent of the Company's outstanding shares. Purchases of the shares are expected to be made from time to time over the next 24 months, depending on market and business conditions, and will use available cash.

         Midas management believes that cash flows from operations and unused amounts available under the revolving credit facility will be sufficient to satisfy Midas' future working capital, capital investment, share repurchase and other financing requirements for the foreseeable future.

YEAR 2000

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

         The Cost to Address the Company's Year 2000 Issues. Through December 1998, the Company has spent approximately $3.6 million in connection with the Year 2000 project. Management estimates that an additional $1.6 million will be required to be spent to ensure all of the Company's systems are Year 2000 compliant. Management is unable to project at this time the cost to the Company, if any, of ensuring that substantially all franchisee systems are Year 2000 compliant.

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

         Contingency Plans. The Company has not developed contingency plans as of this date. The Company has engaged a third party to assess the Company's readiness for the Year 2000 issue. Should progress in completing the Year 2000 project fall behind schedule, a contingency plan will be developed.

FORWARD LOOKING STATEMENTS

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

         The Company's results of operations and the forward-looking statements could be affected by, among others things: general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management's internal operating plans; the timing and magnitude of capital expenditures; economic and market conditions in the U.S. and worldwide; currency exchange rates; changes in consumer spending levels and demand for new products and services; cost and availability of raw materials; and overall competitive activities. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Management believes that the Company has no material market risks related to its interest swap, disclosed in Note 5 to the Financial Statements, or to foreign currency exposures either related to non-U.S. subsidiaries or to transactions denominated in foreign currencies.


Item 8. Financial Statements and Supplementary Data

         See Index to Financial Information on page F-1


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information required by this item is set forth under the headings "Proposal 1: Election Of Directors" and "Beneficial Ownership of Common Stock -
Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement (the" 1999 Proxy Statement") for the Annual Meeting of Shareholders to be held on May 6, 1999, and is incorporated herein by reference.

         Information with respect to those individuals who serve as executive officers of the Company is set forth below.

Name, Age and Position                                              Background and Experience
----------------------                                              -------------------------
Wendel H. Province (51)                          Mr. Province has served as Chairman and Chief Executive Officer of
Chairman and                                     Midas since January 1998. He joined The Pep Boys--Manny, Moe & Jack
Chief Executive Officer                          in 1989  as Senior Vice President of Merchandising, eventually becoming  Executive Vice President and Chief Operating Officer of
                                                 Pep Boys . Mr. Province's entire career has been in the automotive service  industry, having previously served as Senior Vice President of Whitlock and Vice President of Autozone.

R. Lee Barclay (56)                              Mr. Barclay joined Midas in 1980 as Vice President-Controller. He
Executive Vice President and                     became Vice President and Chief Financial Officer in 1982, and has
Chief Financial Officer                          served in his present position since 1989. He spent eight years as an audit manager for Price Waterhouse in the 1970's.

Ronald McEvoy (51)                               Mr. McEvoy has served in his current position since he joined Midas
Executive Vice President and                     in September 1998. His career in the retail industry spans more
Chief Information Officer                        than 25 years. He has held a variety of management and information technology positions at May Department Stores, Carter Hawley Hale,
                                                 British American Tobacco and Fred Meyer.  He most recently served as
                                                 Senior Vice President and Chief Information Officer at Pep Boys.

Terrence E. Reynolds (60)                        Mr. Reynolds joined Midas in 1985 as Vice President-U.S.
Senior Vice President and                        Operations.  He became a Senior Vice President in 1989 and assumed
General Manager - U.S. Operations                his current position in 1997.

John A. Warzecha (50)                            Mr. Warzecha served as Vice President  and General Manager of Midas'
Senior Vice President and                        company-operated shops from 1989 to  1993, and as Senior Vice
General Manager - Midas U.S.                     President-U.S. Franchise Operations from 1993 to 1997.  He joined
                                                 Midas in 1973.

James D. Hamrick (51)                            Mr. Hamrick has served in his current position since joining Midas
Senior Vice President,                           in March 1998.  Mr. Hamrick's career in automotive aftermarket and
Merchandising                                    retailing spans more than 25 years.  He has held a variety of management and marketing positions at Ameron Automotive Centers, which is a division of Kelly Springfield Tire Co., Western Auto and
                                                 Pep Boys. Prior to joining Midas, he held the position of Vice
                                                 President of Merchandise at Pep Boys.

D. Bruce Hutchison  (49)                         Mr. Hutchison joined Midas in August 1998.  His 25-year marketing
Vice President,                                  career includes launching, building and revitalizing national brands
Marketing                                        such as Mr. Goodwrench, Pontiac, Cadillac, RCA, ProScan and GE.  Mr.
                                                 Hutchison began at D'Arcy Masius Benton & Bowles advertising in 1974 and rose to Vice President before joining RCA in 1986. He most recently served as Vice President, Advertising and Market Research at Thomson
                                                 Multimedia (RCA, GE and ProScan).

Robert H. Sorensen (52)                          Mr. Sorensen joined Midas in 1995. From 1990 to 1995, Mr. Sorensen
Vice President, General Counsel & Secretary      was a partner with the law firm of Kaufman, Chaiken & Sorensen.
                                                 Prior to 1990, he served as chief legal officer with Rollins, Inc.
                                                 and Burger King Corporation.

Gerard M. Klaisle (45)                           Mr. Klaisle has served as Senior Vice President-Human Resources of
Senior Vice President -                          Midas since 1997. From 1987 to 1997 he was Midas' Vice
Human Resources                                  President-Human Resources for U.S. operations. He joined Midas in
                                                 1982.

Edwin A. Grell (54)                              Mr. Grell has been with Midas since 1979. He has held various
Vice President - Controller                      accounting positions, including Treasurer and Assistant Corporate
                                                 Controller, before becoming Vice President-Controller in 1997.

Christian C. Pappas (39)                         Mr. Pappas joined Midas in 1997. From 1995 to 1997, Mr. Pappas
Vice President - Treasurer                       served as Assistant Treasurer of U.S. Robotics. From 1991 to 1995,
                                                 he served in several positions at Sara Lee Corporation, his last position being Director-Domestic Treasury. Prior to 1991,
                                                 Mr. Pappas served in various financial positions at Premark
                                                 International, Inc. and Centel Corporation.

Item 11. Executive Compensation.

         Information required by this item is set forth under the headings "Election of Directors - Compensation of Directors" and "Executive Compensation And Other Information" (other than "Report on Executive Compensation" and "Performance Graph") in the 1999 Proxy Statement, and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Information required by this item is set forth under the heading "Beneficial Ownership of Common Stock" in the 1999 Proxy Statement, and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

         Information required by this item is set forth under the heading "Certain Transactions" in the 1999 Proxy Statement, and is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a) 1. Financial Statements

               See Index to Financial Statements on page F-1.

            2. Financial Statement Schedules

               See Index to Financial Statements on page F-1.

        (b) Reports on Form 8-K

               During the fourth quarter of 1998, the Company filed a report on Form 8-K to disclose the sale of its European operations. (Incorporated herein by reference from the Company's Report on Form 8-K, dated October 30, 1998).

         (c) Exhibits

Exhibit
Number                              Document Description
-------                             --------------------
3(i).1               Certificate of Incorporation (incorporated by reference to
                     Exhibit 3(i).1 to the Midas, Inc. Registration Statement on
                     Form 10/A No.3 (Post-Effective Amendment No. 1)
                     (Commission File No. 1-13409) (the "Form 10")).
3(i).2               Certificate of Amendment of the Certificate of
                     Incorporation, dated December 30, 1997 (incorporated by
                     reference to Exhibit 3(i).2 to the Form 10).
3(ii)                By-Laws (as amended December 31, 1997) (incorporated by
                     reference to Exhibit 4.4 to the Midas, Inc. Registration
                     Statement on Form S-8 relating to its Retirement Savings
                     Plans (Registration No. 333-44625) (the "RSP Form S-8")).
4.1                  Certificate of Designation of Series A Junior Participating
                     Preferred Stock (incorporated by reference to Exhibit 4.3
                     to the RSP Form S-8).
4.2                  Rights Agreement, dated as of December 31, 1997, between
                     Midas, Inc. and First Chicago Trust Company of New York
                     (incorporated by reference to Exhibit 4.5 to the RSP Form
                     S-8).
4.3*                 Midas' Canadian operations revolving credit agreement,
                     dated June 29, 1998 with the ABN-AMRO Bank.
10.1                 Distribution and Indemnity Agreement dated as of December
                     31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to
                     Exhibit 2.1 to the Midas, Inc. Current Report on Form 8-K
                     dated January 30, 1998 (the "Form 8-K")).
10.2                 Tax Sharing Agreement dated as of December 31, 1997 among
                     Midas, Inc., Midas International Corporation and Whitman
                     Corporation (incorporated by reference to Exhibit 2.2 to
                     the Form 8-K).
10.3                 **Stock Incentive Plan (incorporated by reference to
                     Exhibit 4.4 to the Midas, Inc. Registration Statement on
                     Form S-8 relating to its Stock Incentive Plan (Registration
                     No. 333-44797)).
10.4*                **Form of Option Agreement.
10.5                 **Form of Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Midas, Inc. Annual Report on Form
                     10-K for the year ended December 20, 1997 (File No.
                     01-13409)).
10.6                 **Form of Change in Control Agreement (incorporated by
                     reference to Exhibit 10.5 to the Midas, Inc.'s Registration
                     Statement on Form 10/A No.1 (Commission File No. 01-13409))
10.7                 **Agreement with former Chief Executive Officer
                     (incorporated by reference to Exhibit 10.7 to the Midas,
                     Inc. Annual Report on Form 10-K for the year ended December
                     20, 1997 (File No. 01-13409)).
10.8*                **Form of Restricted Stock Agreement and promissory note.
21*                  Subsidiaries of Midas, Inc.
23*                  Consent of KPMG LLP.
27*                  Financial Data Schedule.

                     * Filed herewith
                     ** Management Compensatory Plan or Contract

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of March, 1999.


                                        MIDAS, INC.

                                        By: /s/  R.LEE BARCLAY
                                           ------------------------------
                                                 R.Lee Barclay
                                        Executive Vice President and
                                        Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the registrant, this 23rd day of March, 1999.



/s/  WENDEL H. PROVINCE                       Chairman and Chief Executive
----------------------------------            Officer and Director
Wendel H. Province                            (principal executive officer)

/s/  R.LEE BARCLAY                            Executive Vice President and
----------------------------------            Chief Financial Officer
 R.Lee Barclay                                (principal financial officer)

/s/  EDWIN A. GRELL                           Vice President - Controller
----------------------------------            (principal accounting officer)

 Edwin A. Grell

/s/  HERBERT M. BAUM                          Director
----------------------------------
Herbert M. Baum

/s/  THOMAS L. BINDLEY                        Director
----------------------------------
Thomas L. Bindley

/s/  ARCHIE R. DYKES                          Director
----------------------------------
Archie R. Dykes

/s/  JAROBIN GILBERT, Jr.                     Director
----------------------------------
Jarobin Gilbert, Jr.

/s/  ROBERT R. SCHOEBERL                      Director
----------------------------------
Robert R. Schoeberl

                                     MIDAS
                         Index to Financial Statements


Report of Management...........................................       F-2

Independent Auditors' Report...................................       F-3

Statements of Operations for the years ended
 December 1998, 1997 and 1996..................................       F-4

Balance Sheets as of December 1998 and 1997....................       F-5

Statements of Cash Flows for the years ended
 December 1998, 1997 and 1996..................................       F-6

Statements of Changes in Shareholders' Equity for the years
   ended December 1998, 1997 and 1996..........................       F-7

Notes to the Financial Statements..............................       F-8

Financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

                              REPORT OF MANAGEMENT


          We have prepared the accompanying financial statements and related information included herein for the years ended December 1998, 1997 and 1996. The report KPMG LLP, the Company's independent auditors, on those financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances based on our best estimates and judgements.

          Midas, Inc., maintains internal accounting control systems which are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and which produce records adequate for preparation of financial information. The system and controls and compliance therewith are reviewed by a program of internal audits and by our independent auditors. There are limits inherent in all systems of internal accounting control based on the recognition that the cost of such a system should not exceed the benefits to be derived. We believe the Company's system provides this appropriate balance.

          The Audit Committee of the Board of Directors is responsible for reviewing and monitoring the Company's financial reports and accounting practices to ascertain that they are within acceptable limits of sound practice in such matters. The membership of the Committee consists of independent Directors. At periodic meetings, the Audit Committee discusses audit and financial reporting matters and the internal audit function with representatives of financial management and with representatives from KPMG LLP.

/s/ R. Lee Barclay

R. Lee Barclay
Executive Vice President & Chief Financial Officer
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
  Midas, Inc.


         We have audited the accompanying balance sheets of Midas as of December 1998 and 1997, and the related statements of operations, cash flows, and changes in shareholders' equity for each of the years in the three-year period ended December 1998. These financial statements are the responsibility of Midas' management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midas as of December 1998 and December 1997, and the results of operations and cash flows for each of the years in the three-year period ended December 1998 in conformity with generally accepted accounting principles.



/S/ KPMG  LLP

Chicago, Illinois
February 10, 1999

                                     MIDAS
                            STATEMENTS OF OPERATIONS
           (In millions, except for earnings and dividends per share)

                                                                      For the years ended December
                                                                      ----------------------------
                                                                   1998           1997          1996
                                                                   ----           ----          ----
Sales and revenues...........................................   $  519.1       $  596.4      $  604.2

Cost of sales and revenues...................................      253.1          277.5         281.8
Selling, general, and administrative expenses................      196.4          252.1         244.4
Business transformation costs................................       55.7           67.6             -
                                                                --------       --------      --------

  Operating income...........................................       13.9           (0.8)         78.0
                                                                --------       --------      --------

Gain on sale of European operations..........................       38.0              -             -
                                                                --------       --------      --------

Whitman charges..............................................       (1.1)         (18.1)        (17.2)
                                                                --------       --------      --------

Interest expense:
   Whitman...................................................       (0.5)          (6.8)         (7.3)
   Other.....................................................      (12.2)          (2.3)         (2.7)
                                                                --------       --------      --------
    Total interest expense...................................      (12.7)          (9.1)        (10.0)
                                                                --------       --------      --------

Other income (expense), net..................................        1.9            0.9           0.8
                                                                --------       --------      --------

  Income (loss) before taxes.................................       40.0          (27.1)         51.6
Income taxes (benefit).......................................       11.8           (3.6)         21.2
                                                                --------       --------      --------

Net income (loss)............................................   $   28.2       $  (23.5)     $   30.4
                                                                ========       ========      ========


Earnings (loss) per share:
  Basic......................................................   $   1.67
                                                                ========
  Diluted....................................................   $   1.63
                                                                ========
  Pro forma basic and diluted................................                  $  (1.21)
                                                                               ========

Dividends per common share...................................   $    .06
                                                                ========

Average number of shares
  Common shares outstanding..................................       16.9
  Equivalent shares on outstanding stock options.............        0.4
                                                                --------
  Shares applicable to diluted earnings......................       17.3
                                                                ========
  Pro forma common shares outstanding........................                      17.0
                                                                               ========

                See accompanying notes to financial statements.

                                     MIDAS
                                 BALANCE SHEETS
                                 (In millions)

                                                                          December
                                                                          --------
                                                                    1998           1997
                                                                    ----           ----
Assets:
Current assets:
   Cash and cash equivalents..................................     $  36.9       $  12.5
   Receivables, net...........................................        39.4          65.7
   Inventories................................................        63.2          79.8
   Other current assets.......................................        24.8          30.8
                                                                   -------       -------
     Total current assets.....................................       164.3         188.8
Property and equipment, net...................................       142.8         198.2
Intangible assets, net........................................         2.1          29.3
Other assets..................................................        16.1          26.8
                                                                   -------       -------
     Total assets.............................................     $ 325.3       $ 443.1
                                                                   =======       =======

Liabilities and Equity:
Current liabilities:
   Short-term debt............................................    $    1.6      $    1.8
   Accounts and dividends  payable............................        19.5          40.3
   Income taxes payable.......................................           -           2.1
   Accrued expenses...........................................        42.2          62.8
                                                                   -------       -------
      Total current liabilities...............................        63.3         107.0
Loans and advances from Whitman...............................           -          55.5
Long-term debt................................................       102.2           3.5
Obligations under capital leases..............................        10.8          14.6
Deferred income taxes and other liabilities...................        25.6          28.4
                                                                   -------       -------
     Total liabilities........................................       201.9         209.0
                                                                   -------       -------
Shareholders' equity:
    Combined capital accounts of Whitman......................           -          26.6
    Common stock ($.001 par value, 100 million shares
      authorized, 17.0 million shares issued) and
       paid-in capital........................................        27.1             -
    Treasury stock (.2 million shares, at cost)...............        (4.2)            -
    Retained income...........................................       106.9         217.3
    Accumulated other comprehensive income (loss).............        (6.4)        ( 9.8)
                                                                   -------       -------
    Total shareholders' equity................................       123.4         234.1
                                                                   -------       -------
     Total liabilities and equity.............................     $ 325.3       $ 443.1
                                                                   =======       =======


                See accompanying notes to financial statements.

                                     MIDAS
                            STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                   For the years ended December
                                                                   ----------------------------
                                                                 1998         1997          1996
                                                                 ----         ----          ----
Cash flows from operating activities:
  Net income............................................      $   28.2      $ (23.5)      $  30.4
  Adjustments reconciling net income to
    net cash provided by operating activities:
      Depreciation and amortization.....................          17.0         21.3          20.3
     Business transformation costs......................          55.7         67.6             -
     Cash outlays for business transformation costs.....         (58.4)        (1.9)            -
     Gain on sale of European operations................         (38.0)           -             -
     Deferred income taxes..............................          (0.2)       (13.8)         (0.6)
     Changes in assets and liabilities, exclusive
       of effects of dispositions:
      (Increase) decrease in receivables................           4.8          6.5          (6.1)
      (Increase) decrease in inventories................          (2.0)         9.8         (11.8)
       Increase (decrease) in accounts payable..........           4.2        (15.3)          7.6
       Increase (decrease) in accrued expenses..........           5.8         10.4          (6.3)
       Increase (decrease) in income taxes payable......           0.6        (10.8)          2.1
       Other............................................           3.6          3.8          (1.1)
                                                              --------      -------       -------
Net cash provided (used) by operating activities........          21.3         54.1          34.5
                                                              --------      -------       -------

Cash flows from investing activities:
   Capital investments..................................         (11.0)       (29.4)        (30.7)
   Proceeds from sale of European operations
      net of cash of $13.2 million in operations sold...          86.8            -             -
   Proceeds from sales of property and equipment........          30.3          5.2           4.7
                                                              --------      -------       -------
Net cash provided (used) in investing activities........         106.1        (24.2)        (26.0)
                                                              --------      -------       -------
Cash flows from financing activities:
   Net increase (decrease) in short-term debt...........             -         (2.5)          3.2
   Payment of obligations under capital leases..........          (1.8)        (0.8)         (1.0)
   Long-term debt incurred..............................         291.4          3.5             -
   Long-term debt repayments............................        (192.6)           -             -
   Cash received for common stock.......................           3.8            -             -
   Cash paid for treasury shares........................          (9.8)           -             -
   Net increase (decrease) in loans and
      advances from Whitman.............................         (55.5)       (20.8)          6.9
   Dividends to Whitman.................................        (137.6)       (14.0)        (10.9)
   Dividends to shareholders............................          (0.9)           -             -
                                                              --------      -------       -------
Net cash provided (used) by financing activities........        (103.0)       (34.6)         (1.8)
                                                              --------      -------       -------
Effect of exchange rate changes on
 cash and cash equivalents..............................             -         (1.0)         (0.1)
                                                              --------      -------       -------
Net change in cash and cash equivalents.................          24.4         (5.7)          6.6
Cash and cash equivalents at beginning of period........          12.5         18.2          11.6
                                                              --------      -------       -------
Cash and cash equivalents at end of period..............      $   36.9      $  12.5       $  18.2
                                                              ========      =======       =======

                See accompanying notes to financial statements.

                                     MIDAS
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In millions)

                                        Combined       Common                                              Accumulated
                                        Capital       Stock and                  Compre-                     Compre-
                                       Accounts of     Paid-in     Treasury      Hensive      Retained       hensive
                                         Whitman       Capital       Stock       Income       Earnings       Income
                                       -----------    ---------    --------      -------      --------     -----------
December 1995........................   $   24.3      $      -     $      -                  $    235.3     $   (1.1)
Net income...........................          -             -            -      $    30.4         30.4
Other comprehensive income -
   foreign currency
   translation adjustments...........          -             -            -           (0.9)           -         (0.9)
Comprehensive income.................                                            $    29.5
                                                                                 =========
Dividends to Whitman.................          -             -            -                       (10.9)           -
                                        --------      --------     --------                  ----------     --------
December 1996........................       24.3             -            -                       254.8         (2.0)
Net income...........................          -             -            -      $   (23.5)       (23.5)
Other comprehensive income -
   foreign currency
   translation adjustments...........          -             -            -           (7.8)           -         (7.8)
Comprehensive income.................                                            $   (31.3)
                                                                                 =========
Capital contribution from
    Whitman..........................        2.3             -            -                           -            -
Dividends to Whitman.................          -             -            -                       (14.0)           -
                                        --------      --------     --------                  ----------     --------
December 1997........................       26.6             -            -                       217.3         (9.8)
Net income...........................          -             -            -      $     0.4          0.4
Other comprehensive income -
   foreign currency
   translation adjustments...........          -             -            -           (1.3)           -         (1.3)
Capital contribution from
    Whitman..........................        0.6             -            -                           -            -
Dividends to Whitman.................          -             -            -              -       (137.6)           -
                                        --------      --------     --------                  ----------     --------
Balances prior to Spin-off...........       27.2             -            -           (0.9)        80.1        (11.1)
Initial capitalization of
  Midas*.............................      (27.2)         27.2            -                           -            -
Purchase of treasury shares*.........          -             -         (9.8)                          -            -
Stock option transactions*...........          -          (0.1)         5.6                           -            -
Net income...........................          -             -            -           27.8         27.8            -
Other comprehensive income -
   foreign currency
   translation adjustments...........          -             -            -            4.7            -          4.7
                                                                                 ---------
Comprehensive income.................          -             -            -      $    31.6
                                                                                 =========
Dividends to shareholders............          -             -            -                        (1.0)           -
                                        --------      --------     --------                  ----------     --------

December 1998........................   $      -      $   27.1     $   (4.2)                 $    106.9     $   (6.4)
                                        ========      ========     ========                  ==========     ========


    * Whitman distributed 17.0 million shares of Midas common stock to its shareholders. Midas subsequently acquired 0.4 million shares for its treasury, of which 0.2 million shares were issued as a result of the exercise of stock options.


                See accompanying notes to financial statements.

                                     MIDAS
                         NOTES TO FINANCIAL STATEMENTS


(1) Introduction

    Basis of Presentation

    Midas, Inc. became an independent, publicly held company on January 30, 1998 as a result of its spin-off ("Spin-off") from Whitman Corporation ("Whitman"). Prior to that time, the companies that comprised Midas were direct or indirect wholly-owned subsidiaries of Whitman. For periods prior to the Spin-off, the financial statements are presented on a combined basis; for subsequent periods, they are presented on a consolidated basis. As required by the context, "Midas" or the "Company" refers to Midas, Inc. and subsidiaries or to the group of companies that became wholly-owned subsidiaries of Midas, Inc. in conjunction with the Spin-off.


    Common Stock and Paid-in Capital at Spin-off Date

    The combined capital accounts of Whitman were recorded as common stock and paid-in capital of Midas as of the date of the Spin-off.


    Pro Forma Basic and Diluted Earnings (Loss) Per Share (Unaudited)

    Pro forma basic and diluted earnings (loss) per share have been calculated on the assumption that the 17.0 million shares of Midas Common Stock that were distributed in the Spin-off had been outstanding since the beginning of 1997. Pro forma adjustments have been made to give effect to increases or decreases in costs that would have been incurred by Midas as an independent, publicly held company, rather than a subsidiary of Whitman. The pro forma adjustments are summarized as follows (in millions):

                                                                          1997
                                                                          ----
        Incremental administrative expenses
         of an independent, publicly held company.....................  $ (2.8)
        Elimination of Whitman charges................................    18.1
        Elimination of interest paid to Whitman.......................     6.8
        Incremental interest expense of an independently-capitalized
          company.....................................................   (17.2)
        Incremental income tax provision..............................    (1.9)
                                                                        ------
              Pro forma reduction of net loss.........................  $  3.0
                                                                        ======




(2) Summary of Significant Accounting Policies

    Nature of Business

    Midas provides retail automotive services principally through franchised or licensed shops in the U.S., Canada, Europe and other countries. Midas also manufactures exhaust system components and purchases other automotive aftermarket replacement parts for distribution to North American franchisees and other automotive aftermarket customers.

    Fiscal Periods

    The 1998, 1997, and 1996 fiscal years ended on December 26, 20, and 14, respectively. The 1998 and 1997 fiscal years consisted of 53 weeks, while the 1996 fiscal year consisted of 52 weeks. The operations outside the U.S. and Canada have fiscal years that end in November.

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


(2) Summary of Significant Accounting Policies (Continued)


    Foreign Currency Translation and Transactions

    All assets and liabilities of non-U.S. operations are translated into U.S. dollars using exchange rates as of the end of each fiscal period. Income and expense items are translated at average exchange rates prevailing during each fiscal period. The resulting translation adjustments are recorded as a component of shareholders' equity. Gains and losses from foreign currency transactions are included in net earnings.

    Cash and Cash Equivalents

    Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less.

    Fair Value of Financial Instruments

    Midas' financial instruments include cash and cash equivalents, receivables, short-term debt, accounts payable, and long-term debt. The fair value of the long-term debt exceeds its carrying value by $3.4 million as of December 1998. The carrying amounts of the other assets and liabilities approximate fair values because of the short maturity of those instruments.

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

    Expenditures for maintenance and repairs are expensed as incurred. The approximate ranges of annual depreciation rates are 2% to 10% for buildings and improvements and 8% to 20% for machinery and equipment and 20% to 33% for computer software and hardware.

    Intangible Assets

    Intangible assets primarily consist of the excess of cost over fair market value of net tangible assets of acquired businesses, substantially all of which arose from business combinations accounted for under the purchase method. Such excess amounts (goodwill) are being amortized on straight-line basis over periods of 20 or 40 years. In addition, there are other minor amounts of intangible assets that are being amortized on straight-line basis over periods of 10 to 20 years.

    Carrying Values of Long-lived Assets

    Midas evaluates the carrying values of its long-lived assets to be held and used in the business by reviewing undiscounted cash flows by operating unit. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying values of the assets, the carrying values would be adjusted for the differences between the fair values and the carrying values.

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


(2) Summary of Significant Accounting Policies (Continued)

    Revenue Recognition

    Product sales are recognized as revenues at the time products are shipped, at which time provision is made for estimated product returns. Sales and revenues of company-operated shops are recognized when customer vehicles are repaired or serviced.

    Revenues derived from initial franchise fees are recognized when the franchised shop opens. Costs related to securing initial franchise agreements and performing the required services under such agreements are charged to expenses as incurred. Franchise renewal fees are recognized when the renewal period commences. Royalties are recognized in the periods that correspond to the periods when retail sales and revenues are recognized by franchisees.

    Selected products carry warranties ranging from one year to the lifetime of a vehicle, so long as the retail customer owns the vehicle. Midas estimates and records the net costs related to its warranty program as required, in the period the sales are reported, based on its historical experience.


    Advertising

    Advertising costs are expensed as incurred.


    Use of Estimates

    Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosures of contingencies to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.



(3) Business Transformation


    The Business Transformation Process

    Midas is undergoing fundamental changes in how it conducts business. The Company is transforming itself from a worldwide operator of both franchised and company-operated shops to a focused and efficient operator of a North American franchise and wholesale parts distribution network and a licensor of Midas trademarks and know-how outside of North America. Within North America the business transformation process includes: changing consumer perceptions about Midas and the products and services offered, improving relationships with franchisees and redeploying assets to improve returns.

    The Company has entered into a strategic alliance relating to Europe and South America, as described in Note 4. The Company is in the process of disposing of its Australian subsidiary; the related asset write-down is described below.

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


(3) Business Transformation (Continued)


    Business Transformation Costs

    The costs associated with the business transformation process are summarized as follows (in millions):

                                                                      1998        1997
                                                                      ----        ----
        Franchisee incentive payments.............................  $   32.3   $      -
        Disposition of company-operated shops.....................       2.1       35.5
        Corporate office relocation...............................       7.0          -
        Integration of Canadian administration function...........       4.0          -
        Consolidation of North American distribution system.......       4.1          -
        Special one-time return program...........................         -        7.8
        Changes to U.S. franchisee advertising program............         -        4.4
        Asset write-downs to recognize impairments................       4.2       12.5
        Severance and other costs.................................       2.0        7.4
                                                                    --------   --------
        Business transformation costs before tax benefits.........      55.7       67.6
          Income tax benefits.....................................      20.9       21.4
                                                                    --------   --------
        Business transformation costs, net of tax benefits........  $   34.8   $   46.2
                                                                    ========   ========


    Franchisee Incentive Payments

    During 1998, Midas launched a new image and consumer perception program. The program is directed at "freshening" the Midas image with consumers and changing their perceptions about the scope of product and service offerings. To launch the program, Midas made up-front cash incentive payments to franchisees who have agreed to modify existing shops and enhance information systems. The planned modifications include installing new signs and making improvements to building exteriors and customer service areas. Franchisees that wish to expand their product and service offerings may also need to enhance their information systems. The incentive payments, which were disbursed in lump sum amounts based on the number of shops operated by each participating franchisee, were recorded as expenses as the disbursements were made. The incentive payments, together with other costs associated with the program launch (principally costs of special regional meetings attended by the franchisees), were recorded as expenses in the fourth quarter of 1998. Midas intends to monitor franchisee performance to ensure compliance with the program and does not expect to receive any refunds of incentive payments. The incentive payments cover approximately 99% of the franchised shops located in the U.S. and Canada.

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


 (3) Business Transformation (Continued)

    Disposition of Company-operated Shops

    During the third quarter 1997, management adopted a plan for the disposition of substantially all of its 150 company-operated shops in the United States. Under the 1997 plan, 119 shops were expected to be franchised and 16 shops closed. By the end of December 1998, substantially all aspects of the 1997 disposition program had been completed. In the fourth quarter of 1998, management decided to franchise the remaining company-operated shops in the United States, and all company-operated shops in Canada. The estimated losses and costs associated with the program are summarized as follows (in millions):

                                                     1998       1997
                                                     ----       ----

        Asset write-downs.......................   $ 1.3       $ 21.5
        Non-recoverable lease costs.............       -          7.7
        Severance and other costs...............     0.8          6.3
                                                   -----       ------
                                                   $ 2.1       $ 35.5
                                                   =====       ======


    Asset Write-downs. The assets of the U.S. company-operated shops to be disposed were written down to net realizable values, based on estimated proceeds (net of transaction costs) from sales of tangible and intangible assets of shops to be franchised and from sales or recoveries of tangible assets of shops to be closed.

    Non-recoverable Lease Costs. Certain U.S. company-operated shops occupied leased facilities. Management estimated that $7.7 million of costs under such leases would not be recovered through future operations due to shop closings or because subleases in connection with franchising transactions were not expected to result in full recovery of the related lease payments.

    Severance and Other Costs. Severance and other costs recorded in 1997 include $4.7 million of termination benefits for 202 employees and other costs of $1.6 million. Severance and other costs recorded in 1998 include $0.3 million of termination benefits for employees. Cash expenditures relating to employee severance costs are incurred as the shops are closed or sold. Cash outlays were $0.2 million during 1997 and $3.1 million during 1998.


    Corporate Office Relocation

    In December 1998, Midas determined that it would relocate its corporate headquarters and entered into a lease for a new facility. Relocation costs recorded in 1998 include: (a) estimated costs of $5.7 million related to subleasing the existing headquarters after the relocation, based on the differential between the amounts due under the existing noncancellable lease and estimated proceeds from subleasing; and (b) the write-down ($1.3 million) of leasehold improvements and equipment that will not be used in the new facility, based on the estimated net realizable value of the assets at the time of relocation.


    Integration of Canadian Administration Function

    During the fourth quarter of 1998, management adopted a plan to integrate the administration of the Canadian franchising operations into the worldwide headquarters. Costs include $0.5 million in asset write-downs to net realizable values, $2.1 million of termination benefits for 61 employees, $0.5 million of lease termination costs, and other costs of $0.9 million. Cash expenditures relating to employee severance costs and the lease terminations will be incurred when the integration is carried out in 1999; there were no cash outlays during 1998.

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


 (3) Business Transformation (Continued)


    Consolidation of North American Distribution System

    During the fourth quarter 1998, management adopted a plan to consolidate the North American distribution system, reducing the number of distribution centers from 18 to 10. Costs include $1.2 million of termination benefits for 78 employees, and other costs of $2.9 million. The distribution system consolidation is expected to be completed during 1999 and early 2000; there were no cash outlays in 1998.


    Special One-time Product Return Program

    Midas policies restrict the level of excess products that may be returned by franchisees. A special one-time program was adopted in 1997, under which franchisees were permitted to return products in excess of the amounts that would have been permitted under those policies. The $7.8 million charge covered the estimated costs associated with returns of products sold to franchisees in prior periods.


    Changes in U.S. Franchisee Advertising Program

    Under the terms of its franchising agreements, Midas is obligated to use one-half of the royalty payments received from franchisees for advertising expenditures. Advertising expenditures in 1997 under the U.S. program exceeded the amounts received from franchisees. Although it is not obligated to do so under the franchising agreements, Midas provided a one-time supplement to the program amounting to $4.4 million. Concurrently, Midas discontinued financial participation in a cooperative advertising program administered for U.S. franchisees.


    Asset Write-downs to Recognize Impairments

    Asset write-downs in 1997 to recognize impairments include: $5.5 million related to company-owned real estate and improvements, which are leased to franchisees under leases that are not expected to result in full recovery of the investments in such assets; $5.3 million related to impaired goodwill of certain non-U.S. operating units, based on past and projected operating results; and $1.2 million related to computer hardware deemed obsolete due to changes in operating procedures. Asset write-downs in 1998 of $4.2 million are related to the Company's investment in its Australian subsidiary, which is expected to be disposed of in 1999.


    Severance and Other Costs

    Severance and other costs in 1997 include $4.4 million of termination benefits for 61 employees resulting from staff reductions and $3.0 million of other non-recurring costs. The staff reductions occurred in early 1998. Severance payments were $1.9 million in 1998, and $1.1 million in 1997. Other costs of $0.6 million were paid in 1997. Severance and other costs in 1998 of $2.0 million include $0.7 million of termination benefits for employees in Midas' Australian and Asia-Pacific operations and $0.5 million of disposition costs associated with those operations.


    Other Information

    In the aggregate, business transformation costs have resulted in asset write-downs of $30.0 million in 1997 and $9.5 million in 1998. Cash outlays were $1.9 million in 1997 and $58.4 million in 1998; future cash outlays are expected to be $14.4 million in 1999 and $11.4 million in subsequent years; the accruals for such future cash outlays are classified in other accrued liabilities and other liabilities, respectively.

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)



 (4) Strategic Alliance

    Midas, Inc. and Magneti Marelli, S.p.A., a member of the Fiat Group, formed a strategic alliance to develop the Midas program in the business of fast auto service repair in Europe and South America.

    As part of the alliance, Midas sold its interests in its European operations to Magneti Marelli on October 30, 1998 and entered into a long-term license agreement for which Midas received $100 million. Midas will also receive on-going royalties throughout the term of the license agreement, as the 438 automotive service shops in Europe will continue to operate using the Midas name.

    The gain on sale of the European operations was $38.0 million before taxes or $28.1 million after taxes.


(5) Debt Agreements

    In anticipation of the Spin-off, Midas entities entered into three new debt agreements in January 1998. Midas, Inc. and its wholly-owned subsidiary, Midas International, entered into a five-year, unsecured revolving credit facility with a syndicate of commercial banks and financial institutions that enable the Company to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $200 million. Midas International also entered into a seven-year $50 million unsecured term loan arrangement with an institutional investor. Also in January 1998, Midas France S.A. entered into a 100 million French franc, five-year amortizing term loan.

    In March 1998, Midas entered into an interest rate swap transaction under which $25 million of variable rate borrowings under the revolving credit facility were covered by an agreement that fixed the borrowing rate at 5.79% with an all-in cost of 6.31% over a two year period. The counterparty to the swap transaction is a commercial bank; management believes the risk of loss to Midas in the event of nonperformance by the counterparty is not significant.

    In April, Midas arranged a private placement of $75 million in unsecured debt at a fixed rate of 6.89% with an investment grade (BBB) rating. The maturity date of the debt is April 15, 2005. The proceeds were used to retire the $50 million term loan and $25 million in bank debt. The French franc loan was also retired prior to the sale of the Company's European operations.

    Long-term debt consisted of the following (in millions):

                                                                          December
                                                                          --------
                                                                       1998     1997
                                                                       ----     ----
          Revolving credit line....................................   $ 25.0   $    -
          Unsecured debt, due April 2005, 6.89% interest rate......     75.0        -
          Notes payable, due 2000 and 2002, 9.5% interest rate.....      3.1      4.5
                                                                      ------   ------
             Total debt............................................    103.1      4.5
              Less: amounts due within one year....................      0.9      1.0
                                                                      ------   ------
              Long-term debt.......................................   $102.2   $  3.5
                                                                      ======   ======


    During 1998, the Company's Canadian operations arranged a variable rate credit facility under which unsecured borrowings of Canadian $18 million (US $11.7 million) are available for periods up to 364 days. There are no outstanding borrowings under this facility at year-end.

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


(6) Transactions with Whitman

    Cash Management and Advances

    Whitman managed the cash not considered necessary for current operating requirements of certain of its subsidiaries, including the U.S. operations of Midas. Cash not needed for current operations was advanced to Whitman at the then-current commercial bank prime lending rate; cash was advanced by Whitman on the same basis. All advances to or from Whitman are included in loans and advances from Whitman in the balance sheets. Interest income and expense on such advances are included in interest expense-Whitman in the statements of operations.

    Whitman Charges

    Whitman allocated portions of its corporate office general and administrative expenses and interest expense to its subsidiaries. Midas' share of such costs amounted to $1.1 million in 1998, $18.1 million in 1997, and $17.2 million in 1996.


    Dividends and Capital Contributions

    Midas has paid dividends to Whitman and received capital contributions from Whitman, as summarized in the statements of changes in shareholders' equity. In January 1998, Midas settled its Whitman obligations of $210 million, which consisted of a $137.6 million dividend and $72.4 million of intercompany loans and advances.



(7) Supplemental Balance Sheet and Cash Flow Information

    Receivables

    Receivables are stated net of allowance for doubtful accounts of $1.5 million at December 1998, and $3.0 million at December 1997.


    Inventories

    Inventories consisted of the following (in millions):

                                                December
                                                --------
                                            1998       1997
                                            ----       ----
              Raw materials..............  $  2.5     $  2.7
              Work in process............     1.2        1.1
              Finished goods.............    59.5       76.0
                                           ------     ------
                                           $ 63.2     $ 79.8
                                           ======     ======

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


(7) Supplemental Balance Sheet and Cash Flow Information (Continued)


    Other Current Assets

    Other current assets consisted of the following (in millions):

                                                       December
                                                       --------
                                                   1998       1997
                                                   ----       ----
          Income taxes receivable.............    $  1.7     $  4.6
          Deferred income taxes...............      13.2       11.3
          Other                                      9.9       14.9
                                                  ------     -------
                                                  $ 24.8     $ 30.8
                                                  ======     ======

    Property and Equipment

    Property and equipment consisted of the following (in millions):

                                                             December
                                                         1998        1997
                                                         ----        ----

          Land                                         $  50.4     $  52.0
          Buildings and improvements.................    115.8       127.3
          Machinery and equipment....................     87.8       155.2
                                                       -------     -------
          Total property and equipment...............    254.0       334.5
          Accumulated depreciation...................   (111.2)     (136.3)
                                                       -------     -------
          Property and equipment, net................  $ 142.8     $ 198.2
                                                       =======     =======


    Intangible Assets

    Intangible assets are stated net of accumulated amortization of $2.4 million at December 1998, and $18.9 million at December 1997.


    Accrued Expenses

    Accrued expenses consisted of the following (in millions):

                                                             December
                                                        1998        1997
                                                        ----        ----
          Salaries and wages........................  $   5.3     $   8.5
          Taxes other than income taxes.............      3.3         8.3
          Advertising...............................      4.4         7.2
          Accrued business transformation costs.....     14.4        19.5
          Other expenses and interest...............     14.8        19.3
                                                      -------     -------
                                                      $  42.2     $  62.8
                                                      =======     =======

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)



(7) Supplemental Balance Sheet and Cash Flow Information (Continued)


    Supplemental Cash Flow Information

    Net cash provided by operating activities includes cash payments for interest and income taxes as follows (in millions):

                                                  1998     1997     1996
                                                  ----     ----     ----

          Interest paid - Whitman.............  $  0.5   $  6.8   $  7.0
          Interest paid - other...............    10.9      2.3      2.1
          Income taxes paid...................    11.0     21.9     20.1


(8) Advertising

    Under the terms of its franchise agreements, Midas is obligated to use one-half of the royalty payments received from franchisees for advertising expenditures. Amounts received from franchisees are recorded as liabilities until disbursed. In prior years, Midas also administered cooperative advertising programs under which amounts received from franchisees were recorded as liabilities until they were disbursed. Aggregate expenditures under these programs by Midas' North American operations amounted to $58.9 million, $61.3 million, and $74.7 million in 1998, 1997, and 1996, respectively.

    Midas also incurs certain advertising costs that are included in selling, general and administrative expenses, which amounted to $13.6 million, $21.3 million, and $21.4 million in 1998, 1997, and 1996, respectively.


(9) Income Taxes

    Income taxes (benefit) consisted of (in millions):

                                             1998      1997      1996
                                             ----      ----      ----
          Current:
            U.S. Federal..................  $  6.5    $  4.9    $  15.0
            Non-U.S.......................     4.1       4.3        4.3
            U.S. state and local..........     1.4       1.0        2.5
                                            ------    ------    -------
              Total current...............    12.0      10.2       21.8
                                            ------    ------    -------
          Deferred:
            U.S. Federal..................    (0.4)    (11.8)      (0.9)
            Non-U.S.......................    (1.3)     (0.3)       0.4
            U.S. state and local..........     1.5      (1.7)      (0.1)
                                            ------    ------    -------
              Total deferred..............    (0.2)    (13.8)      (0.6)
                                            ------    ------    -------
          Income taxes (benefit)..........  $ 11.8    $ (3.6)   $  21.2
                                            ======    ======    =======

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)



(9) Income Taxes (Continued)


    The items which gave rise to differences between the income taxes in the statements of operations and income taxes computed at the U.S. statutory rate are summarized as follows:

                                                                1998    1997     1996
                                                                ----    ----     ----
          Income taxes (benefit) computed at
           U.S. statutory rate................................  35.0%  (35.0)%   35.0%
          U.S. state and local taxes, net of U.S.
           income tax benefits................................   4.7    (1.8)     2.9
          Higher non-U.S. effective tax rates.................   2.5     6.6      4.5
          Lower non-U.S. effective tax rates on sale of
            European operations............................... (12.2)      -        -
          Non-deductible write-offs of
           intangible assets..................................     -    10.3        -
          Non-deductible expenses.............................  (2.0)    3.7        -
          Other items, net....................................   1.5     2.9     (1.3)
                                                               -----   -----    -----
          Income taxes (benefit)..............................  29.5%  (13.3)%   41.1%
                                                               =====   =====    =====

    Pretax income from non-U.S. operations amounted to $18.2 million, $6.3 million, and $8.7 million in 1998, 1997 and 1996, respectively. Historically, Midas' practice has been to reinvest its earnings in its non-U.S. subsidiaries. With the sale of its European operations, the Company now intends to repatriate these earnings. As a result, Midas recorded deferred taxes of $1.4 million on the previously undistributed earnings it expects to repatriate in 1999.

    Deferred income taxes are created by "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as reported under income tax regulations. Deferred tax assets and liabilities at December 1998 and 1997 consisted of (in millions):

                                                                     1998       1997
                                                                     ----       ----
          Deferred tax assets attributable to:
           Employee benefits and vacation accruals...............  $   4.0    $   6.4
           Capitalized leases....................................      1.0        1.5
           Business transformation costs.........................     10.3       17.8
           Other items...........................................      6.3        6.4
                                                                   -------    -------
          Total deferred tax assets..............................     21.6       32.1
                                                                   -------    -------
          Deferred tax liabilities attributable to:
           Depreciation and amortization.........................     (2.6)     (13.3)
           Pension plan expense..................................     (3.0)      (3.2)
           Undistributed non-U.S. earnings,
              net of non-U.S. taxes withheld.....................     (1.4)         -
           Other items...........................................     (4.5)      (8.1)
                                                                   -------    -------
          Total deferred tax liabilities.........................    (11.5)     (24.6)
                                                                   -------    -------
          Net deferred tax asset (liability).....................  $  10.1    $   7.5
                                                                   =======    =======
          Net deferred tax asset (liability) included in:
           Other current assets..................................  $  13.2    $  11.3
           Deferred income taxes and other liabilities...........     (3.1)      (3.8)
                                                                   -------    -------
          Net deferred tax asset (liability).....................  $  10.1    $   7.5
                                                                   =======    =======

    Management believes it is more likely than not that all deferred tax assets will be realized and, accordingly, no valuation allowance is required.

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


(10) Franchise Agreements

    Midas' franchise agreements generally cover a 20-year period and provide for renewals. A franchise agreement can be canceled by Midas only in the event a franchisee fails to comply with the provisions of the agreement.

    Franchise agreements provide for initial and renewal fees and continuing royalty payments based on a percentage of sales.

    Worldwide shops in operation as of year-end consisted of (unaudited):

                                           1998     1997     1996
                                           ----     ----     ----

          Franchised and licensed.......   2,674    2,341    2,301
          Company-operated..............      58      377      377
                                          ------   ------   ------
          Total                            2,732    2,718    2,678
                                          ======   ======   ======

    U.S. franchisees are required to purchase Midas genuine products. In some cases, franchisees also lease real estate from Midas.

    U.S. revenues from the sale of guaranteed and nonguaranteed products to franchisees, excluding the sale of machinery and related parts, amounted to $173.7 million in 1998, $191.0 million in 1997, and $205.5 million in 1996.
    These product sales represented 48% of Midas' U.S. sales and revenues in 1998, 46% in 1997, and 49% in 1996.

    Rental revenue derived from real estate leased to U.S. franchisees amounted to $33.1 million in 1998, and $30.8 million in both 1997 and 1996. Rental revenue represented 9% of Midas' U.S. sales and revenues in 1998, and 7% in 1997 and 1996.

    U.S. franchisees also purchased $3.5 million of shop equipment from Midas in 1998, compared to $4.0 million in 1997 and $3.9 million in 1996.


(11) Leases

    Control of the real estate used by Midas shops is a fundamental strength of the Midas program. Midas employs a number of methods to ensure continued dedication of the real estate to the Midas program. Midas leases real estate that is subleased to franchisees and owns real estate in the U.S. that is leased to franchisees. Midas has also entered into contingent operating lease agreements that are described below. At December 1998, approximately 81% of the real estate associated with the North American shops was controlled by Midas, using one of these methods.

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


(11) Leases (Continued)

    Leased Real Estate

    Midas' gross rent expense, applicable to operating leases, relates to rentals of shops, distribution facilities, corporate administration facilities and other miscellaneous items.

    Midas' gross rent expense, the sublease rental income from franchisees that reduced gross rent expense, and the resulting net rent expense for 1998, 1997 and 1996 are presented below (in millions):

                                Gross rent     Sublease     Net rent
                                 expense    rental income   expense
                                 ---------  -------------   --------
          1998...............     $ 27.2       $ 20.7        $  6.5
          1997...............       37.1         22.6          14.5
          1996...............       36.5         22.6          13.9

    Substantially all operating leases provide that Midas pay taxes, maintenance, insurance, and certain other operating expenses. The subleases with franchisees contain provisions for Midas to recover such costs.

    At December 1998, annual minimum rental payments due under capital and operating leases that have initial or remaining noncancelable terms in excess of one year, along with sublease rentals on real estate due under noncancelable subleases were as follows (in millions):

                                                               Capital    Operating     Sublease
                                                                leases      leases       rentals
                                                               -------    ---------     --------
          1999                                                  $  1.8      $  26.3      $  20.2
          2000                                                     1.8         24.8         18.5
          2001                                                     1.7         23.1         17.0
          2002                                                     1.7         21.8         15.7
          2003                                                     1.7         20.1         13.8
          Thereafter......................................        10.8         93.4         67.4
                                                                ------      -------     --------
          Total minimum lease payments....................        19.5      $ 209.5     $  152.6
                                                                            =======     ========
          Less imputed interest...........................         8.0
                                                                ------
          Present value of minimum lease payments.........        11.5
          Less current portion included in
            short-term debt...............................         0.7
                                                                ------
          Obligations under capital leases-noncurrent.....      $ 10.8
                                                                ======

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


(11) Leases (Continued)

    At December 1998 and 1997, the net book value of property under capital leases included in the balance sheets amounted to $8.7 million and $12.0 million, respectively.

    Real Estate Owned by Midas and Leased to Franchisees

    Midas owns real estate located in various communities throughout the U.S. that is leased to franchisees under operating lease agreements. Substantially all leases are for initial terms of 20 years and provide for minimum and contingent rentals. The increase in the real estate leased to franchisees in 1998 was due to the franchising during the year of company-operated shops.

    Real estate leased to franchisees and included in the balance sheets consisted of (in millions):

                                                        December
                                                        --------
                                                    1998       1997
                                                    ----       ----
          Land                                    $  44.8    $  38.4
          Buildings and improvements............     88.7       70.1
                                                  -------    -------
          Total property and equipment..........    133.5      108.5
          Accumulated depreciation..............    (30.5)     (26.5)
                                                  -------    -------
          Property and equipment, net...........  $ 103.0    $  82.0
                                                  =======    =======


    Rental income for 1998 was $17.4 million, compared to $15.6 million for both 1997 and 1996. Minimum future lease payments to be received are as follows (in millions):

          1999                          $  14.8
          2000                             14.0
          2001                             12.4
          2002                             10.9
          2003                              9.4
          Thereafter..................     62.8
                                        -------
                                        $ 124.3
                                        =======

    Contingent Operating Lease Agreements

    Midas has entered into contingent operating lease agreements covering real estate that is leased by U.S. and Canadian franchisees from parties that are directly or indirectly related to the franchisees.

    At December 1998, approximately 122 shops were covered by these contingent operating lease agreements, under which Midas could be required, under certain limited circumstances, to begin making rental payments with respect to individual shop locations. The average annual shop rental is $51 thousand with an average remaining term of approximately 6 years.

    Management believes that, individually and in the aggregate, any potential difference that might arise under these contingent lease agreements between the rental expense and the rental income from future subleases would not materially affect the financial position or results of operations of Midas.

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


(12) Pension and Postretirement Plans

    Defined Benefit Pension Plans and Other Postretirement Plans

    Substantially all U.S. employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees' average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds, and government securities.

    In addition, Midas provides substantially all former U.S. salaried employees who retired prior to July 1989 and selected other employees in the U.S. and Canada with certain life and health care benefits.

    Net periodic pension and postretirement cost for 1998, 1997 and 1996 are included the following table (in millions):

                                                             Pension Benefits      Postretirement Benefits
                                                             ----------------      -----------------------
                                                         1998     1997     1996     1998     1997     1996
                                                         ----     ----     ----     ----     ----     ----
Service cost benefits................................   $ 1.8    $ 1.6    $ 1.5    $   -    $   -    $   -
Interest cost on projected benefit obligation........     2.7      2.5      2.4      0.2      0.2      0.1
Actual return on assets..............................    (4.4)    (3.9)    (3.7)       -        -        -
Net amortization and deferral........................     0.1      0.1      0.2     (0.3)    (0.2)    (0.3)
                                                        -----    -----    -----    -----    -----    -----
Total net periodic pension cost......................   $ 0.2    $ 0.3    $ 0.4    $(0.1)   $   -    $(0.2)
                                                        =====    =====    =====    =====    =====    =====

    The principal economic assumptions used in the determination of net periodic pension and postretirement cost included the following:

                                                           1998    1997    1996
                                                           ----    ----    ----
          Discount rate...................................  7.0%    7.5%   7.5%
          Expected long-term rate of return on assets.....  9.5%    9.5%   9.5%
          Rate of increase in compensation levels.........  4.5%    5.0%   5.0%

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


(12) Pension and Other Postretirement Plans (Continued)

    The changes in the projected benefit obligations for 1998 and 1997 were as follows:

                                                                Pension Benefits   Postretirement Benefits
                                                                ----------------   -----------------------
                                                                  1998     1997         1998     1997
                                                                  ----     ----         ----     ----
         Benefit obligations as of the beginning of the year..... $ 39.8   $ 33.8       $ 2.9    $ 3.5
         Change in foreign currency exchange rates...............   (0.4)    (0.2)          -        -
         Service cost............................................    1.8      1.6           -        -
         Interest cost...........................................    2.7      2.5         0.1      0.2
         Plan amendments.........................................    0.1        -         0.1      0.1
         Actuarial (gain) loss...................................    3.9      3.5        (0.7)    (0.6)
         Benefits paid and expenses..............................   (2.6)    (1.4)       (0.1)    (0.3)
                                                                  ------   ------       -----    -----
         Benefit obligations as of the end of the year........... $ 45.3   $ 39.8       $ 2.3    $ 2.9
                                                                  ======   ======       =====    =====

    The health care cost trend rate used to measure the cost in 1998 for health care benefits was 8.7%, which is graded down to an ultimate trend rate of 4.5% to be achieved in the year 2006. The effect of a one-percentage point change in the assumed health care cost trend rates for future years would result in a $0.5 million increase or decrease in the accumulated post retirement benefit obligation as of December 1998. The effect of this change on the aggregate of the service and interest cost components of the net periodic postretirement benefit costs would be immaterial.

    The changes in the fair market value of the plan assets for 1998 and 1997 were as follows:

                                                                Pension Benefits   Postretirement Benefits
                                                                ----------------   -----------------------
                                                                  1998     1997         1998     1997
                                                                  ----     ----         ----     ----
         Fair value of assets as of the beginning of the year...  $ 55.5   $ 45.9       $   -    $   -
         Change in foreign currency exchange rates..............    (0.6)    (0.3)          -        -
         Actual return on plan assets...........................     0.9     11.3           -        -
         Employer contributions.................................     1.1      0.1         0.1      0.2
         Participants' contributions............................       -        -           -      0.1
         Benefits paid and expenses.............................    (2.6)    (1.5)       (0.1)    (0.3)
                                                                  ------   ------       -----    -----
         Fair value of assets as of the end of the year.........  $ 54.3   $ 55.5       $   -    $   -
                                                                  ======   ======       =====    =====

    Pension costs are funded in amounts not less than minimum levels required by regulation. The following table reconciles the pension plans and postretirement funded status to the amounts recognized in other noncurrent assets (liabilities) and in Midas' balance sheets as of December 1998 and 1997 (in millions):

                                              Pension Benefits     Postretirement Benefits
                                              ----------------     -----------------------
                                              1998        1997         1998         1997
                                              ----        ----         ----         ----
Actuarial present value of benefit
obligation (measured as of
September 30):
  Projected benefit obligation...........   $ (45.3)    $ (39.8)     $  (2.3)     $  (2.9)
  Plan assets at fair market value
  (measured as of September 30)..........      54.3        55.5            -            -
                                             ------     -------      -------      -------
Plan assets in excess of
  (less than) projected
   benefit obligation....................       9.0        15.7         (2.3)        (2.9)
Unrecognized net asset at
  transition.............................      (1.1)       (1.4)           -            -
Unrecognized prior service costs.........       2.8         3.1            -            -
Unrecognized net gain....................      (2.1)       (9.6)        (4.6)        (4.2)
                                            -------     -------      -------      -------
Prepaid (accrued) recognized on
  balance sheets.........................   $   8.6     $   7.8      $  (6.9)     $  (7.1)
                                            =======     =======      =======      =======

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


(12) Pension and Other Postretirement Plans (Continued)

    The principal economic assumptions used in determining the above benefit obligations were discount rates of 6.5% in 1998 and 7.5% in 1997, and rates of increase in future compensation levels of 4.5% in 1998 and 5.0% in 1997.

    Defined Contribution Plans

    Substantially all U.S. salaried employees, certain U.S. hourly employees, and certain Australian and Canadian employees participate in voluntary, contributory defined contribution plans to which Midas makes full or partial matching contributions. Midas' matching contributions to these plans amounted to $1.7 million, $2.0 million, and $1.9 million in 1998, 1997 and 1996, respectively. Midas' cost for the associated nonqualified plan was $0.1 million in 1998, $0.7 million in 1997 and $0.3 million in 1996.

    Multi-employer Pension Plans

    Midas participates in a number of multi-employer pension plans, which provide benefits to certain unionized employee groups. Amounts contributed to these plans totaled $0.3 million per year for 1998, 1997, and 1996.


(13) Stock options

    In connection with the Spin-off, Midas adopted, and Whitman, as then sole shareholder of Midas, Inc., approved the Midas 1998 Stock Incentive Plan (the "Plan"). The Plan authorizes the issuance of up to 3,106,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. In addition, Midas reserved 10,000 shares for issuance upon the grant of stock awards.

    On January 30, 1998, outstanding stock options granted under the Whitman stock option plan were replaced with non-qualified Midas, Inc. stock options of equivalent value, with necessary adjustments being made to the number and exercise price of the Midas options to preserve the economic spread of the prior Whitman options. Options granted pursuant to the Plan are generally exercisable over a period of three years commencing one year after the date of grant. The following table summarizes information regarding the outstanding stock options as of December 1998.

                     Options Outstanding                                  Options Exercisable
                     -------------------                                  -------------------
                                         Weighted-
                                          Average
                                         Remaining   Weighted-Average                Weighted-Average
        Range of                           Life          Exercise       Exercisable       Exercise
     Exercise Prices       Shares       (in years)        Price           Shares           Price
     ---------------       ------       ----------   ----------------   -----------  ----------------
    $  7.35 - $  9.81        57,518         4.3         $  8.78              57,518        $  8.78
    $ 11.41 - $ 17.50     1,452,209         8.1         $ 15.25             545,057        $ 14.79
    $ 20.25 - $ 28.00       734,774         7.9         $ 22.55                   -        $     -
                         ----------                                       ---------
                          2,244,501                                         602,575
                         ==========                                       =========

    The stock option activity since the Spin-off is summarized as follows:

                                                Number of
                                                  Shares    Option Price Ranges
                                                ----------  -------------------
         Outstanding at Spin-off............    2,106,886     $ 7.35 to $ 16.39
         Granted............................      784,774     $15.65 to $ 28.00
         Exercised..........................     (288,086)    $ 7.35 to $ 15.83
         Cancelled and forfeited............     (359,073)    $11.41 to $ 15.83
                                               ----------
         Outstanding at December 1998.......    2,244,501     $7.35 to $ 28.00
                                               ==========

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


(13) Stock options (Continued)

    In addition, restricted shares of Whitman common stock issued to certain Midas officers were forfeited on January 30, 1998 and replaced with restricted shares of Midas common stock of equal value. At December 1998, there were 17,745 restricted shares of Midas common stock outstanding. The restricted shares vest at various times over a three-year period commencing one year from the original date of grant.

(14) Shareholder Rights Agreement and Series A Junior Participating Preferred Stock

    In 1997, Midas adopted a Rights Agreement providing for the issuance of one Preferred Stock Purchase Right (a "Right") with each share of Midas common stock. Each Right entitles the registered holder to purchase from Midas one one-hundredth of a share of Series A Junior Participating Preferred Stock (a "Preferred Share") at a price of $150 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will become exercisable on the Rights Distribution Date, which is the earlier of the tenth day following a public announcement that a person(s) has acquired beneficial ownership of 15% or more of the Midas common stock (an "Acquired Person"), or ten business days after the commencement of a tender offer or exchange offer that would result in a person(s) acquiring beneficial ownership of 15% or more of the outstanding shares of Midas common stock.

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

    In general, Midas can redeem all the Rights for one cent per Right at any time until 10 days following the first public announcement that a person has become an Acquiring Person. The Midas Board of Directors, without the consent of the holders of the Rights, is also authorized to reduce the stock ownership thresholds to 10 percent or increase them to not more than 20 percent. The Rights will expire on December 31, 2007. Until a Right is exercised, the holder of a Right (merely by being a Right holder) will have no rights as a shareholder of Midas, including voting or dividend rights.

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

    The Company has 20 million authorized shares of Series A Junior Participating Preferred Stock. There are no Series A Junior Participating Preferred Stock issued or outstanding.


(15) Contingencies

    In connection with the disposition of U.S. company-operated shops, certain franchises entered into 78 leases with a third party lessor. If the franchisees fail to make required payments, Midas is contingently liable for a portion of the losses that would be incurred by the lessor. As of December 1998, Midas' maximum loss exposure is approximately $4.5 million; no losses were incurred by Midas in 1998.

    Midas has certain contingent liabilities arising from various pending claims and litigation related to a number of matters. While the amount of liability that may result from these matters cannot be determined, in the opinion of Midas counsel, the ultimate liability will not materially affect the financial position or results of operations of Midas.

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


 (16) Business Segment Information

    Midas operates in a single business segment and provides retail automotive services principally through franchised shops located in North America (United States and Canada) and through franchised and licensed shops in International markets. During 1998, the Company reduced the number of shops it operates by more than 80%, primarily through the franchising activities in the United States and Canada described in Note 2 and the sale of the European operations described in Note 4. The remaining company-operated shops are expected to be franchised in 1999. Sales between business segments and geographic areas were not significant. Foreign currency gains and losses were not significant. Sales to any single customer were less than five percent of sales and revenues in each of the years presented. Midas' U.S. operations export products to and receive royalties from franchisees located in Central America. Such sales and revenues amounted to less than one percent of U.S. sales and revenues in each of the years presented.

    The following tables present financial information for each of Midas' business segments as of and for the years ended December 1998, 1997 and 1996 (in millions):

                                                            Sales and revenues                   Operating income
                                                            ------------------                   ----------------
                                                      1998        1997        1996        1998        1997        1996
                                                      ----        ----        ----        ----        ----        ----
North American Operations:
  United States
    Franchise activities..........................  $ 313.8     $ 327.0     $ 341.9    $  31.8      $  40.9     $  77.3
    Company-operated shops........................     46.2        90.2        81.4       (2.7)       (36.0)       (0.8)
                                                    -------     -------     -------    -------      -------     -------
    Total United States...........................    360.0       417.2       423.3       29.1          4.9        76.5
                                                    -------     -------     -------    -------      -------     -------
  Canada
    Franchise activities..........................     38.3        41.3        40.1       (8.1)         2.4         1.8
    Company-operated shops........................      9.6        16.0        14.9       (0.3)         0.6         0.9
                                                    -------     -------     -------    -------      -------     -------
    Total Canada..................................     47.9        57.3        55.0       (8.4)         3.0         2.7
                                                    -------     -------     -------    -------      -------     -------
    Total North America Operations................    407.9       474.5       488.3       20.7          7.9        79.2
                                                    -------     -------     -------    -------      -------     -------
International Operations:
  Europe..........................................    104.2       111.9       113.2        5.8         (0.4)        4.7
  Other...........................................      7.0        10.1        12.7       (6.0)        (2.5)       (1.1)
                                                    -------     -------     -------    -------      -------     -------
    Total International Operations................    111.2       122.0       125.9       (0.2)        (2.9)        3.6
                                                    -------     -------     -------    -------      -------     -------
Total before corporate and other expenses.........  $ 519.1     $ 596.4     $ 604.2       20.5          5.0        82.8
                                                    -------     -------     -------    -------      -------     -------

Midas, Inc. Corporate administrative expenses.....                                        (6.6)        (5.8)       (4.8)
                                                                                       -------      -------     -------
Total operating income (loss).....................                                        13.9         (0.8)       78.0
Gain on sale of European operations...............                                        38.0            -           -
                                                                                       -------      -------     -------
Whitman charges...................................                                        (1.1)       (18.1)      (17.2)
                                                                                       -------      -------     -------
Interest expense..................................                                       (12.7)        (9.1)      (10.0)
                                                                                       -------      -------     -------
Other income (expense), net.......................                                         1.9          0.9         0.8
                                                                                       -------      -------     -------
Income (loss) before taxes........................                                     $  40.0      $ (27.1)     $ 51.6
                                                                                       =======      =======     =======

                                     MIDAS
                   NOTES TO FINANCIAL STATEMENTS (Continued)


 (16) Business Segment Information (Continued)

                                                                                Depreciation
                                               Identifiable assets            and amortization          Capital investments
                                               -------------------            ----------------          -------------------
                                            1998      1997      1996      1998      1997      1996     1998     1997     1996
                                            ----      ----      ----      ----      ----      ----     ----     ----     ----
North American Operations:
  United States
    Franchise activities................. $ 289.9   $ 268.9   $ 250.9    $ 10.4    $  9.1    $  7.9   $  7.7   $ 12.9   $ 10.1
    Company-operated shops...............     8.8      48.5      84.7       1.0       5.3       5.7      1.0      9.0      8.4
                                          -------   -------   -------    ------    ------    ------   ------   ------   ------
      Total United States................   298.7     317.4     335.6      11.4      14.4      13.6      8.7     21.9     18.5
    Canada...............................    23.6      34.3      35.1       0.9       1.1       1.2      0.4      1.5      1.5
                                          -------   -------   -------    ------    ------    ------   ------   ------   ------
Total North America Operations...........   322.3     351.7     370.7      12.3      15.5      14.8      9.1     23.4     20.0
                                          -------   -------   -------    ------    ------    ------   ------   ------   ------

International Operations:
  Europe.................................       -      85.3     102.5       4.3       5.1       4.9      1.6      8.1     10.2
  Other..................................     3.0       6.1       9.5       0.4       0.7       0.6      0.3      0.6      0.5
                                          -------   -------   -------    ------    ------    ------   ------   ------   ------

Total International Operations...........     3.0      91.4     112.0       4.7       5.8       5.5      1.9      8.7     10.7
                                          -------   -------   -------    ------    ------    ------   ------   ------   ------

Total.................................... $ 325.3   $ 443.1   $ 482.7    $ 17.0    $ 21.3    $ 20.3   $ 11.0   $ 29.4   $ 30.7
                                          =======   =======   =======    ======    ======    ======   ======   ======   ======


 (17) Selected Quarterly Financial Data (Unaudited)


  The following table presents Midas' sales and revenues, and net income on a quarterly basis (in millions):

                                             First      Second      Third     Fourth      Full
                                            quarter     quarter    quarter    quarter     year
                                            -------     -------    -------    -------     ----
1998
Sales and revenues........................  $ 131.2     $ 141.8    $ 138.6    $ 107.5    $ 519.1
Net income................................      4.2        11.2       13.1       (0.3)      28.2
Earnings per share
  Diluted.................................  $   .24     $   .65    $   .76    $  (.02)   $  1.63

1997
Sales and revenues........................  $ 142.0     $ 160.3    $ 161.7    $ 132.4    $ 596.4
Net income................................      3.1         8.6      (36.4)       1.2      (23.5)
Pro Forma
  Net income..............................      3.8         9.4      (35.6)       1.9      (20.5)
  Earnings per share
    Basic and diluted.....................  $   .23     $   .55    $ (2.10)   $   .11    $ (1.21)

1996
Sales and revenues........................  $ 130.6     $ 161.7    $ 168.7    $ 143.2    $ 604.2
Net income................................      2.6        11.3       12.4        4.1       30.4

                                 EXHIBIT INDEX


Exhibit
Number                         Document Description
--------                       --------------------
3(i).1               Certificate of Incorporation (incorporated by reference to
                     Exhibit 3(i).1 to the Midas, Inc. Registration Statement on
                     Form 10/A No.3 (Post-Effective Amendment No.
                     1) (Commission File No. 1-13409) (the "Form 10")).
3(i).2               Certificate of Amendment of the Certificate of
                     Incorporation, dated December 30, 1997 (incorporated by
                     reference to Exhibit 3(i).2 to the Form 10).
3(ii)                By-Laws (as amended December 31, 1997) (incorporated by
                     reference to Exhibit 4.4 to the Midas, Inc. Registration
                     Statement on Form S-8 relating to its Retirement Savings
                     Plans (Registration No. 333-44625) (the "RSP Form S-8")).
4.1                  Certificate of Designation of Series A Junior Participating
                     Preferred Stock (incorporated by reference to Exhibit 4.3
                     to the RSP Form S-8).
4.2                  Rights Agreement, dated as of December 31, 1997, between
                     Midas, Inc. and First Chicago Trust Company of New York
                     (incorporated by reference to Exhibit 4.5 to the RSP Form
                     S-8).
4.3*                 Midas' Canadian operations revolving credit agreement,
                     dated June 29, 1998 with the ABN-AMRO Bank.
10.1                 Distribution and Indemnity Agreement dated as of December
                     31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to
                     Exhibit 2.1 to the Midas, Inc. Current Report on Form 8-K
                     dated January 30, 1998 (the "Form 8-K")).
10.2                 Tax Sharing Agreement dated as of December 31, 1997 among
                     Midas, Inc., Midas International Corporation and Whitman
                     Corporation (incorporated by reference to Exhibit 2.2 to
                     the Form 8-K).
10.3                 **Stock Incentive Plan (incorporated by reference to
                     Exhibit 4.4 to the Midas, Inc. Registration Statement on
                     Form S-8 relating to its Stock Incentive Plan (Registration
                     No. 333-44797)).
10.4*                Form of Option Agreement.
10.5                 **Form of Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Midas, Inc. Annual Report on Form
                     10-K for the year ended December 20, 1997 (File No.
                     01-13409)).
10.6                 **Form of Change in Control Agreement (incorporated by
                     reference to Exhibit 10.5 to the Midas, Inc.'s Registration
                     Statement on Form 10/A No.1 (Commission File No. 01-13409))
10.7                 **Agreement with former Chief Executive Officer
                     (incorporated by reference to Exhibit 10.7 to the Midas,
                     Inc. Annual Report on Form 10-K for the year ended December
                     20, 1997 (File No. 01-13409)).
10.8*                **Form of Restricted Stock Agreement and promissory note.
21*                  Subsidiaries of Midas, Inc.
23*                  Consent of KPMG LLP.
27*                  Financial Data Schedule.

                     * Filed herewith
                     ** Management Compensatory Plan or Contract

                                     Page i