Form 10-Q
period 1999-03-26
MIDAS INC
filed 1999-05-10
CIK 1046131

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999


                                       OR


   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM     TO


                      COMMISSION FILE NUMBER     01-13409


                                  MIDAS, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      36-4180556
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

225 North Michigan Avenue Chicago, Illinois                 60601
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

The registrant had 16,852,913 shares of common stock outstanding as of March 27, 1999.

PART 1.  FINANCIAL INFORMATION

Item 1:  Financial Statements


                                  MIDAS, INC.
                CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
          (In millions, except for earnings and dividends per share)

                                                            For the three months
                                                                 ended March
                                                            --------------------
                                                              1999        1998
                                                            ---------   --------
Sales and revenues.........................................  $ 84.7      $131.2
Cost of sales and revenues.................................    44.9        62.2
Selling, general, and administrative expenses..............    27.3        57.3
                                                             ------      ------
     Operating income......................................    12.5        11.7
                                                             ------      ------
Whitman charges............................................       -      (  1.1)
                                                             ------      ------
Interest expense:
     Whitman...............................................       -      (  0.5)
     Other.................................................  (  2.2)     (  3.3)
                                                             ------      ------
     Total interest expense................................  (  2.2)     (  3.8)
                                                             ------      ------
Other income (expense), net................................     0.5         0.4
                                                             ------      ------
     Income before taxes...................................    10.8         7.2
Income taxes...............................................     4.3         3.0
                                                             ------      ------
Net income.................................................  $  6.5      $  4.2
                                                             ======      ======

EARNINGS PER SHARE:
  Basic....................................................  $  .39      $  .25
                                                             ======      ======
  Diluted..................................................  $  .37      $  .24
                                                             ======      ======

Dividends per common share.................................  $  .02
                                                             ======

AVERAGE NUMBER OF SHARES
  Common shares outstanding................................    16.9        17.0
  Equivalent shares on outstanding stock options...........      .6          .2
                                                             ------      ------
  Shares applicable to diluted earnings....................    17.5        17.2
                                                             ======      ======


                 See notes to condensed financial statements.

                                  MIDAS, INC.
                     CONDENSED BALANCE SHEETS (Unaudited)
                                 (In millions)

                                                                             March    December
                                                                              1999      1998
                                                                             ------   -------
Assets:
Current assets:
       Cash and cash equivalents..........................................   $ 24.4    $ 36.9
       Receivables, net...................................................     46.9      39.4
       Inventories........................................................     70.2      63.2
       Other current assets...............................................     22.3      24.8
                                                                             ------    ------
         Total current assets.............................................    163.8     164.3
Property and equipment, net...............................................    141.6     142.8
Intangible assets, net....................................................      1.4       2.1
Other assets..............................................................     24.1      16.1
                                                                             ------    ------
         Total assets.....................................................   $330.9    $325.3
                                                                             ======    ======

LIABILITIES AND EQUITY:
Current liabilities:
       Short-term debt....................................................   $  1.7    $  1.6
       Accounts and dividends payable.....................................     26.5      19.5
       Accrued expenses...................................................     41.5      42.2
                                                                             ------    ------
         Total current liabilities........................................     69.7      63.3
Long-term debt............................................................    101.6     102.2
Obligations under capital leases..........................................      9.9      10.8
Deferred income taxes and other liabilities...............................     26.9      25.6
                                                                             ------    ------
         Total liabilities................................................    208.1     201.9
                                                                             ------    ------
Shareholders' equity:
    Common stock ($.001 par value, 100 million shares
      authorized, 17.3 million shares issued - March 1999 and
      17.0 million shares issued - December 1998) and paid-in capital.....     29.1      27.1
    Treasury stock (.4 million shares - March 1999 and
      .2 million shares - December 1998, at cost).........................    (13.4)     (4.2)
    Retained income.......................................................    113.1     106.9
    Accumulated other comprehensive income (loss).........................     (6.0)    ( 6.4)
                                                                             ------    ------
    Total shareholders' equity............................................    122.8     123.4
                                                                             ------    ------
         Total liabilities and equity.....................................   $330.9    $325.3
                                                                             ======    ======



       See notes to condensed financial statements.

                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In millions)

                                                                        For the three months
                                                                            ended March
                                                                          1999        1998
                                                                        ---------   --------
Cash flows from operating activities:
 Net income.........................................................    $  6.5      $  4.2
 Adjustments reconciling net income to
    net cash provided by operating activities:
      Depreciation and amortization.................................       2.9         4.4
      Cash outlays for business transformation costs................      (3.0)       (6.1)
 Changes in assets and liabilities..................................      (1.3)        5.7
                                                                        ------      ------
Net cash provided (used) by operating activities....................       5.1         8.2
                                                                        ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital investments................................................      (4.3)       (7.5)
 Proceeds from sales of property and equipment......................       1.5         8.8
                                                                        ------      ------
Net cash provided (used) in investing activities....................      (2.8)        1.3
                                                                        ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt incurred............................................         -       216.4
 Long-term debt repayments..........................................      (0.4)      (17.5)
 Payment of obligations under capital leases........................      (0.1)       (0.2)
 Cash received for common stock.....................................       3.9           -
 Cash paid for treasury shares......................................     (17.9)          -
 Net increase (decrease) in loans and
      advances from Whitman.........................................         -       (55.5)
 Dividends paid to shareholders.....................................      (0.3)          -
 Dividends paid to Whitman..........................................         -      (137.6)
                                                                        ------      ------
Net cash provided (used) by financing activities....................     (14.8)        5.6
                                                                        ------      ------
Effect of exchange rate changes on
 cash and cash equivalents..........................................         -        (0.2)
                                                                        ------      ------
Net change in cash and cash equivalents.............................     (12.5)       14.9
Cash and cash equivalents at beginning of period....................      36.9        12.5
                                                                        ------      ------
Cash and cash equivalents at end of period..........................    $ 24.4      $ 27.4
                                                                        ======      ======

                 See notes to condensed financial statements.

                                  MIDAS, INC.
      CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                 (In millions)

                                      Number of Shares
                                      ----------------   Common                                Accumulated
                                      Common            Stock and           Compre-              Compre-
                                       Stock  Treasury   Paid-in  Treasury  hensive  Retained    hensive
                                      Issued    Stock    Capital   Stock    Income   Earnings    Income
                                      ------  --------  --------  --------  -------  --------  -----------
December 1998.......................  17.0     (0.2)     $27.1    $ (4.2)             $106.9     $(6.4)
Common shares issued under
 management restricted stock
 incentive plan.....................   0.3        -        6.1         -                   -         -

Purchase of treasury shares.........     -     (0.5)         -     (17.9)                  -         -

Stock option transactions...........     -      0.3       (4.1)      8.7                   -         -

Net income..........................     -        -          -         -    $ 6.5        6.5         -

Other comprehensive income Foreign
 currency translation adjustments...     -        -          -         -      0.4          -       0.4
                                                                            -----
Comprehensive income................     -        -          -         -    $ 6.9          -         -
                                                                            =====
Dividends to shareholders...........     -        -          -         -                (0.3)        -
                                      ----     ----      -----    ------              ------     -----
March 1999..........................  17.3     (0.4)     $29.1    $(13.4)             $113.1     $(6.0)
                                      ====     ====      =====    ======              ======     =====

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

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries ("Midas" or the "Company"). Midas became an independent, publicly held company on January 30, 1998 as the result of a spin-off by Whitman Corporation ("Whitman"). The unaudited condensed financial statements for the quarter ended March 27, 1999 cover a 13-week period, while the quarter ended March 28, 1998 covered a 14-week period.


NOTE 2.  Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                            For the three months
                                                ended March
                                            --------------------
                                              1999       1998
                                            -------    ---------
       Interest paid - Whitman...........   $   -      $ 1.0
       Interest paid - other.............     0.9        2.2
       Income tax (refunds)..............    (0.4)      (3.7)
       Income taxes paid.................     3.1        2.1


NOTE 3.  Inventories

Inventories, summarized by major classification, were as follows (in millions):

                             March    December
                             1999       1998
                          ----------  --------
                          (Unaudited)
Raw materials               $ 2.8      $ 2.5
Work in process               1.2        1.2
Finished goods               66.2       59.5
                            -----      -----
                            $70.2      $63.2
                            =====      =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        LIQUIDITY AND CAPITAL RESOURCES

Introduction:

     In anticipation of the January 30, 1998 spin-off from Whitman, Midas entities entered into three new debt agreements in January 1998. Midas, Inc. and its wholly-owned subsidiary, Midas International Corporation, entered into a five-year, unsecured revolving credit facility with a syndicate of commercial banks and financial institutions that enable the Company to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $200 million. Midas International Corporation also entered into a seven-year $50 million unsecured term loan arrangement with an institutional investor. Also in January 1998, Midas France S.A. entered into a 100 million French franc, five-year amortizing term loan.

     In January 1998, in order to settle its Whitman obligations of $210 million ($137.6 million dividend and $72.4 million of intercompany loans and advances), and to provide for working capital on and after the spin-off, Midas International Corporation borrowed $150 million under the revolving credit facility and $50 million under the term loan, while Midas France S.A. borrowed 100 million French francs ($16.4 million) under the French term loan.

     As a result of the spin-off related transactions noted above, the Company's total debt to capitalization increased from 24.4% at December 1997 to 68.5% at the quarter ended March 1998.

     On April 15,1998, Midas arranged a private placement of $75 million in unsecured debt at a fixed rate of 6.89% with an investment grade (BBB) rating. The maturity date of the debt is April 15, 2005. The proceeds were used to retire the $50 million term loan and $25 million in bank debt.

     In October 1998, Midas, Inc. and Magneti Marelli, S.p.A., a member of the Fiat Group, formed a strategic alliance to develop the Midas program in the business of fast auto service repair in Europe and South America. As part of the alliance, Midas sold its interests in Europe and South America to Magneti Marelli for $100 million in October 1998, and entered into a long-term license agreement. Midas will also receive on-going royalties throughout the term of the license agreement, as the shops in Europe will continue to operate using the Midas name.

     During the last three-quarters of 1998, the Company used a portion of the proceeds realized from the sale of Europe and the franchising of North America company-operated shops to retire $99.0 million of short and long-term debt. This reduction in debt lowered the Company's debt to capitalization from 68.5% at the end of March 1998, to 48.2% at December 1998.

1999 Activity:

     The Company generated net cash flows from operating activities of $5.1 million and $8.2 million for the three months ended March 1999 and 1998, respectively. The year-over-year decline was due to a normal seasonal increase in working capital in 1999 compared to a decline one year ago as a result of the franchising of company-operated shops and closing of low return distribution points.

     Investing activities used $2.8 million in cash in the first quarter of 1999 and provided $1.3 million during the comparable quarter one year ago. During the first quarter of 1998 the Company franchised a number of company-operated shops in conjunction with the strategic initiative to focus on franchising activities. This activity provided $8.8 million in proceeds from asset sales in 1998 and $1.5 million in 1999.

     Net cash used by financing activities was $14.8 million in the first quarter of 1999, which compared to cash provided by financing activities of $5.6 million one year ago. The primary factor in the variance was a net $14.0 million used in 1999 to repurchase common stock under a formal repurchase plan approved by the Company's Board of Directors in 1999.

     Midas' cash and cash equivalents totaled $24.4 million at March 1999 compared to $27.4 million at March 1998, respectively.

     Midas management believes that cash flows from operations and unused amounts available under the revolving credit facility will be sufficient to satisfy Midas' future working capital, capital investment, share repurchase and other financing requirements for the foreseeable future.

                             RESULTS OF OPERATIONS

              1999 First Quarter Compared with 1998 First Quarter.

     In order to execute the Company's business strategy, which is to become a focused and efficient operator of a North American franchisee and wholesale parts distribution network and a licensor of Midas trademarks and know-how outside North America, the Company undertook a number of initiatives in 1997 and 1998 that significantly affected the Company's financial statements. The most significant of these actions were the sale of Midas Europe and the franchising of virtually all of the company-operated shops in North America.

     The following is a summary of the Company's sales and revenues for the three months ended March 1999 and March 1998, respectively: ($ Millions)


                                                     Percent           Percent
                                              1999   To Total   1998   To Total
                                             -----   --------  ------  --------
Replacement parts sales...................   $53.6    63.3%    $ 60.6    46.2%
Company-operated shop retail sales........     4.8     5.7       43.4    33.1
Royalties and license fees................    15.7    18.5       16.8    12.8
Real estate rental revenues...............     9.9    11.7        8.9     6.8
Other.....................................     0.7     0.8        1.5     1.1
                                             -----   -----     ------   -----
Sales and revenues........................   $84.7   100.0%    $131.2   100.0%
                                             =====   =====     ======   =====

     Replacement parts sales decreased $7.0 million or 11.6% in the first quarter versus one year ago. The primary factors in this decline were; 13 weeks of operations in 1999 versus 14 weeks in the quarter ended March 1998, a reduction in selling prices to customers representing a pass-through of vendor price reductions granted to the Company and, the closing of several low return distribution points.

     Retail sales from company-operated shops decreased $38.6 million or 89% in the quarter due to a combination of; the sale of Midas Europe which operated 190 company owned shops and the franchising of 122 company-operated shops in North America over the past twelve months.

     Royalties and license fees decreased $1.1 million or 6.5% in the quarter due to the sale of Midas Europe. In 1998 the Company realized a 5% royalty on all franchisee sales. Under the license agreement entered into with the purchase of Midas Europe the Company earns a 2.5% royalty on all retail sales in Europe.

     Real estate rental revenues increased $1.0 million or 11.2% in the quarter versus one year ago due to the leasing of former company-operated shop real estate to franchisees.

     Other miscellaneous sales and revenues declined principally due to the sale of Midas Europe.

     In total, first quarter sales and revenues declined $46.5 million or 35.4% to $84.7 million versus $131.2 million in the year ago quarter.

     Cost of sales and revenues for the quarter declined $17.3 million or 27.8% from 1998 to $44.9 million. $13.4 million, or 77% of the decrease was due to the sale of Midas Europe in 1998 and the franchising of 122 company-operated shops over the past twelve months. The remainder of the decrease was due to lower replacement parts sales. Cost of sales and revenues as a percent to sales and revenues, increased from 47.4% in the quarter ended March 1998 to 53.0% in the current quarter. The increase in cost of sales and revenues as a percent to sales and revenues was due almost entirely to the sharp decline in the number of company-operated shops, which carried a much lower cost of sales component than the remaining business.

     Selling, general and administrative expenses for the quarter declined $30.0 million or 52.4% from 1998 to $27.3 million. $25.9 million or 86% of the decline was due to the sale of Midas Europe and the franchising of company-operated shops in North America. The remainder of the decrease was due to a combination of; 13 weeks of operations in the current quarter versus 14 weeks in the quarter one-year ago and generally lower ongoing costs as a result of cost reduction initiatives. Selling, general and administrative expenses in the quarter represented 32.2% of sales and revenues versus 43.7% in the year ago quarter. This decline was due to combination of the sharp decline in the number of company-operated shops which carried a substantially higher operating expense component than the ongoing business and generally lower costs as a result of cost reduction initiatives.

     Operating income for the quarter increased $0.8 million or 6.8% from 1998 to $12.5 million. The operating income margin for the quarter was 14.8% as compared to 8.9% in the first quarter one year ago. The improvement in operating income was due to a combination of the sale of Midas Europe and the franchising of company-operated shops in North America, as both of these businesses reported seasonally lower results in the first and fourth quarters and, generally lower costs as a result of cost reduction initiatives.

     There were no Whitman administrative charges in the current quarter due to the spin-off of the Company in the first quarter one year ago.

     Interest expense for the quarter declined $1.6 million or 42.1% from 1998 to $2.2 million. The decline in interest expense was principally the result of a substantial reduction in long-term debt over the past 12 months.



Year 2000 Update

     In 1997, the Company instituted a Year 2000 project to evaluate and remediate Year 2000 issues. The project is divided into three sections:

     . The Company's computer hardware, hardware operating systems and application software.
     . Franchisee computer hardware and application software, including point of sale hardware and software.
     . Supplier computer systems.

     The Company's State of Readiness. With respect to the Company's application hardware, hardware operating systems and application software, substantial progress has been made, utilizing both internal and external resources in remediating those systems deemed not to be Year 2000 compliant. Management expects that by September 1999 all of the Company's internal computer systems will be Year 2000 compliant.

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

     The Cost to Address the Company's Year 2000 Issues. Through March 1999, the Company has spent approximately $4.1 million in connection with the Year 2000 project. Management estimates that an additional $0.5 million will be required to be spent to ensure all of the Company's systems are Year 2000 compliant. Management is unable to project at this time the cost to the Company, if any, of ensuring that substantially all franchisee systems are Year 2000 compliant.

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



Date:  May 11, 1999                 By: /s/ EDWIN A. GRELL
                                        ------------------
                                        Edwin A. Grell
                                        Vice President and Controller
                                        (As Chief Accounting Officer and Duly
                                        Authorized Officer of Midas, Inc.