Form 10-Q
period 1999-06-26
MIDAS INC
filed 1999-08-06
CIK 1046131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



  /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

              For the quarterly period ended         June 26, 1999


                                       OR


  / /  TRANSITION REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from                     to


                       Commission file number   01-13409


                                  MIDAS, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                                      36-4180556

(State or Other Jurisdiction of              (I.RS. Employer Identification No.)
 Incorporation or Organization)



1300 Arlington Heights Road Itasca, Illinois               60143

  (Address of principal executive offices)               (Zip Code)



                                 (630) 438-3000

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

The registrant had 16,359,390 shares of common stock outstanding as of June 26, 1999.

                                  MIDAS, INC.
                                   CONTENTS



PART I  FINANCIAL INFORMATION

     Item 1. Financial Statement
              Condensed Statements of Operations
              Condensed Balance Sheets
              Condensed Statements of Cash Flows
              Condensed Statement of Changes in Shareholders' Equity Notes to Condensed Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II  OTHER INFORMATION

     Item 2(a) Summary of Amendment to Agreement


SIGNATURE

PART 1. FINANCIAL INFORMATION

Item 1: Financial Statements


                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
           (In millions, except for earnings and dividends per share)

                                                                  For the quarter        For the six months
                                                                     ended June              ended June
                                                                     ----------              ----------
                                                                  1999        1998        1999        1998
                                                                  ----        ----        ----        ----
                                                               (13 Weeks)  (13 Weeks)  (26 Weeks)  (27 Weeks)

Sales and revenues...........................................     $ 98.5      $141.8      $183.2      $273.0
Cost of sales and revenues...................................       53.0        67.9        97.9       130.1
Selling, general, and administrative expenses................       24.3        52.2        51.6       109.5
                                                                  ------      ------      ------      ------
   Operating income..........................................       21.2        21.7        33.7        33.4
                                                                  ------      ------      ------      ------
Whitman charges..............................................          -           -           -     (   1.1)
                                                                  ------      ------      ------      ------
Interest expense:
  Whitman....................................................          -           -           -      (  0.5)
  Other......................................................     (  2.1)     (  3.4)     (  4.3)     (  6.7)
                                                                  ------      ------      ------      ------
   Total interest expense....................................     (  2.1)     (  3.4)     (  4.3)     (  7.2)
                                                                  ------      ------      ------      ------
Other income (expense), net..................................        1.4         0.4         1.9         0.8
                                                                  ------      ------      ------      ------
   Income before taxes.......................................       20.5        18.7        31.3        25.9
Income taxes.................................................        8.2         7.5        12.5        10.5
                                                                  ------      ------      ------      ------
Net income...................................................     $ 12.3      $ 11.2      $ 18.8      $ 15.4
                                                                  ======      ======      ======      ======

Earnings per share:
  Basic......................................................     $  .74      $  .66      $ 1.12      $  .91
                                                                  ======      ======      ======      ======
  Diluted....................................................     $  .72      $  .65      $ 1.09      $  .89
                                                                  ======      ======      ======      ======


Dividends per common share...................................     $  .02      $  .02      $  .04      $  .02
                                                                  ======      ======      ======      ======

Average number of shares
  Common shares outstanding..................................       16.6        16.9        16.7        16.9
  Equivalent shares on outstanding stock options.............         .5          .3          .6          .3
                                                                  ------      ------      ------      ------
  Shares applicable to diluted earnings......................       17.1        17.2        17.3        17.2
                                                                  ======      ======      ======      ======

                 See notes to condensed financial statements.

                                  MIDAS, INC.
                      CONDENSED BALANCE SHEETS (Unaudited)
                                 (In millions)

                                                                            June          December
                                                                            1999            1998
                                                                            ----            ----
Assets:
Current assets:
  Cash and cash equivalents............................................    $  9.8          $ 36.9
  Receivables, net.....................................................      54.7            39.4
  Inventories..........................................................      65.9            63.2
  Other current assets.................................................      24.5            24.8
                                                                           ------          ------
    Total current assets...............................................     154.9           164.3
Property and equipment, net............................................     145.1           142.8
Intangible assets, net.................................................       0.1             2.1
Other assets...........................................................      18.1            16.1
                                                                           ------          ------
    Total assets.......................................................    $318.2          $325.3
                                                                           ======          ======

Liabilities and Equity:
Current liabilities:
  Short-term debt......................................................    $  1.7          $  1.6
  Accounts and dividends payable......................................       31.5            19.5
  Accrued expenses.....................................................      35.0            42.2
                                                                           ------          ------
    Total current liabilities..........................................      68.2            63.3
Long-term debt.........................................................     101.4           102.2
Obligations under capital leases.......................................       9.6            10.8
Deferred income taxes and other liabilities............................      28.2            25.6
                                                                           ------          ------
    Total liabilities..................................................     207.4           201.9
                                                                           ------          ------
Shareholders' equity:
  Common stock ($.001 par value, 100 million shares
   authorized, 17.3 million shares issued - June 1999 and
   17.0 million shares issued - December 1998) and paid-in capital.....      27.0            27.1
  Treasury stock (.9 million shares - June 1999 and
   .2 million shares - December 1998, at cost).........................     (29.6)           (4.2)
  Notes receivable from common stock sold to officers..................      (6.1)              -
  Retained income......................................................     125.0           106.9
  Accumulated other comprehensive income (loss)........................      (5.5)           (6.4)
                                                                           ------          ------
  Total shareholders' equity...........................................     110.8           123.4
                                                                           ------          ------
   Total liabilities and equity........................................    $318.2          $325.3
                                                                           ======          ======

       See notes to condensed financial statements.

                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In millions)

                                                                    For the six months
                                                                        Ended June
                                                                   1999            1998
                                                                   ----            ----
Cash flows from operating activities:
 Net income...................................................    $ 18.8         $  15.4
 Adjustments reconciling net income to
  net cash provided by operating activities:
   Depreciation and amortization..............................       5.7             8.6
   Cash outlays for business transformation costs.............      (7.2)          (12.6)
  Changes in assets and liabilities...........................      (2.2)           19.6
                                                                  ------         -------
Net cash provided (used) by operating activities..............      15.1            31.0
                                                                  ------         -------
Cash flows from investing activities:
  Capital investments.........................................     (12.6)           (9.5)
  Proceeds from sales of property and equipment...............       5.4            18.4
                                                                  ------         -------
Net cash provided (used) in investing activities..............      (7.2)            8.9
                                                                  ------         -------
Cash flows from financing activities:
  Long-term debt incurred.....................................         -           291.4
  Short-term borrowings.......................................         -             5.0
  Long-term debt repayments...................................      (0.6)         (142.8)
  Payment of obligations under capital leases.................      (0.3)           (0.4)
  Cash received for common stock..............................       6.7             1.0
  Cash paid for treasury shares...............................     (40.1)           (2.6)
  Net increase (decrease) in loans and
   advances from Whitman......................................         -           (55.5)
  Dividends paid to shareholders..............................      (0.7)              -
  Dividends paid to Whitman...................................         -          (137.6)
                                                                  ------         -------
Net cash provided (used) by financing activities..............     (35.0)          (41.5)
                                                                  ------         -------
Effect of exchange rate changes on
 Cash and cash equivalents....................................         -            (0.1)
                                                                  ------         -------
Net change in cash and cash equivalents.......................     (27.1)           (1.7)
Cash and cash equivalents at beginning of period..............      36.9            12.5
                                                                  ------         -------
Cash and cash equivalents at end of period....................    $  9.8         $  10.8
                                                                  ======         =======

See notes to condensed financial statements.

                                  MIDAS, INC.
       CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                 (In millions)

                                                                 Notes
                                                              receivable
                                        Common                   from                               Accumulated
                                      stock and                 common       Compre-                   compre-
                                       paid-in    Treasury    stock sold     hensive    Retained       hensive
                                       capital      stock     to officers    income     earnings       income
                                       -------      -----     -----------    ------     --------       ------
December 1998......................     $27.1      $ (4.2)       $   -                  $106.9         $(6.4)
Common shares issued under
 management stock incentive plan...       6.1           -         (6.1)                      -             -

Purchase of treasury shares........         -       (40.1)           -                       -             -

Stock option transactions..........      (6.2)       14.7            -                       -             -

Net income.........................         -           -            -        $18.8       18.8             -

Other comprehensive income
 Foreign currency translation
 adjustments.......................         -           -            -          0.9          -           0.9
                                                                              -----
Comprehensive income...............         -           -            -        $19.7          -             -
                                                                              =====

Dividends to shareholders..........         -           -            -                    (0.7)            -
                                        -----      ------         -----                 ------         -----
June 1999..........................     $27.0      $(29.6)        $(6.1)                $125.0         $(5.5)
                                        =====      ======         =====                 ======         =====

                                                               Number of Shares
                                                               ----------------
                                                               Common      Treasury
                                                            stock issued     stock
                                                            ------------     -----
          December 1998...................................      17.0         (0.2)
          Common shares issued under
           management stock incentive plan................       0.3            -

          Purchase of treasury shares.....................         -         (1.2)

          Stock option transactions.......................         -          0.5
                                                                ----         ----
          June 1999.......................................      17.3         (0.9)
                                                                ====         ====

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

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries ("Midas" or the "Company"). Midas became an independent, publicly held company on January 30, 1998 as the result of a spin-off by Whitman Corporation ("Whitman"). The unaudited condensed financial statements for the quarters ended June 26, 1999 and June 27, 1998 both cover a 13-week period, while the six months ended June 26, 1999 cover a 26-week period compared to a 27-week period for the six months ended June 27, 1998.

NOTE 2. Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                                         For the six months
                                                             ended June
                                                             ----------
                                                           1999      1998
                                                           ----     -----
     Interest paid - Whitman..........................    $  -      $ 1.0
     Interest paid - other............................      4.4       4.4
     Income tax (refunds).............................     (0.4)     (3.7)
     Income taxes paid................................     10.4       4.6

NOTE 3. Inventories

Inventories, summarized by major classification, were as follows (in millions):

                                         June         December
                                         1999           1998
                                         ----           ----
                                      (Unaudited)
               Raw materials            $ 2.7           $ 2.5
               Work in process            1.0             1.2
               Finished goods            62.2            59.5
                                        -----           -----
                                        $65.9           $63.2
                                        =====           =====

NOTE 4. Segment Reporting

As noted in the Company's 1998 annual report segment disclosure, Midas operates in a single business segment, that is an operator of a North American (United States and Canada) franchise and wholesale parts distribution network and a licensor of Midas trademarks and know-how outside of North America. Sales by major product categories for the segment are included in Management's Discussion and Analysis of Results of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                        LIQUIDITY AND CAPITAL RESOURCES

Introduction:

     In anticipation of the January 30, 1998 spin-off from Whitman, Midas entities entered into three debt agreements in January 1998. Midas, Inc. and its wholly-owned subsidiary, Midas International Corporation, entered into a five-year, unsecured revolving credit facility with a syndicate of commercial banks and financial institutions that enable the Company to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $200 million. Midas International Corporation also entered into a seven-year $50 million unsecured term loan arrangement with an institutional investor. Also in January 1998, Midas France S.A. entered into a 100 million French franc, five-year amortizing term loan.

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

     During the last three-quarters of 1998, the Company used a portion of the proceeds realized from the sale of Europe and the franchising of North America company-operated shops to retire $99.0 million of short and long-term debt. This reduction in debt lowered the Company's debt to capitalization from 61.3% at the end of June 1998, to 48.2% at December 1998. At the end of June 1999, the debt to capitalization ratio increased to 50.4% as shareholders' equity decreased as the result of treasury stock purchases under a common stock repurchase plan approved by the Company's Board of Directors in the first quarter of 1999.

1999 Activity:

     The Company generated net cash flows from operating activities of $15.1 million and $31.0 million for the six months ended June 1999 and 1998, respectively. The year-over-year decline was due to a normal seasonal increase in working capital in 1999 compared to a decline one year ago as a result of the franchising of company-operated shops and closing of low return wholesale product distribution points.

     Investing activities used $7.2 million in cash in the first six months of 1999 and provided $8.9 million during first half of 1998. During the six months of 1998 the Company franchised a number of company-operated shops in conjunction with the strategic initiative to focus on franchising activities. This activity provided $18.4 million in proceeds from asset sales in 1998 and $5.4 million in 1999.

     Net cash used by financing activities was $35.0 million and $41.5 million for the six months ended June 1999 and 1998, respectively. The primary factor in the 1999 activity was $40.1 million used to repurchase common stock.

     Midas' cash and cash equivalents totaled $9.8 million at June 1999 compared to $10.8 million at June 1998, respectively.

     Midas management believes that cash flows from operations and unused amounts available under the revolving credit facility will be sufficient to satisfy Midas' future working capital, capital investment, share repurchase and other financing requirements for the foreseeable future.

                             RESULTS OF OPERATIONS

             1999 Second Quarter Compared with 1998 Second Quarter.

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

     The following is a summary of the Company's sales and revenues for the quarter ended June 1999 and June 1998, respectively: ($ Millions)

                                                  Percent             Percent
                                           1999   to total    1998    to total
                                           ----   --------    ----    --------
     Replacement parts sales............  $66.5     67.5%    $ 70.3     49.6%
     Company-operated shop retail sales.    3.0      3.0       40.3     28.4
     Royalties and license fees.........   18.3     18.6       19.4     13.7
     Real estate rental revenues........   10.0     10.2        9.4      6.6
     Other..............................    0.7      0.7        2.4      1.7
                                          -----    -----     ------    -----
     Sales and revenues.................  $98.5    100.0%    $141.8    100.0%
                                          =====    =====     ======    =====

     Replacement parts sales decreased $3.8 million or 5.4% during the second quarter versus one year ago. The primary factors in this decline were: a decrease in demand for exhaust products, a reduction in selling prices to customers representing a pass-through of vendor price reductions granted to the Company, and the closing of several low return distribution points.

     Retail sales from company-operated shops decreased $37.3 million or 93% in the quarter due to a combination of: the sale of Midas Europe which operated 190 company-owned shops and the franchising of 160 company-operated shops in North America since December 1997.

     Royalties and license fees decreased $1.1 million or 5.7% in the quarter principally due to the sale of Midas Europe. In 1998 the Company realized a 5% royalty on all franchisee sales. Under the license agreement entered into with the purchaser of Midas Europe, the Company earns a 2.5% royalty on all retail sales in Europe.

     Real estate rental revenues increased $0.6 million or 6.4% in the quarter versus one year ago due to the leasing of former company-operated shop real estate to franchisees.

     Other sales and revenues declined principally due to the sale of Midas Europe.

     In the aggregate, second quarter sales and revenues declined $43.3 million or 30.5% to $98.5 million versus $141.8 million in the year ago quarter.

     Cost of sales and revenues for the quarter declined $14.9 million or 21.9% from 1998 to $53.0 million. $12.1 million of the decrease was due to the sale of Midas Europe in 1998 and the franchising of company-operated shops. The remainder of the decrease was due to lower replacement parts sales. Cost of sales and revenues as a percent to sales and revenues, increased from 47.9% in the quarter ended June 1998 to 53.8% in the current quarter. The increase in cost of sales and revenues as a percent to sales and revenues was due almost entirely to the sharp decline in the number of company-operated shops, which carried a substantially higher gross margin designed to recover the relatively higher labor and other operating expenses of a retail operation.

     Selling, general and administrative expenses for the quarter declined $27.9 million or 53.4% from 1998 to $24.3 million. The sale of Midas Europe and the franchising of company-operated shops in North America reduced selling, general and administrative expenses by $28.1 million for the quarter. Selling, general and administrative expenses in the quarter represented 24.7% of sales and revenues versus 36.8% in the year ago quarter. This decline was due to the sale of Midas Europe and to a sharp decline in the number of company-operated shops, which carried a substantially higher operating expense component than the ongoing business.

     Operating income for the quarter decreased $0.5 million or 2.3% from 1998 to $21.2 million. The operating income margin for the quarter was 21.5% as compared to 15.3% in the second quarter one year ago. The improvement in operating income margin was due to a combination of the sale of Midas Europe and the franchising of company-operated shops in North America.

     Interest expense for the quarter declined $1.3 million or 38.2% from 1998 to $2.1 million. The decline in interest expense was due to a reduction in long-term debt over the past 12 months.

     Other income for the quarter was $1.0 above last year. This increase was the result of an additional $1.0 million gain from the finalization of the sale of Midas Europe to Magneti Marelli, S.p.A.



    Six months ended June 1999 Compared with the Six months ended June 1998

     The following is a summary of the Company's sales and revenues for the six months ended June 1999 and June 1998, respectively: ($ Millions)

                                                   Percent             Percent
                                           1999    To total    1998    to total
                                           ----    --------    ----    --------
     Replacement parts sales............  $120.1     65.6%    $130.9     47.9%
     Company-operated shop retail sales.     7.8      4.2       83.7     30.7
     Royalties and license fees.........    34.0     18.6       36.2     13.3
     Real estate rental revenues........    19.9     10.9       18.3      6.7
     Other..............................     1.4      0.7        3.9      1.4
                                          ------    -----     ------    -----
     Sales and revenues.................  $183.2    100.0%    $273.0    100.0%
                                          ======    =====     ======    =====

     Replacement parts sales decreased $10.8 million or 8.3% during the first six months of 1999 versus one year ago. The primary factors in this decline were: a decrease in demand for exhaust products, 26 weeks of operations in 1999 versus 27 weeks in 1998, a reduction in selling prices to customers representing a pass-through of vendor price reductions granted to the Company, and the closing of several low return distribution points.

     Retail sales from company-operated shops decreased $75.9 million or 91% during the first six months of 1999 versus a year ago. The decrease was due to a combination of: the sale of Midas Europe, which owned and operated 190 company shops, and the franchising of 160 company-operated shops in North America since December 1997.

     Royalties and license fees decreased $2.2 million or 6.1% during the first six months of 1999 compared to 1998 due to the sale of Midas Europe. In 1998 the Company realized a 5% royalty on all franchisee sales. Under the license agreement entered into with the purchaser of Midas Europe, the Company earns a 2.5% royalty on all retail sales in Europe.

     Real estate rental revenues increased $1.6 million or 8.7% during the first six months versus one year ago due to the leasing of former company-operated shop real estate to franchisees.

     Other sales and revenues declined principally due to the sale of Midas Europe.

     In the aggregate, sales and revenues for the first half of 1999 declined $89.8 million or 32.9% to $183.2 million versus $273.0 million a year ago.

     Cost of sales and revenues for the first six months of 1999 declined $32.2 million or 24.8% from 1998 to $97.9 million. $24.6 million, or 76% of the decrease was due to the sale of Midas Europe in 1998 and the franchising of company-operated shops in North America. The remainder of the decrease was due to lower replacement parts sales. Cost of sales and revenues as a percent to sales and revenues, increased from 47.7% in the six months ended June 1998 to 53.4% in the current six month period. This percentage increase was due almost entirely to the sharp decline in the number of company-operated shops, which carried a substantially lower cost of sales component than the remaining business.

     Selling, general and administrative expenses for the six months ended June 1999 declined $57.9 million or 52.9% from 1998 to $51.6 million. $59.1 million of the decline was due to the sale of Midas Europe and the franchising of company-operated shops in North America. Selling, general and administrative expenses for the six months ended June 1999 represented 28.2% of sales and revenues versus 40.1% a year ago. This decline was due to the sale of Midas Europe and to a sharp decline in the number of company-operated shops, which carried a substantially higher operating expense component than the ongoing business.

     Operating income for the six months ended June 1999 increased $0.3 million or 0.9% from 1998 to $33.7 million. The operating income margin for the first half of 1999 was 18.4% compared to 12.2% a year ago. The improvement in operating income margin was due to a combination of the sale of Midas Europe and the franchising of company-operated shops in North America.

     Interest expense for the six months declined $2.9 million or 40.3% from 1998 to $4.3 million. The decline in interest expense was the result of a reduction in long-term debt.

     Other income for the six months was $1.1 above last year primarily because of the previously noted $1.0 million gain on the finalization of the sale of Midas Europe.

Year 2000 Update

     In 1997, the Company instituted a Year 2000 project to evaluate and remediate Year 2000 issues. The project was divided into three sections:

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

     With respect to franchisee systems, the Company has conducted surveys and engaged in discussions with current franchisee systems vendors and it has been determined that a substantial number of the franchisee systems are not Year 2000 compliant. The Company is working with third party vendors to ensure compliance. Management believes that in the fourth quarter of 1999 substantially all of the franchisee systems will be Year 2000 compliant.

     With respect to the Company's suppliers, the Company initiated discussions with major suppliers in the fourth quarter of 1998 to determine their state of readiness and/or plans to become Year 2000 compliant and believes that virtually all will be 2000 compliant by year end.


     The Cost to Address the Company's Year 2000 Issues. Through June 1999, the Company has spent approximately $4.1 million in connection with the Year 2000 project. Management estimates that an additional $0.6 million will be required to be spent to ensure all of the Company's systems are Year 2000 compliant. Management is unable to project at this time the cost to the Company, if any, of ensuring that substantially all franchisee systems are Year 2000 compliant.

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

PART II. OTHER INFORMATION

Item 2(a): Summary of Amendment to Rights Agreement

     On May 12, 1999, the Company and First Chicago Trust Company of New York (the "Rights Agent") amended the Rights Agreement dated as of December 31, 1997 (the "Rights Agreement"), between the Company and the Rights Agent.

     The amendment (i) reduces from 15% to 13.0% the beneficial ownership threshold that results in a person becoming an Acquiring Person under the Rights Agreement (excluding any holder of between 13.0% and 15% of the Company's Common Stock as of May 12, 1999, so long as, with limited exceptions, such holder does not become the holder of additional shares) and (ii) reduces from 15% to 13.0% the percentage relating to a tender or exchange offer that will result in a distribution of rights under the Rights Agreement.

     The preceding description is not intended to serve as a summary of the terms of the Rights. A more complete summary of the terms of the Rights, as amended, is contained in the Company's Registration Statement on Form 10/A No.4 that was filed by the Company with the SEC on May 12, 1999. A copy of the amendment to the Rights Agreement was filed as an exhibit to that Form 10/A Registration Statement. A copy of the Rights Agreement (including the amendment) is available free of charge from the Rights Agent.


Exhibit 27, Financial Data Schedule, was filed only electronically with the
             Securities Exchange Commission.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 6, 1999                    By:    /s/ EDWIN A. GRELL
                                             -----------------------------------
                                        Edwin A. Grell
                                        Vice President and Controller
                                        (As Chief Accounting Officer and Duly
                                        Authorized Officer of Midas, Inc.)