Form 10-Q
period 1999-09-25
MIDAS INC
filed 1999-11-04
CIK 1046131

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



   /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 25, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The registrant had 16,268,197 shares of common stock outstanding as of September 25, 1999.

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

     No additional information is enclosed.


SIGNATURE

PART 1.  FINANCIAL INFORMATION

Item 1:  Financial Statements


                                  MIDAS, INC.
                CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
          (In millions, except for earnings and dividends per share)



                                                                  For the quarter       For the nine months
                                                                  ended September         ended September
                                                                --------------------   ---------------------
                                                                  1999        1998        1999        1998
                                                                --------    --------    --------    --------
                                                               (13 Weeks)  (13 Weeks)  (39 Weeks)  (40 Weeks)

Sales and revenues...........................................   $   92.4    $  138.6    $  275.6    $  411.6
Cost of sales and revenues...................................       50.0        68.0       147.9       198.1
Selling, general, and administrative expenses................       20.9        46.2        72.5       155.7
                                                                --------    --------    --------    --------
    Operating income.........................................       21.5        24.4        55.2        57.8
                                                                --------    --------    --------    --------
Whitman charges..............................................          -           -           -      (  1.1)
                                                                --------    --------    --------    --------
Interest expense:
    Whitman..................................................          -           -           -      (  0.5)
    Other....................................................      ( 2.0)     (  3.0)     (  6.3)     (  9.7)
                                                                --------    --------    --------    --------
     Total interest expense..................................      ( 2.0)     (  3.0)     (  6.3)     ( 10.2)
                                                                --------    --------    --------    --------
Other income (expense), net..................................        0.8         0.6         2.7         1.4
                                                                --------    --------    --------    --------
     Income before taxes.....................................       20.3        22.0        51.6        47.9
Income taxes.................................................        8.1         8.9        20.6        19.4
                                                                --------    --------    --------    --------
Net income...................................................   $   12.2    $   13.1    $   31.0    $   28.5
                                                                ========    ========    ========    ========
Earnings per share:
  Basic......................................................   $    .75    $    .77    $   1.87    $   1.68
                                                                ========    ========    ========    ========
  Diluted....................................................   $    .73    $    .76    $   1.82    $   1.65
                                                                ========    ========    ========    ========

Dividends per common share...................................   $    .02    $    .02    $    .06    $    .04
                                                                ========    ========    ========    ========

Average number of shares
  Common shares outstanding..................................       16.3        16.9        16.6        16.9
  Equivalent shares on outstanding stock options.............         .3          .4          .4          .4
                                                                --------    --------    --------    --------
  Shares applicable to diluted earnings......................       16.6        17.3        17.0        17.3
                                                                ========    ========    ========    ========


                 See notes to condensed financial statements.

                                  MIDAS, INC.
                     CONDENSED BALANCE SHEETS (Unaudited)
                                 (In millions)

                                                                                       September          December
                                                                                          1999              1998
                                                                                       ---------          --------
Assets:
Current assets:
   Cash and cash equivalents.....................................................      $    28.8          $   36.9
   Receivables, net..............................................................           53.7              39.4
   Inventories...................................................................           61.2              63.2
   Other current assets..........................................................           23.0              24.8
                                                                                       ---------          --------
    Total current assets.........................................................          166.7             164.3
Property and equipment, net......................................................          142.9             142.8
Other assets.....................................................................           17.0              18.2
                                                                                       ---------          --------
    Total assets.................................................................      $   326.6          $  325.3
                                                                                       =========          ========

Liabilities and Equity:
Current liabilities:
   Short-term debt...............................................................      $     1.8          $    1.6
   Accounts and dividends  payable...............................................           31.2              19.5
   Accrued expenses..............................................................           37.1              42.2
                                                                                       ---------          --------
    Total current liabilities....................................................           70.1              63.3
Long-term debt...................................................................          101.2             102.2
Obligations under capital leases.................................................            9.4              10.8
Deferred income taxes and other liabilities......................................           25.7              25.6
                                                                                       ---------          --------
    Total liabilities............................................................          206.4             201.9
                                                                                       ---------          --------
Shareholders' equity:
   Common stock ($.001 par value, 100 million shares
    authorized, 17.3 million shares issued - September 1999 and
    17.0 million shares issued - December 1998) and paid-in capital..............           26.8              27.1
   Treasury stock (1.0 million shares - September 1999 and
    .2 million shares - December 1998, at cost)..................................          (31.8)             (4.2)
   Notes receivable from common stock sold to officers...........................           (6.1)                -
   Retained income...............................................................          136.9             106.9
   Accumulated other comprehensive income (loss).................................           (5.6)            ( 6.4)
                                                                                       ---------          --------
    Total shareholders' equity...................................................          120.2             123.4
                                                                                       ---------          --------
         Total liabilities and equity............................................      $   326.6          $  325.3
                                                                                       =========          ========


                 See notes to condensed financial statements.

                                  MIDAS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In millions)

                                                                        For the nine months
                                                                         ended  September
                                                                       ---------------------
                                                                          1999       1998
                                                                       ---------   ---------
Cash flows from operating activities:
  Net income.......................................................    $    31.0   $    28.5
  Adjustments reconciling net income to
   net cash provided by operating activities:
    Depreciation and amortization..................................          8.3        12.6
    Cash outlays for business transformation costs.................         (9.6)      (16.3)
  Changes in assets and liabilities................................          8.1        25.2
                                                                       ---------   ---------
Net cash provided (used) by operating activities...................         37.8        50.0
                                                                       ---------   ---------
Cash flows from investing activities:
  Capital investments..............................................        (15.6)      (10.0)
  Proceeds from sales of property and equipment....................          8.2        23.7
                                                                       ---------   ---------
Net cash provided (used) in investing activities...................         (7.4)       13.7
                                                                       ---------   ---------
Cash flows from financing activities:
  Long-term debt incurred..........................................            -       291.4
  Short-term borrowings............................................            -         0.3
  Long-term debt repayments........................................         (0.8)     (154.4)
  Payment of obligations under capital leases......................         (0.5)       (0.5)
  Cash received for common stock...................................          7.1         2.6
  Cash paid for treasury shares....................................        (43.3)       (4.6)
  Net increase (decrease) in loans and
   advances from Whitman...........................................            -       (55.5)
  Dividends paid to Whitman........................................            -      (137.6)
  Dividends paid to shareholders...................................         (1.0)       (0.3)
                                                                       ---------   ---------
Net cash provided (used) by financing activities...................        (38.5)      (58.6)
                                                                       ---------   ---------
Effect of exchange rate changes on
 Cash and cash equivalents.........................................            -        (0.3)
                                                                       ---------   ---------
Net change in cash and cash equivalents............................         (8.1)        4.8
Cash and cash equivalents at beginning of period...................         36.9        12.5
                                                                       ---------   ---------
Cash and cash equivalents at end of period.........................    $    28.8   $    17.3
                                                                       =========   =========

                 See notes to condensed financial statements.

                                  MIDAS, INC.
      CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                 (In millions)


                                                                    Notes
                                                                 receivable
                                         Common                     from
                                        stock and                  common                                      Accumulated
                                         paid-in     Treasury     stock sold    Comprehensive    Retained     comprehensive
                                         capital       stock     to officers       income        earnings        income
                                        ---------    --------    -----------    -------------    --------     -------------
December 1998......................     $    27.1    $   (4.2)   $         -                     $  106.9     $        (6.4)
Common shares issued under
 management stock incentive plan...           6.1           -           (6.1)                           -                 -

Purchase of treasury shares........             -       (43.3)             -                            -                 -

Stock option transactions..........          (6.4)       15.7              -                            -                 -

Net income.........................             -           -              -    $        31.0        31.0                 -

Other comprehensive income -
 foreign currency translation
 adjustments.......................             -           -              -              0.8           -               0.8
                                                                                -------------

Comprehensive income...............             -           -              -    $        31.8           -                 -
                                                                                =============

Dividends to shareholders..........             -           -              -                         (1.0)                -
                                        ---------    --------    -----------                     --------     -------------
September 1999.....................     $    26.8    $  (31.8)   $      (6.1)                    $  136.9     $        (5.6)
                                        =========    ========    ===========                     ========     =============

                                                                        Number of Shares
                                                                 ----------------------------
                                                                   Common          Treasury
                                                                  stock issued       stock
                                                                 --------------   -----------
               December 1998..................................             17.0          (0.2)
               Common shares issued under
                management stock incentive plan...............              0.3             -

               Purchase of treasury shares....................                -          (1.3)

               Stock option transactions......................                -           0.5
                                                                 --------------   -----------
               September 1999.................................             17.3          (1.0)
                                                                 ==============   ===========


                 See notes to condensed financial statements.

                                  MIDAS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 25, 1999 and September 26, 1998 and of its financial position as of September 25, 1999. All such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 25, 1999 and September 26, 1998 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries ("Midas" or the "Company"). Midas became an independent, publicly held company on January 30, 1998 as the result of a spin-off by Whitman Corporation ("Whitman"). The unaudited condensed financial statements for the quarters ended September 25, 1999 and September 26, 1998 both cover a 13-week period, while the nine months ended September 25, 1999 cover a 39-week period compared to a 40-week period for the nine months ended September 26, 1998.

NOTE 2. Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                                                         For the nine months
                                                                           Ended September
                                                                      --------------------------
                                                                         1999            1998
                                                                      ----------      ----------
     Interest paid - Whitman......................................    $        -      $      1.0
     Interest paid - other........................................           4.2             6.6
     Income tax (refunds).........................................          (0.4)           (4.5)
     Income taxes paid............................................          17.3            13.2

NOTE 3. Inventories

Inventories, summarized by major classification, were as follows (in millions):

                                         September         December
                                            1999             1998
                                        -----------       ----------
                                        (Unaudited)
               Raw materials            $       3.1       $      2.5
               Work in process                  0.9              1.2
               Finished goods                  57.2             59.5
                                        -----------       ----------
                                        $      61.2       $     63.2
                                        ===========       ==========

NOTE 4. Segment Reporting

As noted in the Company's 1998 annual report, Midas operates in a single business segment, that is an operator of a North American (United States and Canada) franchise and wholesale parts distribution network and a licensor of Midas trademarks and know-how outside of North America. Sales by major product categories are presented in Management's Discussion and Analysis of Results of Operations.

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

     In January 1998, in order to settle its Whitman obligations of $210 million ($137.6 million dividend and $72.4 million of intercompany loans and advances), and to provide for working capital after the spin-off, Midas International Corporation borrowed $150 million under the revolving credit facility and $50 million under the term loan, while Midas France S.A. borrowed 100 million French francs ($16.4 million) under the French term loan.

     As a result of the spin-off related transactions noted above, the Company's total debt to capitalization increased from 24.4% at December 1997 to 68.5% at March 1998.

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

     During 1998, the Company used a portion of the proceeds realized from the sale of Midas Europe and the franchising of North America company-operated shops to retire $99.0 million of short and long-term debt. This reduction in debt lowered the Company's debt to 48.2% at December 1998. At the end of September 1999, the debt to capitalization ratio increased to 48.4% as shareholders' equity decreased as the result of treasury stock purchases under a common stock repurchase plan approved by the Company's Board of Directors in the first quarter of 1999.

1999 Activity:

     The Company generated net cash flows from operating activities of $37.8 million and $50.0 million for the nine months ended September 1999 and 1998, respectively. The year-over-year decline was due to a normal seasonal increase in working capital in 1999; in 1998 working capital requirements had declined as a result of the franchising of company-operated shops and closing of low return wholesale product distribution points.

     Investing activities used $7.4 million in cash in the first nine months of 1999 and provided $13.7 million during nine months of 1998. During the nine months of 1998 the Company franchised a number of company-operated shops in conjunction with the strategic initiative to focus on franchising activities. This activity provided $16.9 million in proceeds from asset sales in 1998 and $4.1 million in 1999. In addition, 1999 results include $3.0 million in proceeds from the sale of exhaust manufacturing machinery and equipment.

     Net cash used by financing activities was $38.5 million and $58.6 million for the nine months ended September 1999 and 1998, respectively. The primary factor in the 1999 activity was $43.3 million used to repurchase common stock.

     Midas' cash and cash equivalents totaled $28.8 million at September 1999 compared to $17.3 million at September 1998.

     Midas management believes that cash flows from operations and unused amounts available under the revolving credit facility will be sufficient to satisfy Midas' future working capital, capital investment, share repurchase and other financing requirements for the foreseeable future.

                             RESULTS OF OPERATIONS

             1999 Third Quarter Compared with 1998 Third Quarter.

     In order to execute the Company's business strategy, which is to become a focused and efficient operator of a North American franchisee and wholesale parts distribution network and a licensor of Midas trademarks and know-how outside North America, the Company undertook a number of initiatives in 1997 and 1998 that significantly affected the Company's financial statements. The most significant of these actions were the sale of the Company's European operations and the franchising of virtually all of the company-operated shops in North America. These two initiatives accounted for nearly 90 percent or $41.0 million of the third quarter decrease in sales and revenues. Although these actions in the aggregate have improved earnings in 1999, they have made quarterly comparisons of results difficult as historically European and North American company-operated shops realized a substantial portion of their annual sales and earnings in the second and third quarters of the year.

     The following is a summary of the Company's sales and revenues for the quarter ended September 1999 and September 1998, respectively: ($ Millions)

                                                             Percent                  Percent
                                                   1999      to total       1998      to total
                                                 --------   ----------    --------   ----------
     Replacement parts sales.................    $   61.9         67.0%   $   67.8         48.9%
     Company-operated shop retail sales......         1.5          1.6        39.1         28.2
     Royalties and license fees..............        18.6         20.1        19.8         14.3
     Real estate rental revenues.............        10.2         11.0         9.5          6.9
     Other...................................         0.2          0.3         2.4          1.7
                                                 --------   ----------    --------   ----------
     Sales and revenues......................    $   92.4        100.0%   $  138.6        100.0%
                                                 ========   ==========    ========   ==========

     Replacement parts sales decreased $5.9 million or 8.7% during the third quarter versus one year ago. The primary factors in this decline were: a decrease in demand for exhaust products and a reduction in selling prices to customers representing a pass-through of vendor price reductions granted to the Company.

     Retail sales from company-operated shops decreased $37.6 million or 96% in the quarter due to a combination of: the sale of Midas Europe which operated 190 company-owned shops and the franchising of 160 company-operated shops in North America since December 1997.

     Royalties and license fees decreased $1.2 million or 6.1% in the quarter principally due to the sale of Midas Europe. In 1998 the Company realized a 5% royalty on all franchisee sales. Under the license agreement entered into with the purchaser of Midas Europe, the Company earns a 2.5% royalty on all retail sales in Europe.

     Real estate rental revenues increased $0.7 million or 7.4% in the quarter versus one year ago due to the leasing of former company-operated shop real estate to franchisees.

     Other sales and revenues declined principally due to the sale of Midas Europe.

     In the aggregate, third quarter sales and revenues declined $46.2 million or 33.3% to $92.4 million versus $138.6 million in the year ago quarter.

     Cost of sales and revenues for the quarter declined $18.0 million or 26.5% from 1998 to $50.0 million. $12.7 million of the decrease was due to the sale of Midas Europe in 1998 and the franchising of company-operated shops. The remainder of the decrease was due to lower replacement parts sales. Cost of sales and revenues as a percent to sales and revenues, increased from 49.1% in the quarter ended September 1998 to 54.1% in the current quarter. The increase in cost of sales and revenues as a percent to sales and revenues was due to the sharp decline in the number of company-operated shops, which carried a substantially higher gross margin designed to recover the relatively higher labor and other operating expenses of a retail operation, the sale of the European operations, and unfavorable exhaust manufacturing variances.

     Selling, general and administrative expenses for the quarter declined $25.3 million or 54.8% from 1998 to $20.9 million. The sale of Midas Europe and the franchising of company-operated shops in North America reduced selling, general and administrative expenses by $26.5 million for the quarter. Selling, general and administrative expenses in the quarter represented 22.6% of sales and revenues versus 33.3% in the year ago quarter. This decline was due to the sale of Midas Europe and to a sharp decline in the number of company-operated shops, which carried a substantially higher operating expense component than the ongoing business.

     Operating income for the quarter decreased $2.9 million or 11.9% from 1998 to $21.5 million. The operating income margin for the quarter was 23.3% as compared to 17.6% in the third quarter one year ago. The decrease in operating income was due to a combination of: the sale of European operations and franchising of company-operated shops in North America, lower shipments of exhaust replacement products, and unfavorable exhaust manufacturing variances. The improvement in operating income margin was due to a combination of the sale of Midas Europe and the franchising of company-operated shops in North America.

     Interest expense for the quarter declined $1.0 million or 33.3% from 1998 to $2.0 million. The decline in interest expense was due to a reduction in long-term debt over the past 12 months.

     Other income for the quarter of $0.8 million was $0.2 million above last year.

 Nine months ended September 1999 Compared with the Nine months ended September 1998

     The following is a summary of the Company's sales and revenues for the nine months ended September 1999 and September 1998, respectively: ($ Millions)

                                                            Percent                 Percent
                                                 1999      To total       1998      to total
                                               --------   ----------    --------   -----------
     Replacement parts sales...............    $  182.0         66.0%   $  198.4          48.2%
     Company-operated shop retail sales....         9.3          3.4       122.8          29.8
     Royalties and license fees............        52.6         19.1        56.0          13.6
     Real estate rental revenues...........        30.1         10.9        27.8           6.8
     Other.................................         1.6          0.6         6.6           1.6
                                               --------   ----------    --------   -----------
     Sales and revenues....................    $  275.6        100.0%   $  411.6         100.0%
                                               ========   ==========    ========   ===========

     Replacement parts sales decreased $16.4 million or 8.3% during the nine months of 1999 versus one year ago. The primary factors in this decline were: a decrease in demand for exhaust products, 39 weeks of operations in 1999 versus 40 weeks in 1998, a reduction in selling prices to customers representing a pass-through of vendor price reductions granted to the Company, and the closing of several low return distribution points.

     Retail sales from company-operated shops decreased $113.5 million or 92% during the nine months of 1999 versus a year ago. The decrease was due to a combination of the sale of Midas Europe, which owned and operated 190 company shops, and the franchising of 160 company-operated shops in North America since December 1997.

     Royalties and license fees decreased $3.4 million or 6.1% during the nine months of 1999 compared to 1998 due to the sale of Midas Europe. In 1998 the Company realized a 5% royalty on all franchisee sales. Under the license agreement entered into with the purchaser of Midas Europe, the Company earns a 2.5% royalty on all retail sales in Europe.

     Real estate rental revenues increased $2.3 million or 8.3% during the nine months of 1999 versus one year ago due to the leasing of former company-operated shop real estate to franchisees.

     Other sales and revenues declined principally due to the sale of Midas Europe and the absence of the 1998 fees associated with the franchising of the company-operated shops in North America.

     In the aggregate, sales and revenues for the nine months of 1999 declined $136.0 million or 33.0% to $275.6 million versus $411.6 million a year ago.

     Cost of sales and revenues for the nine months of 1999 declined $50.2 million or 25.3% from 1998 to $147.9 million. $37.3 million or 74% of the decrease was due to the sale of Midas Europe in 1998 and the franchising of company-operated shops in North America. The remainder of the decrease was due to lower replacement parts sales. Cost of sales and revenues as a percent to sales and revenues, increased from 48.1% in the nine months ended September 1998 to 53.7% in the current nine-month period. This percentage increase was due primarily to the sharp decline in the number of company-operated shops, which carried a substantially lower cost of sales component than the remaining business, the sale of Midas Europe, and unfavorable exhaust manufacturing variances.

     Selling, general and administrative expenses for the nine months ended September 1999 declined $83.2 million or 53.4% from 1998 to $72.5 million. The entire decrease in operating expenses year over year was due to the sale of Midas Europe and the franchising of virtually all company-operated shops in North America. Selling, general and administrative expenses for the nine months ended September 1999 represented 26.3% of sales and revenues versus 37.8% a year ago. This decline was due to the sale of Midas Europe and to a sharp decline in the number of company-operated shops, which carried a substantially higher operating expense component than the ongoing business.

     Operating income for the nine months ended September 1999 decreased $2.6 million or 4.5% from 1998 to $55.2 million. The operating income margin for the nine months of 1999 was 20.0% compared to 14.0% a year ago. The decrease in operating income was due to a combination of lower shipments of exhaust replacement products and unfavorable exhaust manufacturing variances. The improvement in operating income margin was due to a combination of the sale of Midas Europe and the franchising of company-operated shops in North America.

     Interest expense for the nine months declined $3.9 million or 38.2% from 1998 to $6.3 million. The decline in interest expense was the result of a reduction in long-term debt.

     Other income for the nine months of $2.7 million was $1.3 million above last year. This increase was the result of an additional $1.0 million gain from the finalization of the sale of Midas Europe to Magneti Marelli, S.p.A. and a $0.5 million gain on the sale of an idle Canadian manufacturing plant.

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

     The Company's State of Readiness. With respect to the Company's application hardware, hardware operating systems and application software, substantially all 2000 complaint issues have been remediated and/or the systems replaced. In the fourth quarter, extensive testing will occur to assure all systems are 2000 complaint.

     With respect to franchisee systems, the Company has conducted surveys and engaged in discussions with current franchisee systems vendors and it has been determined that a number of the franchisee systems are not Year 2000 compliant. The Company is working with the franchisees' system vendors to assure compliance. Management believes that in the fourth quarter of 1999 substantially all of the franchisee systems will be Year 2000 compliant.

     With respect to the Company's suppliers, the Company initiated discussions with major suppliers in the fourth quarter of 1998 to determine their state of readiness and/or plans to become Year 2000 compliant and believes that all major suppliers will be 2000 compliant by year end.

     The Cost to Address the Company's Year 2000 Issues. Through September 1999, the Company has spent approximately $4.5 million in connection with the Year 2000 project. Management estimates that an additional $0.5 million will be required to be spent to assure all of the Company's systems are Year 2000 compliant. Management is unable to project at this time the cost to the Company, if any, of ensuring that substantially all franchisee systems are Year 2000 compliant.

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

     No additional information is enclosed.


Exhibit 27, Financial Data Schedule, was filed only electronically with the
             Securities Exchange Commission.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 4, 1999                  By: /s/ EDWIN A. GRELL
                                            -------------------------
                                        Edwin A. Grell
                                        Vice President and Controller
                                        (As Chief Accounting Officer and Duly
                                        Authorized Officer of Midas, Inc.)