Form 10-K
period 2000-01-01
MIDAS INC
filed 2000-03-30
CIK 1046131

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                   For the fiscal year ended January 1, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
                   For the transition period from     to

                       Commission File Number: 01-13409

                                  Midas, Inc.
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                                 36-4180556
     (State or Other Jurisdiction              (Employer Identification No.)
   of Incorporation or Organization)


                                                           60143
     1300 Arlington Heights Road,                       (Zip Code)
           Itasca, Illinois
    (Address of Principal Executive
               Offices)

                                (630) 438-3000
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class                   Name of Each Exchange
     Common Stock, par value $.001               on Which Registered
    Preferred Stock Purchase Rights            New York Stock Exchange
                                               New York Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 10, 2000, the aggregate market value of the Registrant's voting common equity held by non-affiliates was $368,165,264 (based on closing sale price of $23.94 on March 10, 2000, as reported for the New York Stock Exchange-Composite Transactions).

  The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of March 10, 2000 was 15,724,762.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS


 PART I

  1.  Business...........................................................    1

  2.  Properties.........................................................    6

  3.  Legal Proceedings..................................................    6

  4.  Submission of Matters to a Vote of Security Holders................    6

 PART II

            Market for Registrant's Common Equity and Related Stockholder
  5.  Matters............................................................    7

  6.  Selected Financial Data............................................    7

          Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations..............................................    8

  7A. Quantitative and Qualitative Disclosures About Market Risk.........   13

  8.  Financial Statements and Supplementary Data........................   14

          Changes in and Disagreements with Accountants on Accounting and
  9.  Financial Disclosure...............................................   14

 PART III

 10.  Directors and Executive Officers of the Registrant.................   15

 11.  Executive Compensation.............................................   16

 12.  Security Ownership of Certain Beneficial Owners and Management.....   16

 13.  Certain Relationships and Related Transactions.....................   16

 PART IV

 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   16

 Exhibit Index............................................................  17

 Signatures...............................................................  18

                                    PART I

Item 1. Business

Background

  Midas, Inc. ("Midas" or the "Company") was incorporated under the laws of the State of Delaware on August 29, 1997. At the time of its incorporation, the Company was a wholly-owned subsidiary of Whitman Corporation, a Delaware Corporation ("Whitman").

  On January 30, 1998 (the "Distribution Date"), Whitman distributed (the "Distribution" or "Spin-off") all of the issued and outstanding shares of common stock, par value $.001 per share, of the Company (the "Midas Common Stock") to the shareholders of record of Whitman's common stock as of January 16, 1998. The Distribution was made pursuant to the terms of a Distribution and Indemnity Agreement (the "Distribution Agreement") dated as of December 31, 1997 by and among Whitman, the Company and Midas International Corporation, a Delaware corporation ("Midas International") a wholly-owned subsidiary of the Company.

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

  Midas has been engaged in the retail automotive exhaust business since 1954, and has granted franchises for and operated Midas shops since 1956. Midas International Corporation was incorporated in Delaware in 1959. Midas' principal executive offices are located at 1300 Arlington Heights Road, Itasca, Illinois 60143 and its telephone number is (630) 438-3000.

Overview

  Midas, its franchisees and licensees provide services in the U.S., Canada, France and other locations in Europe, Australia, the Middle East, Latin America and the Caribbean. Midas shops offer exhaust, brake, suspension, air conditioning and maintenance services. Midas brand products are sold at wholesale to franchised Midas shops and at retail by company-operated shops. IPC brand exhaust products are sold to distributors. Midas also manufactures and sells shop equipment under the Huth trademark. Midas Realty Corporation, a Midas subsidiary ("Midas Realty"), selects, leases, acquires and constructs sites for Midas shops.

  Midas manufactures and sells Midas brand products for resale at Midas shops. Midas also manufactures exhaust products under the IPC brand name for sale to distributors. Domestic manufacturing plants produce approximately 1,800 different types of mufflers, and approximately 200 specialty exhaust pipes to service over 1,000 makes and models of automobiles. As used herein, the term "company-operated shop" means a shop operated by Midas and excludes shops operated by franchisees or licensees.

  As of January 1, 2000, there were 2,711 Midas shops worldwide, of which 2,075 were located in the U.S. and Canada (hereinafter referred to as "North America").

Market Overview

  Increased technological complexity and durability of vehicles have been the dominant forces in the evolution of the automotive repair industry since the 1970s. As a result, the types of service providers, as well as the type and frequency of repairs being performed, have changed. The total number of service outlets in the U.S. has been declining over the past 15 years. The largest decrease is attributable to a reduction in the number of local service stations offering automotive repair. As the number of service stations offering automotive repair has decreased, more sophisticated service providers have emerged. The number of independent maintenance and repair shops and large automotive repair chains has increased slightly. In addition, certain automobile companies and dealers have announced their intention to pursue more repair business by separating repair shops from showrooms and offering more convenient service.

  The technological sophistication of modern automobiles has also affected the types of service needed over the lifetime of a vehicle. In general, the automotive aftermarket has grown as the number of vehicles in operation, the average age of these vehicles and the annual number of miles driven per vehicle have increased. This aftermarket growth is limited by improved vehicle durability. Vehicles are now assembled with more durable parts, such as stainless steel exhaust systems, and suspension parts such as shock absorbers and struts are now more technologically advanced. As a result, the services performed over the lifetime of today's vehicles are more likely to be maintenance services and light repair work.

  Beginning in 1996 and carrying forward into 1997, the Company began to experience declines in earnings and returns on assets and equity. These trends were due to a combination of slow growth, increasing operating expenses and an expanding asset base. The Company also began to experience declines in sales and revenues from certain business activities including substantial declines in exhaust sales at both the retail and wholesale level due to the automobile manufacturers use of non-corrosive stainless steel exhaust systems. These trends, coupled with an expected substantial increase in the Company's long-term debt as a result of the Spin-off of Midas as an independent company by Whitman Corporation, led management to conduct an in-depth review of strategies and potential alternative strategies to reverse these trends.

  Forthcoming from this strategic review was a business strategy to: focus the Company's management and financial resources on expanding the North American and European franchise network by adding new shops, improving relationships with franchisees, improving the efficiency of the wholesale replacement part distribution system, reducing operating expenses and redeploying assets by franchising company-operated shops. The strategy also called for the introduction of new Midas products and services at the retail level to offset the declines in the exhaust business.

  In 1998, the Company reached an agreement with Magneti Marelli, S.p.A., a member of the Fiat Group, to form a strategic alliance to accelerate the development of the Midas system in Europe and South America. Midas management concluded that Magneti Marelli had the financial and human resources to accelerate the development of the Midas business in Europe and South America at a much faster pace than the Company. Midas management also concluded that the proceeds from a transaction with Magneti Marelli could provide the Company with additional financial resources which would enable the Company to accelerate the execution of its strategy to transform and grow the North American franchise network.

  Accordingly, Midas sold its interests in Europe and South America to Magneti Marelli for $100 million in October 1998, and entered into a licensing agreement for the Midas trademarks and know-how as a part of the transaction.

  As a result of the foregoing, the Company's business strategy was further modified to the current strategy, which is to become a focused and efficient operator of a North American franchise, a wholesale parts distribution network and a licensor of Midas trademarks outside of North America.

  The business transformation process and the resulting costs associated with this strategy are discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3 to the Financial Statements.

Franchises and the Midas System

  Midas has developed a system for the establishment and operation of Midas shops that is used in franchised and licensed shops worldwide. This system includes site selection, shop construction and layout, equipment selection and installation, purchasing and inventory control methods, accounting methods, merchandising, advertising, sales and promotional techniques, installation techniques, personnel training and other matters relating to the efficient and successful operation of Midas shops and the maintenance of high standards of quality.

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

  Realty Agreements. Since the mid-1970s, Midas has required each U.S. franchisee to enter into an agreement with Midas Realty giving Midas Realty the ability to occupy a site in the event of a termination of the related franchise and trademark agreement in order to ensure that the site may continue to be operated as a Midas shop if Midas chooses. The agreement with Midas Realty remains in effect throughout the term of the related franchise and trademark agreement. When Midas Realty owns the real estate or has the primary lease on a Midas shop, the franchisee is required to lease or sublease the Midas shop from Midas Realty. If the franchisee owns the real estate, the franchisee is required to provide Midas with real estate control through one of two alternative means. The first alternative provides for the lease by the franchisee to Midas Realty of the premises, which in turn leases the premises back to the franchisee. So long as the franchisee continues to be both the landowner and the franchisee of that shop, no rent is exchanged between the franchisee and Midas Realty. If the real estate is sold to a third party or if the franchised Midas shop is sold to a new franchisee to whom the sublease is assigned, Midas Realty will then collect rent from the franchisee and pay rent to the landowner. Under the second alternative the franchisee enters into a conditional option to lease with Midas Realty which grants Midas Realty the option to lease the premises in the event that the related franchise agreement is terminated. If the franchisee leases real estate from a third-party upon which the Midas shop is located, Midas requires that the franchisee grant to Midas Realty a conditional assignment of the lease to take effect upon the termination of the related franchise and trademark agreement. Approximately 80% of existing North American franchised Midas shops are subject to various forms of agreements with Midas. See Note 11 to the Financial Statements of Midas included in this annual report.

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

  Machinery, Fixtures, Inventory and Other Goods. Midas recommends sources for machinery, equipment, furniture and fixtures necessary to outfit a Midas shop for operation. In North America, franchisees are required to purchase from Midas a sufficient quantity of genuine Midas products, principally mufflers, shock absorbers, struts and brake pads and shoes, adequate to meet the public demand for genuine Midas products and to promptly fill customers' requests for replacement under the terms of various Midas warranties. Midas is the sole supplier of these products. Other products, which are not warranteed, such as pipe and brake parts, are sold by Midas, but may be purchased by franchised shops from other sources. Shop equipment, such as lifts, alignment equipment, lathes, racking and tools may also be purchased through Midas or from other sources.

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

  International Midas Dealers Association. The International Midas Dealers Association (the "IMDA") is an independent association of Midas franchisees. Approximately 84% of the Midas franchisees in North America belong to the IMDA. Midas' management communicates on a regular basis with IMDA representatives and various IMDA committees to solicit franchisee input.

Proprietary Information

  Midas holds various patents, trademarks, trade names and copyrights, none of which, other than the Midas name, are considered by Midas to be material to its financial condition and results of operations. Midas vigorously defends the Midas name throughout the world and the name is registered as a trademark in more than 80 countries in addition to the U.S. Midas also owns certain trade secrets including product catalogs, price lists, training manuals and inventory systems.

Manufacturing and Resale Operations

  Midas manufactures and resells parts for the North American automotive aftermarket. These products include mufflers and specialty exhaust pipes manufactured by Midas at its Hartford, Wisconsin facility, and shock absorbers, brakes, suspension, steering and front-end parts resold by Midas. Due to the overall decline in exhaust market demand, Midas closed its exhaust and tube manufacturing plant in Bedford Park, Illinois on October 1, 1999 and formed a strategic alliance with Arvin Industries to allocate the Bedford Park production between Arvin and Midas' Hartford plant.

  The automotive aftermarket parts are sold at wholesale to Midas franchised shops and are required to be s tocked by Midas franchisees in order to serve the demand for genuine Midas parts. Midas IPC and Huth brand products are also manufactured at its Hartford facilities. Midas manufacturing facilities have limited backlogs of unprocessed orders.

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

Seasonality

  Midas experiences the greatest demand for its services in the second and third quarters of the year, with approximately 54% of annual sales and revenues occurring during that period in fiscal 1999, 1998 and 1997, respectively. Excluding the effects of business transformation costs and the fiscal 1998 gain on the sale of the Company's European operations, second and third quarter net income represented 64% of the annual net income in fiscal 1999 compared to 70% in fiscal 1998 and 81% in fiscal 1997. The Company expects the seasonality of its quarterly earnings will continue to moderate.

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

Employees

  As of January 1, 2000 Midas had approximately 1,060 employees, including approximately 440 who were covered by collective bargaining agreements. Labor contracts with respect to approximately 112, 30, and 298 employees expire in 2000, 2001 and 2002, respectively. Midas considers its relationships with employees to be generally satisfactory. Midas franchisees hire their own employees. As a result of the shortage of qualified mechanics in the automotive industry, individual franchisees may have difficulty hiring qualified personnel.

Item 2. Properties

  Midas owns one manufacturing facility (200,000 square feet) and leases an additional 20,000 square feet of space in Hartford, Wisconsin. The Company closed its manufacturing facility in Bedford Park, Illinois (180,000 square feet) in October, 1999 and anticipates the sale of that facility during the first half of fiscal 2000. In addition, Midas leases office space in Itasca, Illinois, where its corporate headquarters are located, and owns two and leases seven warehouses in North America.

  As discussed in Note 3 to the Financial Statements, Midas relocated its corporate headquarters to Itasca, Illinois in fiscal 1999 and subleased its former headquarters in Chicago. The Company also closed 3 warehouses during fiscal 1999 and will be continuing the consolidation of its North American distribution network during fiscal 2000.

  Midas owns and leases real estate in various communities thoughout the United States that it leases and sub-leases to franchisees. As of January 1, 2000, the Company owned and leased a total of 692 sites.

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

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The Midas Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "MDS". As of March 10, 2000, there were 7,955 holders of record of the Common Stock.

  "When issued" trading of the Midas Common Stock commenced on the NYSE on January 20, 1998. Prior to that date, the Common Stock was not listed or quoted on any securities exchange or quotation system.

                                                                       Dividends
                                                          High   Low   Declared
                                                         ------ ------ ---------
Fiscal 1999
  1st Quarter........................................... $35.54 $29.28   $.02
  2nd Quarter...........................................  35.16  24.96    .02
  3rd Quarter...........................................  29.32  21.73    .02
  4th Quarter...........................................  24.10  17.98    .02
Fiscal 1998
  1st Quarter........................................... $21.00 $15.25   $--
  2nd Quarter...........................................  22.00  18.06    .02
  3rd Quarter...........................................  26.00  19.75    .02
  4th Quarter...........................................  32.63  22.88    .02

Item 6. Selected Financial Data

                             SUMMARY OF OPERATIONS

  The following table presents selected historical financial information of Midas. The information set forth below should be read in conjunction with Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of Midas and the notes thereto. The operating results data set forth below for fiscal years 1999, 1998 and 1997 and the balance sheet data as of the end of fiscal 1999 and 1998 are derived from, and are qualified by reference to, the audited financial statements of Midas, and should be read in conjunction with those financial statements and the notes thereto. The operating results data for fiscal years 1996 and 1995 and the balance sheet data as of the end of fiscal 1997, 1996 and 1995 are derived from audited financial statements of Midas not included herein.

  The historical financial information presented below may not necessarily reflect future results of operations or financial position of Midas or what the results of operations or financial position of Midas would actually have been had Midas operated as an independent company during the periods prior to its Spin-off on January 30, 1998.

Fiscal Year                             1999    1998    1997    1996    1995
-----------                            ------  ------  ------  ------  ------
                                        (In millions, except share data)
Operating results data:
Sales and revenues.................... $355.5  $513.8  $591.0  $598.9  $570.7
Operating income before business
 transformation costs(a)..............   68.2    69.6    66.8    78.0    82.5
Operating margin before business
 transformation costs(a)..............   19.2%   13.5%   11.3%   13.0%   14.5%
Operating income (loss)............... $ 68.4  $ 13.9  $ (0.8) $ 78.0  $ 82.5
Income (loss) before income taxes.....   62.9    40.0   (27.1)   51.6    55.9
Net income (loss).....................   38.4    28.2   (23.5)   30.4    31.7
Earnings (loss) per share--diluted
 (pro forma in 1997)(b)............... $ 2.28  $ 1.63  $(1.21)

Fiscal Year                            1999    1998    1997     1996    1995
-----------                           ------  ------  ------   ------  ------
                                       (In millions, except share data)
Balance sheet data:
Total assets......................... $305.9  $325.3  $443.1   $482.7  $451.4
Obligations under capital leases and
 long-term debt......................  112.1   114.6    19.9     14.4    17.3
Loans and advances from Whitman......    --      --     55.5     77.2    70.3
Total shareholders' equity...........  114.6   123.4   234.1    277.1   258.5
Return on average shareholders'
 equity..............................   32.1%   23.0%   (8.8)%   11.4%   13.0%

--------
(a) Business transformation costs are described in Note 3 to the Financial Statements.
(b) Earnings per share information is presented for fiscal 1999 and 1998 only because the Spin-off from Whitman occurred in early 1998. In accordance with Securities and Exchange Commission regulations, pro forma earnings per share information is presented for the year preceding the Spin-off; such information is based on the assumption that the 17.0 million shares distributed in the Spin-off had been outstanding throughout 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following table presents, for the fiscal periods indicated, selected financial information as a percentage of total sales and revenues.

                                                            Percentage of
                                                              Sales and
                                                              Revenues
                                                          -------------------
Fiscal Year                                               1999   1998   1997
-----------                                               -----  -----  -----
Replacement parts sales..................................  65.9%  48.5%  45.5%
Company-operated shop retail sales.......................   3.0   28.6   35.6
Royalties................................................  19.2   14.3   11.5
Real estate rental revenues..............................  11.3    7.3    6.0
Other....................................................   0.6    1.3    1.4
                                                          -----  -----  -----
  Sales and revenues..................................... 100.0  100.0  100.0
Cost of sales and revenues...............................  53.8   46.7   44.1
Selling, general and administrative expenses.............  27.0   39.8   44.6
                                                          -----  -----  -----
Operating income before business transformation costs....  19.2   13.5   11.3
Business transformation costs............................   --    10.8   11.4
                                                          -----  -----  -----
Operating income (loss)..................................  19.2    2.7   (0.1)
Other income (expense), net..............................   0.9    7.6   (3.2)
Interest expense.........................................  (2.4)  (2.5)  (1.3)
                                                          -----  -----  -----
Income (loss) before income taxes........................  17.7    7.8   (4.6)
Income taxes.............................................  (6.9)  (2.3)   0.6
                                                          -----  -----  -----
  Net income (loss)......................................  10.8%   5.5%  (4.0)%
                                                          =====  =====  =====

Introduction

  Beginning in 1996 and carrying forward into 1997, the Company began to experience declines in earnings and returns on assets and equity. These trends were due to a combination of slow growth, increasing operating expenses and an expanding asset base. The Company also began to experience declines in sales and revenues from certain business activities including substantial declines in exhaust sales at both the retail and wholesale level due to the automobile manufacturers use of non-corrosive stainless steel exhaust systems. These trends, coupled with an expected substantial increase in the Company's long-term debt as a result of the Spin-off of

Midas as an independent company by Whitman Corporation, led management to conduct an in-depth review of current strategies and potential alternative strategies to reverse these trends.

  Forthcoming from this strategic review was a business strategy to: focus the Company's management and financial resources on expanding the North American and European franchise network by adding new shops, improving relationships with franchisees, improving the efficiency of the wholesale replacement part distribution system, reducing operating expenses and redeploying assets by franchising company-operated shops. The strategy also called for the introduction of new Midas products and services at the retail level to offset the declines in the exhaust business.

  In 1998, the Company reached an agreement with Magneti Marelli, S.p.A., a member of the Fiat Group, to form a strategic alliance to accelerate the development of the Midas system in Europe and South America. Midas management concluded that Magneti Marelli had the financial and human resources to accelerate the development of the Midas business in Europe and South America at a much faster pace than the Company. Midas management also concluded that the proceeds from a transaction with Magneti Marelli could provide the Company with additional financial resources which would enable the Company to accelerate the execution of its strategy to transform and grow the North American franchise network.

  Accordingly, Midas sold its interests in Europe and South America to Magneti Marelli for $100 million in October 1998, and entered into a licensing agreement for the Midas trademarks and know-how as a part of the transaction.

  As a result of the foregoing, the Company's business strategy was further modified to the current strategy, which is to become a focused and efficient operator of a North American franchise, a wholesale parts distribution network and a licensor of Midas trademarks outside of North America.

  The business transformation process resulted in costs which are summarized in the following table (in millions).

Fiscal Year                                              1999    1998    1997
-----------                                              -----  ------  ------
Franchisee incentive payments........................... $ --   $ 32.3  $  --
Disposition of company-operated shops...................  (0.1)    2.1    35.5
Corporate office relocation.............................   --      7.0     --
Integration of Canadian administration function.........   --      4.0     --
Consolidation of North American distribution system.....  (1.2)    4.1     --
Special one-time return program.........................   --      --      7.8
Changes to U.S. franchisee advertising program..........   --      --      4.4
Asset write-downs to recognize impairments..............   --      4.2    12.5
Severance and other costs...............................   1.1     2.0     7.4
                                                         -----  ------  ------
  Business transformation costs before taxes............  (0.2)   55.7    67.6
Income taxes (benefit)..................................   0.1   (20.9)  (21.4)
                                                         -----  ------  ------
  Business transformation costs, net of taxes........... $(0.1) $ 34.8  $ 46.2
                                                         =====  ======  ======

  Additional information regarding each of the business transformation costs listed in the above summary is presented in Note 3 to the Financial Statements.

  Because of changes in the Company's business strategy, the type of operational, legal and financial control of the Midas shops changed substantially in 1998. The method of operation of the shops in operation at the end of fiscal 1999, 1998 and 1997, is presented below.

Midas Retail Shops

   Fiscal Year End                                             1999  1998  1997
   ---------------                                             ----- ----- -----
   Franchised and licensed.................................... 2,698 2,674 2,341
   Company-operated...........................................    13    58   377
                                                               ----- ----- -----
     Total.................................................... 2,711 2,732 2,718
                                                               ===== ===== =====

  Although the total number of shops in operation remained relatively constant over the past 3 years, the number of shops operated by the Company declined by 364 shops since the end of fiscal 1997, and the number of shops operating under a franchise or license agreement increased by 357 shops. This shift in the type of shop operation reflects the sale of Midas Europe and the strategy to focus on franchising.

  The approximately 2,700 Midas shops currently in operation worldwide offer some or all of the following services: exhaust, brake, suspension, air conditioning, batteries and a number of other routine maintenance services. The Company's business strategy is to expand these service offerings in the future.

  The remaining company-operated shops as of January 1, 2000 represents the Company's Australian operations and a training facility located in Palatine, Illinois.

  The business strategy of focusing the Company on growing the North American franchisee network is expected to have a significant impact on the future sources of revenue for the Company.

Fiscal Reporting Periods

  Fiscal 1999, 1998 and 1997 were each comprised of 53 weeks.

Results of Operations--Fiscal 1999 Compared to Fiscal 1998

  Sales and revenues for fiscal 1999 declined $158.3 million or 30.8% from fiscal 1998 to $355.5 million. Approximately $146.5 million or 92.5% of the decrease was due to the sale of the Company's European operations and the elimination of retail sales from company-operated shops which were franchised, sold or licensed during fiscal 1999 and fiscal 1998 as part of the Company's strategy to dispose of company-operated shops. The remainder of the decrease in fiscal 1999 sales was attributable to a decline in retail demand for replacement exhaust products due to automobile manufacturers use of non-corrosive stainless steel exhaust systems, which drove a decline in exhaust sales at the wholesale level.

  Cost of sales and revenues for fiscal 1999 decreased $48.7 million or 20.3% versus fiscal 1998 due to a combination of the franchising and licensing of company-operated shops, lower wholesale exhaust parts sales, and lower wholesale parts costs. Costs of sales and revenues as a percent of total sales and revenues increased 7.1 percentage points to 53.8% in fiscal 1999 due primarily to the reduction in retail sales from company-operated shops which carried a relatively higher gross margin to cover service and other costs at the retail level.

  Selling, general and administrative expenses for fiscal 1999 decreased $108.2 million or 53.0% from fiscal 1998 to $96.1 million. Approximately $103.8 million of this reduction was related to the sale of the Company's European operations and the franchising and licensing of company-operated shops, while the balance was due to the Company's cost reduction program. As a percentage of total sales and revenues, selling, general and administrative expenses declined from 39.8% of sales in fiscal 1998 to 27.0% of sales in fiscal 1999. This decrease was primarily due to the franchising of company-operated shops which carry a higher operating expense ratio, and the fiscal 1998 cost reduction program.

  The Company recorded business transformation activity in both fiscal 1999 and fiscal 1998. Total charges of $55.7 million were recorded in fiscal 1998, while fiscal 1999 reflects a net credit of $0.2 million. This activity is described above under "Introduction" and in Note 3 to the Financial Statements.

  Operating income was $68.4 million in fiscal 1999 versus $13.9 million in fiscal 1998. Both years were impacted by business transformation costs as previously noted. Excluding these costs, operating income remained relatively constant at $68.2 million in fiscal 1999 versus $69.6 million in fiscal 1998. Excluding business transformation costs from both years, the operating income margin improved substantially from 13.5% in fiscal 1998 to 19.2% in fiscal 1999.

  Interest expense declined $4.1 million from $12.7 million in fiscal 1998 to $8.6 million in fiscal 1999. This reduction is the result of the repayment during fiscal 1998 of approximately $120 million of the debt that was outstanding at the time of the Spin-off from Whitman.

  The Company's effective tax rate was 39.0% in fiscal 1999 versus an effective tax rate of 29.5% in fiscal 1998. The lower rate in fiscal 1998 was the result of the lower non-U.S. effective tax rate on the sale of the Company's European operations.

  As a result of the above items, net income increased $10.2 million from $28.2 million in fiscal 1998 to $38.4 million in fiscal 1999.

Results of Operations--Fiscal 1998 Compared to Fiscal 1997

  Sales and revenues for fiscal 1998 declined $77.2 million or 13.1% from fiscal 1997 to $513.8 million. Approximately 82% of the decrease was due to the elimination of retail sales from company-operated shops in fiscal 1998 as a result of the franchising or sale and licensing of a net 311 shops during the year. The remainder of the decrease in fiscal 1998 was attributable to lower replacement parts sales due to: the pass through of negotiated cost decreases to franchisees in the form of wholesale price decreases, the elimination of unprofitable wholesale distribution points and programs, fluctuations in foreign currency exchange rates, and lower retail customer traffic in certain services which resulted in lower wholesale parts sales. Partially offsetting these decreases were increased royalty and real estate rental revenues primarily due to the franchising of former company-operated shops.

  Cost of sales and revenues for fiscal 1998 decreased $20.9 million or 8.0% versus fiscal 1997 due to a combination of the franchising of company-operated shops, lower wholesale parts sales and lower wholesale parts costs. Cost of sales and revenues as a percent of total sales and revenues increased 2.6 percentage points to 46.7% in fiscal 1998, due primarily to the reduction in retail sales from company-operated shops in fiscal 1998, which carried a substantially higher gross margin to cover service and other costs at the retail level.

  Selling, general and administrative expenses for fiscal 1998 decreased $59.1 million or 22.4% from fiscal 1997 to a total of $204.3 million. Approximately 60% of the decrease in expenses was due to the franchising of company-operated shops in fiscal 1998. The balance of the decrease was due to a combination of cost reduction programs across the majority of expense categories and the sale of Midas operations in Europe. Operating expenses as a percent of total sales and revenues decreased 4.8 percentage points in fiscal 1998 to 39.8%. The decrease was primarily due to the franchising of company-operated shops in fiscal 1998, which carry a relatively higher operating expense ratio and cost reduction programs across the majority of expense categories.

  In the fourth quarter of fiscal 1998 and the third quarter of fiscal 1997, Midas recorded charges related to business transformation activities of $55.7 million and $67.6 million, respectively. These charges are described above under "Introduction" and in Note 3 to the Financial Statements.

  Operating income in fiscal 1998 was $13.9 million versus an operating loss of $0.8 million in fiscal 1997. Both years were impacted by business transformation costs as noted previously. Excluding these costs, operating income in fiscal 1998 increased $2.8 million or 4.2% above the prior year. Excluding business transformation costs from both years, the operating income margin in fiscal 1998 was 13.5% or 2.2 percentage points above fiscal 1997.

  Income before income taxes in 1998 was $40.0 million versus a $27.1 million loss in fiscal 1997. The improvement in fiscal 1998 was due to the combination of the following: a $38.0 million gain from the sale of the Midas business in Europe, a sharp reduction in Whitman charges due to the Spin-off in early 1998, and higher operating income. These positive factors were partially offset by increased interest expense primarily due to the additional debt incurred by the Company in connection with the Spin-off.

  Net income in fiscal 1998 was $28.2 million versus a loss of $23.5 million in fiscal 1997.

Liquidity, Financial Condition and Capital Resources

  Following is a summary of the Company's cash flows from operating, investing and financing activities for fiscal 1999 and 1998, respectively (in millions):

                                                                 Fiscal Year
                                                                ---------------
                                                                 1999    1998
                                                                ------  -------
Net cash provided by operating activities...................... $ 36.7  $  21.3
Net cash provided by (used in) investing activities............   (8.4)   106.1
Net cash used in financing activities..........................  (52.1)  (103.0)
                                                                ------  -------
Net change in cash and cash equivalents........................ $(23.8) $  24.4
                                                                ======  =======

  Midas has historically funded its operations and capital expenditures through cash flow from operations. At fiscal year end 1999, the Company had cash and cash equivalents of $13.1 million and working capital of $84.6 million. At fiscal year end 1998, the Company had cash and cash equivalents of $36.9 million and working capital of $101.0 million. The $23.8 million decrease in cash and cash equivalents and the $16.4 million decrease in working capital are the result of the decision to repurchase 1.9 million shares of the Company's common stock during fiscal 1999 at a cost of $56.5 million. As of the end of both fiscal years 1999 and 1998, the Company had outstanding borrowings of $25 million under its $200 million line of credit.

  Net cash provided by operating activities was $36.7 million in fiscal 1999 compared with $21.3 million in fiscal 1998. This increase of $15.4 million was the result of higher earnings and lower business transformation cash outlays, which was partially offset by lower depreciation due to the sale of the Company's European operations and the franchising of company-operated shops, and higher working capital requirements.

  Net cash used in investing activities was $8.4 million in fiscal 1999 compared with net cash provided of $106.1 million in fiscal 1998. This decrease of $114.5 was the result of lower asset sales and higher capital expenditures in fiscal 1999 compared to fiscal 1998. Fiscal 1998 included proceeds of $86.8 million related to the sale of the Company's European operation, and $30.3 million of proceeds related to the sale of other property and equipment (largely attributable to the franchising of company-operated shops) compared to $10.8 million in fiscal 1999. The increase in capital expenditures in fiscal 1999 was the result of systems improvements and the corporate office relocation.

  Net cash used in financing activities was $52.1 million in fiscal 1999 compared with $103.0 million in fiscal 1998. During fiscal 1998, the Company paid $193.1 million of dividends and loan repayments to Whitman as part of the Spin-off, which were funded in part by a $98.8 million net increase in long-term debt. No such payments to Whitman or borrowings were necessary in fiscal 1999, however the Company used $56.5 million of cash to acquire treasury shares.

  In February 1999, the Company's Board of Directors authorized a share repurchase plan for up to 3.0 million of the Company's common shares. During fiscal 1999, the Company repurchased approximately 1.6 million shares at an aggregate price of approximately $56.5 million. In January 2000, the Board of Director's approved an increase of 2.0 million shares, bringing the total authorization to 5.0 million shares. Purchases of the shares are expected to be made from time to time, depending upon market conditions.

  The Company believes that current cash balances, cash generated from operations, and availability under its line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support future growth in sales for the foreseeable future, as well as the Company's share repurchase plan.

Year 2000

  In 1997, the Company instituted a Year 2000 project to evaluate and remediate Year 2000 issues. The project was divided into three sections:

  . The Company's computer hardware, hardware operating systems and application software.

  . Franchisee computer hardware and application software, including point of sale hardware and software.

  .  Supplier computer systems.

  As of the date of this report, the Company has not experienced any significant business disruptions as a result of Year 2000 issues. However, Year 2000 issues may yet arise from factors that currently are not apparent. The Company will continue to monitor all related Year 2000 issues.

  Total expenses for the Year 2000 project were $4.9 million with $1.3 million being spent in fiscal 1999.

Impact of New Accounting Standards

  In June, 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting For Derivative Instruments and Hedging Activities," which establishes accounting and reporting for derivative instruments and hedging activities. In June, 1999, the FASB issued SFAS No. 137, "Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133--An Amendment of FASB Statement 133." This statement delays the effective date for this standard until fiscal years beginning after June 15, 2000. The Company is required to comply with SFAS No. 133 and SFAS No. 137 in fiscal year 2000. The Company estimates that the adoption of these standards will not have a material effect on its financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company is subject to certain market risks, including foreign currency and interest rates. The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company's primary exposure is to changes in exchange rates for the U.S. dollar versus the Canadian dollar.

  Interest rate risk is managed through a combination of fixed rate debt and variable short-term borrowings with varying maturities. The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company believes its allowance for doubtful accounts is sufficient to cover customer credit risk.

Item 8. Financial Statements and Supplementary Data

  See Index to Financial Statements on page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information required by this item is set forth under the headings "Proposal 1: Election Of Directors" and "Beneficial Ownership of Common Stock--Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement (the "2000 Proxy Statement") for the Annual Meeting of Shareholders to be held on May 11, 2000, and is incorporated herein by reference.

  Information with respect to those individuals who serve as executive officers of the Company is set forth below.

Name, Age and Position                     Background and Experience
----------------------                     -------------------------
Wendel H. Province        Mr. Province has served as Chairman and Chief Executive
 (52)...................  Officer of Midas since January 1998. He joined The Pep
 Chairman and             Boys--Manny, Moe & Jack in 1989 as Senior Vice President of
 Chief Executive Officer  Merchandising, eventually becoming Executive Vice President and Chief Operating Officer of Pep Boys. Mr. Province's
                          entire career has been in the automotive service industry, having previously served as Senior Vice President of
                          Whitlock and Vice President of Autozone.
R. Lee Barclay (57).....  Mr. Barclay joined Midas in 1980 as Vice President-
 Executive Vice           Controller. He became Vice President and Chief Financial
 President and Chief      Officer in 1982, and has served in his present position
 Financial Officer        since 1989. He spent eight years with Price Waterhouse in
                          the 1970's.
Ronald J. McEvoy (52)...  Mr. McEvoy has served in his current position since he
 Executive Vice           joined Midas in September 1998. His career in the retail
 President and Chief      industry spans more than 25 years. He has held a variety of
 Information Officer      management and information technology positions at May
                          Department Stores, Carter Hawley Hale, British American
                          Tobacco and Fred Meyer. He most recently served as Senior
                          Vice President and Chief Information Officer at The Pep
                          Boys.
John A. Warzecha (51)...  Mr. Warzecha served as Vice President and General Manager of
 Senior Vice President--  Midas' company-operated shops from 1989 to 1993 and as
 Franchise Operations     Senior Vice President-U.S. Franchise Operations from 1993 to
 and Sales                1997. He joined Midas in 1973.
James D. Hamrick (52)...  Mr. Hamrick has served in his current position since joining
 Senior Vice President--  Midas in March 1998. Mr. Hamrick's career in automotive
 Merchandising            aftermarket and retailing spans more than 25 years. He has held a variety of management and marketing positions at
                          Ameron Automotive Centers, which is a division of Kelly
                          Springfield Tire Co., Western Auto and The Pep Boys. Prior
                          to joining Midas, he held the position of Vice President of
                          Merchandising at The Pep Boys.
D. Bruce Hutchison        Mr. Hutchison joined Midas in August 1998. His 25-year
 (50)...................  marketing career includes launching, building and
 Vice President--         revitalizing national brands such as Mr. Goodwrench,
 Marketing                Pontiac, Cadillac, RCA, ProScan and GE. Mr. Hutchison began at D'Arcy Masius Benton & Bowles advertising in 1974 and
                          rose to Vice President before joining RCA in 1986. He most recently served as Vice President, Advertising and Market
                          Research at Thomson Multimedia (RCA, GE and ProScan).


Name, Age and Position                     Background and Experience
----------------------                     -------------------------
Carl R. Daniels Jr.       Mr. Daniels joined Midas in February 2000. He most recently
 (46)...................  was Senior Vice President of Logistics at Pamida, Inc., a
 Vice President--         subsidiary of ShopKo. He previously served in senior
 Logistics                logistics management posts at other retail chains, including
                          Boscov's, Associated Dry Goods and Joseph Magnin.
Robert H. Sorensen        Mr. Sorensen joined Midas in 1995. From 1990 to 1995, Mr.
 (53)...................  Sorensen was a partner with the law firm of Kaufman, Chaiken
 Vice President, General  & Sorensen. Prior to 1990, he served as chief legal officer
 Counsel & Secretary      with Rollins, Inc. and Burger King Corporation.
Gerard M. Klaisle (46)..  Mr. Klaisle has served as Senior Vice President-Human
 Senior Vice President--  Resources of Midas since 1997. From 1987 to 1997 he was
 Human Resources          Midas' Vice President-Human Resources for U.S. operations.
                          He joined Midas in 1982.
William M. Guzik (40)...  Mr. Guzik joined Midas in December 1999. From 1995 to 1999,
 Vice President--         Mr. Guzik served as Chief Financial Officer of Delray Farms,
 Controller               LLC, a start-up grocery retailer located in Chicago,
                          Illinois. From 1993 to 1995, Mr. Guzik served as Vice
                          President and Chief Financial Officer of JG Industries,
                          Inc., a publicly-traded, diversified retailer. Prior to
                          that, Mr. Guzik spent 11 years with Coopers & Lybrand,
                          L.L.P.
Christian C. Pappas       Mr. Pappas joined Midas in 1997. From 1995 to 1997, Mr.
 (40)...................  Pappas served as Assistant Treasurer of U.S. Robotics. From
 Vice President--         1991 to 1995, he served in several positions at Sara Lee
 Treasurer                Corporation, his last position being Director-Domestic
                          Treasury. Prior to 1991, Mr. Pappas served in various
                          financial positions at Premark International, Inc. and
                          Centel Corporation.

Item 11. Executive Compensation

  Information required by this item is set forth under the headings "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Information" (other than "Report on Executive Compensation" and "Performance Graph") in the 2000 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information required by this item is set forth under the heading "Beneficial Ownership of Common Stock" in the 2000 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  Information required by this item is set forth under the heading "Certain Transactions" in the 2000 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. Financial Statements

      See Index to Financial Statements on Page F-1.

    2. Financial Statement Schedules

      See Index to Financial Statements on Page F-1.

  (b) Reports on Form 8-K

    No Report on Form 8-K was filed by the Registrant during the quarter ended January 1, 2000.

  (c) Exhibits

   Exhibit No.                            Description
   -----------                            -----------
    3(i).1     Certificate of Incorporation (incorporated by reference to
               Exhibit 3(i).1 to Midas, Inc. Registration Statement on Form
               10/A No. 3 (Post-Effective Amendment No. 1) (Commission File No.
               1-13409) (the "Form 10")).
    3(i).2     Certificate of Amendment of the Certificate of Incorporation,
               dated December 30, 1997 (incorporated by reference to Exhibit
               3(i).2 to the Form 10).
    3(ii)      By-Laws (as amended December 31, 1997) (incorporated by
               reference to Exhibit 4.4 to Midas, Inc. Registration Statement
               on Form S-8 relating to its Retirement Savings Plans
               (Registration No. 333-44625) (the "RSP Form S-8")).
    4.1        Certificate of Designation of Series A Junior Participating
               Preferred Stock (incorporated by reference to Exhibit 4.3 to the
               RSP Form S-8).
    4.2        Rights Agreement, dated as of December 31, 1997, between Midas,
               Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.5 to the RSP Form S-8).
    4.3        Midas' Canadian operations revolving credit agreement, dated
               June 29, 1998 with the ABN-AMRO Bank.
   10.1        Distribution and Indemnity Agreement dated as of December 31,
               1997 among Midas, Inc., Midas International Corporation and
               Whitman Corporation (incorporated by reference to Exhibit 2.1 to
               Midas, Inc. Current Report on Form 8-K dated January 30, 1998
               (the "Form 8-K")).
   10.2        Tax Sharing Agreement dated as of December 31, 1997 among Midas,
               Inc., Midas International Corporation and Whitman Corporation
               (incorporated by reference to Exhibit 2.2 to the Form 8-K).
   10.3**      Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Midas, Inc. Registration Statement on Form S-8 relating to its Stock Incentive Plan (Registration No. 333-44797)).
   10.4**      Form of Option Agreement
   10.5**      Form of Restricted Stock Award (incorporated by reference to
               Exhibit 10.5 to the Midas, Inc. Annual Report on Form 10-K for
               the year ended December 20, 1997 (File No. 01-13409)).
   10.6**      Form of Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Midas, Inc.'s Registration Statement on
               Form 10/A No.1 (Commission File No. 01-13409)).
   10.7**      Agreement with former Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Midas, Inc. Annual Report on
               Form 10-K for the year ended December 20, 1997 (File No.
               01-13409)).
   10.8**      Form of Restricted Stock Agreement and promissory note.
   21          Subsidiaries of Midas, Inc.
   23*         Consent of KPMG LLP.
   27*         Financial Data Schedule.

--------
*  Filed herewith
** Management Compensatory Plan or Contract

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March 2000.

                                          Midas, Inc.

                                                   /s/ R. Lee Barclay
                                          By: _________________________________
                                                       R. Lee Barclay
                                                Executive Vice President and
                                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the Registrant, this 27th day of March 2000.

              Signature                                   Title
              ---------                                   -----

      /s/ Wendel H. Province           Chairman and Chief Executive Officer and
______________________________________  Director (principal executive officer)
          Wendel H. Province

        /s/ R. Lee Barclay             Executive Vice President and Chief
______________________________________  Financial Officer (principal financial
            R. Lee Barclay              officer)

       /s/ William M. Guzik            Vice President--Controller (principal
______________________________________  accounting officer)
           William M. Guzik

       /s/ Herbert M. Baum             Director
______________________________________
           Herbert M. Baum

      /s/ Thomas L. Bindley            Director
______________________________________
          Thomas L. Bindley

       /s/ Archie R. Dykes             Director
______________________________________
           Archie R. Dykes

     /s/ Jarobin Gilbert, Jr.          Director
______________________________________
         Jarobin Gilbert, Jr.

     /s/ Robert R. Schoeberl           Director
______________________________________
         Robert R. Schoeberl

                                     MIDAS

                         INDEX TO FINANCIAL STATEMENTS

Report of Management...................................................... F-2
Independent Auditors' Report.............................................. F-3
Statements of Operations for fiscal years 1999, 1998 and 1997............. F-4
Balance Sheets as of fiscal year end 1999 and 1998........................ F-5
Statements of Cash Flows for fiscal years 1999, 1998 and 1997............. F-6
Statements of Changes in Shareholders' Equity for fiscal years 1999, 1998 and 1997................................................................. F-7
Notes to the Financial Statements......................................... F-8

  Financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

                             REPORT OF MANAGEMENT

  Midas management has prepared the accompanying financial statements and related information included herein for fiscal years 1999, 1998, and 1997. The report of KPMG LLP, the Company's independent auditors, on those financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with generally accepted accounting principles appropriate in the circumstances based on our best estimates and judgements.

  Midas maintains internal accounting control systems which are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and which produce records adequate for preparation of financial information. The system and controls and compliance therewith are reviewed by a program of internal audits and by our independent auditors. There are limits inherent in all systems of internal accounting control based on the recognition that the cost of such a system should not exceed the benefits to be derived. We believe the Company's system provides this appropriate balance.

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

R. Lee Barclay
Executive Vice President & Chief Financial Officer
February 17, 2000

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
 Midas, Inc.

  We have audited the accompanying balance sheets of Midas as of fiscal year end 1999 and 1998 and the related statements of operations, cash flows, and changes in shareholders' equity for each of the fiscal years 1999, 1998, and 1997. These financial statements are the responsibility of Midas' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midas as of fiscal year end 1999 and 1998, and the results of operations and cash flows for fiscal years 1999, 1998, and 1997 in conformity with generally accepted accounting principles.

KPMG LLP

Chicago, Illinois
February 17, 2000

                                     MIDAS

                            STATEMENTS OF OPERATIONS
           (In millions, except for earnings and dividends per share)

Fiscal Year                                              1999    1998    1997
-----------                                             ------  ------  ------
Sales and revenues..................................... $355.5  $513.8  $591.0
Cost of sales and revenues.............................  191.2   239.9   260.8
Selling, general, and administrative expenses..........   96.1   204.3   263.4
Business transformation costs..........................   (0.2)   55.7    67.6
                                                        ------  ------  ------
  Operating income (loss)..............................   68.4    13.9    (0.8)
                                                        ------  ------  ------
Gain on sale of European operations....................    --     38.0     --
                                                        ------  ------  ------
Whitman charges........................................    --     (1.1)  (18.1)
                                                        ------  ------  ------
Interest expense:
  Whitman..............................................    --     (0.5)   (6.8)
  Other................................................   (8.6)  (12.2)   (2.3)
                                                        ------  ------  ------
    Total interest expense.............................   (8.6)  (12.7)   (9.1)
                                                        ------  ------  ------
Other income, net......................................    3.1     1.9     0.9
                                                        ------  ------  ------
  Income (loss) before income taxes....................   62.9    40.0   (27.1)
Income taxes (benefit).................................   24.5    11.8    (3.6)
                                                        ------  ------  ------
  Net income (loss).................................... $ 38.4  $ 28.2  $(23.5)
                                                        ======  ======  ======

Earnings (loss) per share:
  Basic................................................ $ 2.33  $ 1.67
                                                        ======  ======
  Diluted.............................................. $ 2.28  $ 1.63
                                                        ======  ======
  Pro forma basic and diluted..........................                 $(1.21)
                                                                        ======

Dividends per common share............................. $  .08  $  .06
                                                        ======  ======

Average number of shares
  Common shares outstanding............................   16.4    16.9
  Equivalent shares on outstanding stock options.......    0.4     0.4
                                                        ------  ------
  Shares applicable to diluted earnings................   16.8    17.3
                                                        ======  ======
  Pro forma common shares outstanding..................                   17.0
                                                                        ======

                See accompanying notes to financial statements.

                                     MIDAS

                                 BALANCE SHEETS
                                 (In millions)

Fiscal Year End                                                  1999    1998
---------------                                                 ------  ------
Assets:
Current assets:
  Cash and cash equivalents.................................... $ 13.1  $ 36.9
  Receivables, net.............................................   43.5    39.4
  Inventories..................................................   63.5    63.2
  Other current assets.........................................   20.7    24.8
                                                                ------  ------
    Total current assets.......................................  140.8   164.3
Property and equipment, net....................................  140.5   142.8
Other assets...................................................   24.6    18.2
                                                                ------  ------
    Total assets............................................... $305.9  $325.3
                                                                ======  ======
Liabilities and equity:
Current liabilities:
  Short-term debt.............................................. $  1.8  $  1.6
  Accounts and dividends payable...............................   26.4    19.5
  Income taxes payable.........................................    1.6     --
  Accrued expenses.............................................   26.4    42.2
                                                                ------  ------
    Total current liabilities..................................   56.2    63.3
Long-term debt.................................................  101.0   102.2
Obligations under capital leases...............................    9.3    10.8
Deferred income taxes and other liabilities....................   24.8    25.6
                                                                ------  ------
    Total liabilities..........................................  191.3   201.9
                                                                ------  ------
Shareholders' equity:
  Common stock ($.001 par value, 100 million shares authorized;
   17.3 million and 17.0 million shares issued) and paid-in
   capital.....................................................   26.8    27.1
  Treasury stock, at cost (1.6 million shares and .2 million
   shares).....................................................  (44.9)   (4.2)
  Notes receivable from common stock sold to officers..........   (6.1)    --
  Retained income..............................................  144.0   106.9
  Cumulative other comprehensive income (loss).................   (5.2)   (6.4)
                                                                ------  ------
    Total shareholders' equity.................................  114.6   123.4
                                                                ------  ------
    Total liabilities and equity............................... $305.9  $325.3
                                                                ======  ======

                See accompanying notes to financial statements.

                                     MIDAS

                            STATEMENTS OF CASH FLOWS
                                 (In millions)

Fiscal Year                                             1999    1998     1997
-----------                                            ------  -------  ------
Cash flows from operating activities:
Net income...........................................  $ 38.4  $  28.2  $(23.5)
Adjustments reconciling net income to net cash
 provided by operating activities:
  Depreciation and amortization......................    10.4     17.0    21.3
  Business transformation costs......................    (0.2)    55.7    67.6
  Cash outlays for business transformation costs.....   (13.2)   (58.4)   (1.9)
  Gain on sale of European operations................     --     (38.0)    --
  Deferred income taxes..............................     5.3     (0.2)  (13.8)
  Changes in assets and liabilities, exclusive of
   effects of dispositions:
    Receivables......................................    (4.1)     4.8     6.5
    Inventories......................................    (0.3)    (2.0)    9.8
    Accounts and dividends payable...................     6.9      4.2   (15.3)
    Accrued expenses.................................    (8.2)     5.8    10.4
    Income taxes payable.............................     1.6      0.6   (10.8)
    Other............................................     0.1      3.6     3.8
                                                       ------  -------  ------
Net cash provided by operating activities............    36.7     21.3    54.1
                                                       ------  -------  ------
Cash flows from investing activities:
Capital investments..................................   (19.2)   (11.0)  (29.4)
Proceeds from sale of European operations, net of
 cash of $13.2 million in operations sold............     --      86.8     --
Proceeds from sales of property and equipment........    10.8     30.3     5.2
                                                       ------  -------  ------
Net cash provided by (used in) investing activities..    (8.4)   106.1   (24.2)
                                                       ------  -------  ------
Cash flows from financing activities:
Net decrease in short-term debt......................     --       --     (2.5)
Payment of obligations under capital leases..........    (0.6)    (1.8)   (0.8)
Long-term debt incurred..............................     --     291.4     3.5
Long-term debt repayments............................    (0.9)  (192.6)    --
Cash received for common stock.......................     7.2      3.8     --
Cash paid for treasury shares........................   (56.5)    (9.8)    --
Net decrease in loans and advances from Whitman......     --     (55.5)  (20.8)
Dividends to Whitman.................................     --    (137.6)  (14.0)
Dividends to shareholders............................    (1.3)    (0.9)    --
                                                       ------  -------  ------
Net cash used in financing activities................   (52.1)  (103.0)  (34.6)
                                                       ------  -------  ------
Effect of exchange rate changes on cash and cash
 equivalents.........................................     --       --     (1.0)
                                                       ------  -------  ------
Net change in cash and cash equivalents..............   (23.8)    24.4    (5.7)
Cash and cash equivalents at beginning of period.....    36.9     12.5    18.2
                                                       ------  -------  ------
Cash and cash equivalents at end of period...........  $ 13.1  $  36.9  $ 12.5
                                                       ======  =======  ======

                See accompanying notes to financial statements.

                                     MIDAS

                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In millions)

                                Combined
                                 Capital             Comprehensive Income
                               Accounts of Retained  ------------------------
                                 Whitman   Earnings  Current      Cumulative
                               ----------- --------  ----------   -----------
Fiscal year end 1996.........     $24.3    $ 254.8                  $     (2.0)
Net income...................       --       (23.5)  $    (23.5)           --
Other comprehensive income--
 foreign currency translation
 adjustments.................       --         --          (7.8)          (7.8)
Capital contribution from
 Whitman.....................       2.3        --           --             --
                                                     ----------
Comprehensive income.........       --         --    $    (31.3)           --
                                                     ==========
Dividends to Whitman.........       --       (14.0)                        --
                                  -----    -------                  ----------
Fiscal year end 1997.........      26.6      217.3                        (9.8)
Net income...................       --         0.4   $      0.4            --
Other comprehensive income--
 foreign currency translation
 adjustments.................       --         --          (1.3)          (1.3)
Capital contribution from
 Whitman.....................       0.6        --           --             --
Dividends to Whitman.........       --      (137.6)         --             --
                                  -----    -------   ----------     ----------
Balances prior to Spin-off...     $27.2    $  80.1   $     (0.9)    $    (11.1)
                                  =====    =======   ==========     ==========

                                                         Notes
                         Common Stock                  Receivable
                              and                         From
                            Paid-in       Treasury       Common
                            Capital         Stock      Stock Sold          Comprehensive Income
                         -------------  -------------      to     Retained -----------------------
                         Shares Amount  Shares Amount   Officers  Earnings Current     Cumulative
                         ------ ------  ------ ------  ---------- -------- ---------   -----------
Initial capitalization
 of Midas...............  17.0  $27.2     --   $  --     $ --      $ 80.1   $    (0.9)   $    (11.1)
Purchase of treasury
 shares.................   --     --     (0.4)   (9.8)     --         --          --            --
Stock option
 transactions...........   --    (0.1)    0.2     5.6      --         --          --            --
Net income..............   --     --      --      --       --        27.8        27.8           --
Other comprehensive
 income-- foreign
 currency translation
 adjustments............   --     --      --      --       --         --          4.7           4.7
                                                                            ---------
Comprehensive income....   --     --      --      --       --         --    $    31.6           --
                                                                            =========
Dividends to
 shareholders...........   --     --      --      --       --        (1.0)                      --
                          ----  -----    ----  ------    -----     ------                ----------
Fiscal year end 1998....  17.0   27.1    (0.2)   (4.2)     --       106.9                      (6.4)
Common shares issued
 under management stock
 incentive plan.........   0.3    6.1     --      --      (6.1)       --          --            --
Purchase of treasury
 shares.................   --     --     (1.9)  (56.5)     --         --          --            --
Stock option
 transactions...........   --    (6.4)    0.5    15.8      --         --          --            --
Net income..............   --     --      --      --       --        38.4   $    38.4           --
Other comprehensive
 income-- foreign
 currency translation
 adjustments............   --     --      --      --       --         --          1.2           1.2
                                                                            ---------
Comprehensive income....   --     --      --      --       --         --    $    39.6           --
                                                                            =========
Dividends to
 shareholders...........   --     --      --      --       --        (1.3)                      --
                          ----  -----    ----  ------    -----     ------                ----------
Fiscal year end 1999....  17.3  $26.8    (1.6) $(44.9)   $(6.1)    $144.0                $     (5.2)
                          ====  =====    ====  ======    =====     ======                ==========

                See accompanying notes to financial statements.

                                     MIDAS

                         NOTES TO FINANCIAL STATEMENTS

(1) Introduction

 Basis of Presentation

  Midas, Inc. became an independent, publicly held company on January 30, 1998 as a result of its spin-off ("Spin-off") from Whitman Corporation ("Whitman"). Prior to that time, the companies that comprise Midas, Inc. were direct or indirect wholly-owned subsidiaries of Whitman. For periods prior to the Spin-off, the financial statements are presented on a combined basis; for subsequent periods, they are presented on a consolidated basis. As required by the context, "Midas" or the "Company" refers to Midas, Inc. and subsidiaries or to the group of companies that became wholly-owned subsidiaries of Midas, Inc. in conjunction with the Spin-off.

 Common Stock and Paid-in Capital at Spin-off Date

  The combined capital accounts of Whitman were recorded as common stock and paid-in capital of Midas as of the date of the Spin-off.

 Pro Forma Basic and Diluted Earnings (Loss) Per Share (Unaudited)

  Pro forma basic and diluted earnings (loss) per share have been calculated on the assumption that the 17.0 million shares of Midas Common Stock that were distributed in the Spin-off had been outstanding since the beginning of 1997. Pro forma adjustments have been made to give effect to increases or decreases in costs that would have been incurred by Midas as an independent, publicly held company, rather than a subsidiary of Whitman. The fiscal 1997 pro forma adjustments are summarized as follows (in millions):

   Incremental administrative expenses of an independent, publicly held company..................................................... $ (2.8)
   Elimination of Whitman charges....................................   18.1
   Elimination of interest paid to Whitman ..........................    6.8
   Incremental interest expense of an independently-capitalized company..........................................................  (17.2)
   Incremental income tax provision..................................   (1.9)
                                                                      ------
     Pro forma reduction of net loss................................. $  3.0
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

 Fiscal Periods

  The 1999, 1998, and 1997 fiscal years ended on January 1, 2000, December 26, 1998 and December 20, 1997. The fiscal years each consisted of 53 weeks.

 Foreign Currency Translation and Transactions

  All assets and liabilities of non-U.S. operations are translated into U.S. dollars using exchange rates as of the end of each fiscal period. Income and expense items are translated at average exchange rates prevailing during

                                     MIDAS
each fiscal period. The resulting translation adjustments are recorded as a component of shareholders' equity. Gains and losses from foreign currency transactions are included in net earnings.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less.

 Fair Value of Financial Instruments

  Midas' financial instruments include cash and cash equivalents, receivables, short-term debt, accounts payable, and long-term debt. The carrying value of the long-term debt exceeded its fair value by approximately $2.3 million as of fiscal year end 1999. The fair value of the long-term debt exceeded its carrying value by approximately $3.4 million as of fiscal year end 1998. The carrying amounts of the other assets and liabilities approximate fair values because of the short maturities of those instruments.

 Inventories

  Inventories are valued at the lower of cost, determined using the first-in, first-out method, or net realizable value.

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method and includes amortization of assets held under capital leases. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in the statement of operations.

  Expenditures for maintenance and repairs are expensed as incurred. The approximate ranges of annual deprecation rates are 2% to 10% for buildings and improvements, 8% to 20% for machinery and equipment, and 20% to 33% for computer software and hardware.

 Carrying Values of Long-lived Assets

  Midas evaluates the carrying values of its long-lived assets to be held and used in the business by reviewing undiscounted cash flows by operating unit. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying values of the assets, the carrying values are adjusted for the differences between the fair values and the carrying values.

 Revenue Recognition

  Product sales are recognized as revenues at the time products are shipped, at which time provision is made for estimated product returns. Sales and revenues of company-operated shops were recognized when customer vehicles are repaired or serviced.

  Revenues derived from initial franchise fees are recognized when the franchised shop opens. Costs related to securing initial franchise agreements and performing the required services under such agreements are charged to expense as incurred. Franchise renewal fees are recognized when the renewal period commences. Royalties are recognized in the periods that correspond to the periods when retail sales and revenues are recognized by franchisees.

                                     MIDAS

  Selected products carry warranties ranging from one year to the lifetime of a vehicle, so long as the original retail customer owns the vehicle. Midas estimates and records the net costs related to its warranty program as required, in the period the sales are reported, based on its historical experience.

 Stock-Based Compensation

  The company uses the intrinsic value method of accounting for its stock-based compensation plans.

 Advertising

  Advertising costs are expensed as incurred.

 Restatements

  Certain reclassifications have been made to the previously reported fiscal 1998 and 1997 financial statements in order to provide consistency with the fiscal 1999 results. These reclassifications did not affect previously reported operating income, net income or earnings per share.

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

 Business Transformation Costs

  The costs associated with the business transformation process are summarized as follows (in millions):

   Fiscal Year                 1999    1998    1997
   -----------                 -----  ------  ------
   Franchisee incentive
    payments.................  $ --   $ 32.3  $  --
   Disposition of company-
    operated shops...........   (0.1)    2.1    35.5
   Corporate office
    relocation...............    --      7.0     --
   Integration of Canadian
    administration function..    --      4.0     --
   Consolidation of North
    American distribution
    system...................   (1.2)    4.1     --
   Special one-time return
    program..................    --      --      7.8
   Changes to U.S. franchisee
    advertising program......    --      --      4.4
   Asset write-downs to
    recognize impairments....    --      4.2    12.5
   Severance and other
    costs....................    1.1     2.0     7.4
                               -----  ------  ------
     Business transformation
      costs before taxes.....   (0.2)   55.7    67.6
   Income taxes (benefit)....    0.1   (20.9)  (21.4)
                               -----  ------  ------
     Business transformation
      costs, net of taxes....  $(0.1) $ 34.8  $ 46.2
                               =====  ======  ======

                                     MIDAS

 Franchisee Incentive Payments

  During 1998, Midas launched a new image and consumer perception program. The program is directed at "freshening" the Midas image with consumers and changing their perceptions about the scope of product and service offerings. To launch the program, Midas made up-front cash incentive payments to franchisees that have agreed to modify existing shops and enhance information systems. The planned modifications include installing new signs and making improvements to building exteriors and customer service areas. Franchisees that wish to expand their product and service offerings may also need to enhance their information systems. The incentive payments, which were disbursed in lump sum amounts based on the number of shops operated by each participating franchisee, were recorded as expenses as the disbursements were made. The incentive payments, together with other costs associated with the program launch (principally costs of special regional meetings attended by the franchisees), were recorded as expenses in the fourth quarter of fiscal 1998. Midas continues to monitor franchisee performance to ensure compliance with the program and has not received any refunds of incentive payments. The incentive payments cover approximately 99% of the franchised shops located in the U.S. and Canada.

 Disposition of Company-operated Shops

  During the third quarter of fiscal 1997, management adopted a plan for the disposition of substantially all of its 150 company-operated shops in the United States. Under the 1997 plan, 119 shops were expected to be franchised and 16 shops closed. By the end of December 1998, substantially all aspects of the 1997 disposition program had been completed. In the fourth quarter of fiscal 1998, management decided to franchise the remaining company-operated shops in the United States, and all company-operated shops in Canada. These programs were finalized in fiscal 1999, at a savings of approximately $0.1 million. The estimated losses and costs associated with the program are summarized as follows (in millions):

   Fiscal Year                                                1999   1998 1997
   -----------                                                -----  ---- -----
   Asset write-downs......................................... $ --   $1.3 $21.5
   Non-recoverable lease costs...............................   --    --    7.7
   Severance and other costs.................................  (0.1)  0.8   6.3
                                                              -----  ---- -----
                                                              $(0.1) $2.1 $35.5
                                                              =====  ==== =====

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

  Severance and Other Costs. Severance and other costs recorded in fiscal 1997 include $4.7 million of termination benefits for 202 employees and other costs of $1.6 million. Severance and other costs recorded in fiscal 1998 included $0.5 million of termination benefits for employees. Cash expenditures relating to employee severance costs were incurred as the shops were closed or sold and amounted to $1.8 million during fiscal 1999, $3.1 million during fiscal 1998 and $0.2 million in fiscal 1997.

 Corporate Office Relocation

  In December 1998, Midas determined that it would relocate its corporate headquarters and entered into a lease for a new facility. Relocation costs recorded in fiscal 1998 include: (a) estimated costs of $5.7 million

                                     MIDAS
related to subleasing the former headquarters after the relocation, based on the differential between the amounts due under the existing noncancellable lease and estimated proceeds from subleasing; and (b) the write-down ($1.3 million) of leasehold improvements and equipment that were not used in the new facility, based on the estimated net realizable value of the assets at the time of relocation.

  The relocation and subleasing of the former headquarters were completed in fiscal 1999. The existing accruals are adequate to cover the losses to be incurred during the remaining term of the former headquarters lease. Cash outlays during fiscal 1999 were $2.0 million. There were no cash outlays in fiscal 1998.

 Integration of Canadian Administration Function

  During the fourth quarter of fiscal 1998, management adopted a plan to integrate the administration of the Canadian franchising operations into the U.S. worldwide headquarters. Costs included $0.5 million in asset write-downs to net realizable values, $2.1 million of termination benefits for 61 employees, $0.5 million of lease termination costs, and other costs of $0.9 million. The integration will be completed in the first half of 2000. There were no cash outlays during fiscal 1998 and $1.1 million in cash outlays in fiscal 1999.

 Consolidation of North American Distribution System

  During the fourth quarter fiscal 1998, management adopted a plan to consolidate the North American distribution system by reducing the number of distribution centers. Costs include $1.2 million of termination benefits for 78 employees, and other costs of $2.9 million. Three distribution centers were closed in fiscal 1999, with the remaining closures scheduled for fiscal 2000. No cash outlays were made in fiscal 1998 and approximately $0.3 million in cash outlays were made in fiscal 1999. During fiscal 1999, the Company decided to retain one of the distribution centers that had been scheduled for closing. As the result of that decision, business transformation costs were reduced by $1.2 million in 1999.

 Special One-time Product Return Program

  Midas policies restrict the level of excess products that may be returned by franchisees. A special one-time program was adopted in fiscal 1997, under which franchisees were permitted to return products in excess of the amounts that would have been permitted under those policies. The $7.8 million charge covered the costs associated with returns of products sold to franchisees in prior periods.

 Changes in U.S. Franchisee Advertising Program

  Under the terms of its franchising agreements, Midas is obligated to use one-half of the royalty payments received from franchisees for advertising expenditures. Advertising expenditures in fiscal 1997 under the U.S. program exceeded the amounts received from franchisees. Although it is not obligated to do so under the franchising agreements, Midas provided a one-time supplement to the program amounting to $4.4 million.

 Asset Write-downs to Recognize Impairments

  Asset write-downs in fiscal 1997 to recognize impairments included: $5.5 million related to company-owned real estate and improvements, which are leased to franchisees under leases that are not expected to result in full recovery of the investments in such assets; $5.3 million related to impaired goodwill of certain non-U.S. operating units, based on past and projected operating results; and $1.2 million related to computer hardware deemed obsolete due to changes in operating procedures. Asset write-downs in fiscal 1998 of $4.2 million were related to the Company's investment in its Australian subsidiary, which is expected to be disposed of in fiscal 2000.

                                     MIDAS

 Severance and Other Costs

  Severance and other costs in fiscal 1997 included $4.4 million of termination benefits for 61 employees resulting from staff reductions and $3.0 million of other non-recurring costs. The staff reductions occurred in early 1998. Severance payments were $1.4 million in fiscal 1999, $1.9 million in fiscal 1998, and $1.1 million in fiscal 1997. Other costs of $0.6 million were paid in fiscal 1997.

  Severance and other costs in fiscal 1998 of $2.0 million include $0.7 million of estimated termination benefits for employees in Midas' Australian and Asia-Pacific operations and $0.5 million of disposition costs associated with those operations. Total severance payments were $0.4 million in 1999 and the remaining $0.3 million was recognized as income in fiscal 1999 as part of severance and other costs.

  During fiscal 1999, the Company continued its transformation process by closing one of its manufacturing facilities. A charge of $2.8 million for termination benefits for 195 employees and other closing costs was recorded. Cash outlays of approximately $2.4 million were made in fiscal 1999 with the balance to be paid in fiscal 2000. During fiscal 1999, the Company also recorded a $1.4 million reduction of severance and other costs as part of a pension curtailment gain related to the 1999 and 1998 staff reductions.

 Other Information

  In the aggregate, business transformation costs have resulted in asset write-downs of $30.0 million in fiscal 1997 and $9.5 million in fiscal 1998. Cash outlays were $1.9 million in fiscal 1997, $58.4 million in fiscal 1998 and $13.2 million in fiscal 1999. Remaining short-term business transformation liabilities of $5.7 million are classified in accrued expenses while the remaining long-term liabilities of $9.7 million are classified in other liabilities.

(4) Strategic Alliance

  Midas, Inc. and Magneti Marelli, S.p.A., a member of the Fiat Group, formed a strategic alliance to develop the Midas program in the business of fast auto service repair in Europe and South America.

  As part of the alliance, Midas sold its interests in its European operations to Magneti Marelli on October 30, 1998 and entered into a long-term license agreement for which Midas received $100 million. Midas will also receive on-going royalties throughout the term of the license agreement, as the automotive service shops in Europe that were sold will continue to operate using the Midas name.

  The fiscal 1998 gain on sale of the European operations was $38.0 million before taxes or $28.1 million after taxes.

(5) Debt Agreements

  Long-term debt consisted of the following (in millions):

   Fiscal Year End                                                 1999   1998
   ---------------                                                ------ ------
   Unsecured credit facility..................................... $ 25.0 $ 25.0
   Unsecured debt................................................   75.0   75.0
   Notes payable, due 2000 and 2002, 9.5% interest rate..........    2.1    3.1
                                                                  ------ ------
     Total debt..................................................  102.1  103.1
     Less amounts due within one year............................    1.1    0.9
                                                                  ------ ------
     Long-term debt.............................................. $101.0 $102.2
                                                                  ====== ======

                                     MIDAS

  The Company has entered into a five-year, unsecured revolving credit facility with a syndicate of commercial banks and financial institutions that enable the Company to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $200 million. This facility expires in January 2003. In March 1998, Midas entered into an interest rate swap agreement that fixed the first $25 million of variable rate borrowings under the revolving credit facility at a rate of 5.79% with an all-in cost of 6.24% over a two year period. The counterparty to the swap transaction is a commercial bank.

  The $75 million in unsecured debt is at a fixed rate of 6.89% with an investment grade (BBB) rating. The maturity date of the debt is April 15, 2005.

  The Company's debt agreements require maintenance of certain financial covenants including minimum net worth.

(6) Transactions with Whitman

 Cash Management and Advances

  Whitman managed the cash not considered necessary for current operating requirements of certain of its subsidiaries, including the U.S. operations of Midas. Cash not needed for current operations was advanced to Whitman at the then-current commercial bank prime lending rate; cash was advanced by Whitman on the same basis. Interest income and expense on such advances are included in interest expense--Whitman in the statements of operations.

 Whitman Charges

  Whitman allocated portions of its corporate office general and administrative expenses and interest expense to its subsidiaries. Midas' share of such costs amounted to $1.1 million in fiscal 1998 and $18.1 million in fiscal 1997.

 Dividends and Capital Contributions

  Midas paid dividends to Whitman and received capital contributions from Whitman, as summarized in the statements of changes in shareholders' equity. In January 1998, Midas settled its Whitman obligations of $210 million, which consisted of a $137.6 million dividend and $72.4 million of intercompany loans and advances.

(7) Supplemental Balance Sheet and Cash Flow Information

 Receivables

  Receivables are stated net of allowance for doubtful accounts of $1.8 million at fiscal year end 1999 and $1.5 million at fiscal year end 1998.

 Inventories

  Inventories consisted of the following (in millions):

   Fiscal Year End                                                  1999  1998
   ---------------                                                  ----- -----
   Raw materials and work in process............................... $ 4.5 $ 3.7
   Finished goods..................................................  59.0  59.5
                                                                    ----- -----
                                                                    $63.5 $63.2
                                                                    ===== =====

                                     MIDAS

 Other Current Assets

  Other current assets consisted of the following (in millions):

   Fiscal Year End                                               1999    1998
   ---------------                                              ------  -------
   Income taxes receivable..................................... $  2.7  $   1.7
   Deferred income taxes.......................................    9.2     13.2
   Other.......................................................    8.8      9.9
                                                                ------  -------
                                                                $ 20.7  $  24.8
                                                                ======  =======

 Property and Equipment

  Property and equipment consisted of the following (in millions):

   Fiscal Year End                                               1999    1998
   ---------------                                              ------  -------
   Land........................................................ $ 47.8  $  50.4
   Buildings and improvements..................................  113.4    115.8
   Machinery and equipment.....................................   70.9     87.8
                                                                ------  -------
     Total property and equipment..............................  232.1    254.0
   Accumulated depreciation....................................  (91.6)  (111.2)
                                                                ------  -------
     Property and equipment, net............................... $140.5  $ 142.8
                                                                ======  =======

 Accrued Expenses

  Accrued expenses consisted of the following (in millions):

   Fiscal Year End                                               1999    1998
   ---------------                                              ------  -------
   Salaries and wages.......................................... $  1.9  $   5.3
   Taxes other than income taxes...............................    2.8      3.3
   Advertising.................................................    5.2      4.4
   Accrued business transformation costs.......................    5.7     14.4
   Sales return allowance......................................    5.0      5.0
   Other expenses and interest.................................    5.8      9.8
                                                                ------  -------
                                                                $ 26.4  $  42.2
                                                                ======  =======

 Supplemental Cash Flow Information

  Net cash provided by operating activities includes cash payments for interest and income taxes as follows (in millions):

   Fiscal Year                                                 1999 1998  1997
   -----------                                                 ---- ----- -----
   Interest paid--Whitman..................................... $--  $ 0.5 $ 6.8
   Interest paid--other.......................................  8.6  10.9   2.3
   Income taxes paid.......................................... 16.4  11.0  21.9

(8) Advertising

  Under the terms of its franchise agreements, Midas is obligated to use one-half of the royalty payments received from franchisees for advertising expenditures. Amounts received from franchisees are recorded as

                                     MIDAS
liabilities until disbursed. Midas also administers cooperative advertising programs under which amounts received from franchisees are recorded as liabilities until they are disbursed. Aggregate expenditures under these programs by Midas' North American operations amounted to $62.2 million, $58.9 million, and $61.3 million in fiscal 1999, 1998, and 1997, respectively.

  Midas also incurs certain advertising costs that are included in selling, general and administrative expenses, which amounted to $3.4 million, $13.6 million, and $21.3 million in fiscal 1999, 1998, and 1997, respectively.

(9) Income Taxes

  The income tax expense (benefit) consisted of (in millions):

   Fiscal Year                                            1999   1998    1997
   -----------                                            -----  -----  ------
   Current:
     U.S. Federal........................................ $13.2  $ 6.5  $  4.9
     Non-U.S.............................................   1.6    4.1     4.3
     U.S. state and local................................   4.4    1.4     1.0
                                                          -----  -----  ------
       Total current.....................................  19.2   12.0    10.2
                                                          -----  -----  ------
   Deferred:
     U.S. Federal........................................   5.7   (0.4)  (11.8)
     Non-U.S.............................................   1.2   (1.3)   (0.3)
     U.S. state and local................................  (1.6)   1.5    (1.7)
                                                          -----  -----  ------
       Total deferred....................................   5.3   (0.2)  (13.8)
                                                          -----  -----  ------
       Income taxes (benefit)............................ $24.5  $11.8  $ (3.6)
                                                          =====  =====  ======

  The items which gave rise to differences between the income taxes (benefit) in the statements of operations and the income taxes (benefit) computed at the U.S. statutory rate are summarized as follows:

   Fiscal Year                                             1999  1998   1997
   -----------                                             ----  -----  -----
   Income tax expense (benefit) computed at U.S.
    statutory rate.......................................  35.0%  35.0% (35.0)%
   U.S. state and local taxes, net of U.S. Federal income
    tax benefits.........................................   2.9    4.7   (1.8)
   Higher non-U.S. effective tax rates...................   1.9    2.5    6.6
   Lower non-U.S. effective tax rates on sale of European
    operations...........................................   --   (12.2)   --
   Non-deductible write-offs of intangible assets........   --     --    10.3
   Non-deductible expenses...............................   0.2   (2.0)   3.7
   Other items, net......................................  (1.0)   1.5    2.9
                                                           ----  -----  -----
     Income taxes (benefit)..............................  39.0%  29.5% (13.3)%
                                                           ====  =====  =====

  Pretax income from non-U.S. operations amounted to $4.5 million, $18.2 million, and $6.3 million in fiscal 1999, 1998 and 1997, respectively. Historically, Midas' practice has been to reinvest its earnings in its non-U.S. subsidiaries. For the sale of its European operations, the Company repatriated the earnings associated with those operations in 1999. The Company has not recognized U.S. income taxes on the unremitted earnings of its Canadian operations, since foreign tax credits for Canadian income taxes will significantly reduce or eliminate any U.S. tax liability.

                                     MIDAS

  Deferred income taxes are created by "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as reported under income tax regulations. Deferred tax assets and liabilities consisted of (in millions):

   Fiscal Year End                                              1999    1998
   ---------------                                             ------  ------
   Deferred tax assets attributable to:
     Employee benefits and vacation accruals.................. $  3.7  $  4.0
     Capitalized leases.......................................    1.1     1.0
     Business transformation costs............................    7.0    10.3
     Other items..............................................    7.6     6.3
                                                               ------  ------
   Total deferred tax assets..................................   19.4    21.6
                                                               ------  ------
   Deferred tax liabilities attributable to:
     Depreciation and amortization............................   (5.0)   (2.6)
     Pension plan expense.....................................   (4.2)   (3.0)
     Undistributed non-U.S. earnings, net of non-U.S. taxes
      withheld................................................    --     (1.4)
     Other items..............................................   (5.0)   (4.5)
                                                               ------  ------
   Total deferred tax liabilities.............................  (14.2)  (11.5)
                                                               ------  ------
   Net deferred tax assets.................................... $  5.2  $ 10.1
                                                               ======  ======
   Net deferred tax assets included in:
     Other current assets..................................... $  9.2  $ 13.2
     Deferred income taxes and other liabilities..............   (4.0)   (3.1)
                                                               ------  ------
   Net deferred tax assets.................................... $  5.2  $ 10.1
                                                               ======  ======

  Management believes it is more likely than not that all deferred tax assets will be realized and, accordingly, no valuation allowance has been recorded.

(10) Franchise Agreements

  Midas' franchise agreements generally cover a 20-year period and provide for renewals. A franchise agreement can be canceled by Midas only in the event a franchisee fails to comply with the provisions of the agreement. Franchise agreements provide for initial and renewal fees and continuing royalty payments based on a percentage of sales.

  Worldwide shops in operation as of fiscal year end consisted of (unaudited):

   Fiscal Year End                                             1999  1998  1997
   ---------------                                             ----- ----- -----
   Franchised and licensed.................................... 2,698 2,674 2,341
   Company-operated...........................................    13    58   377
                                                               ----- ----- -----
     Total.................................................... 2,711 2,732 2,718
                                                               ===== ===== =====

(11) Leases

  Control of the real estate used by Midas shops is a fundamental strength of the Midas program. Midas employs a number of methods to ensure continued dedication of the real estate to the Midas program. Midas leases real estate that is subleased to franchisees and owns real estate in the U.S. that is leased to franchisees. Midas has also entered into contingent operating lease agreements that are described below. At fiscal year end

                                     MIDAS

1999, approximately 80% percent of real estate associated with North American shops was controlled by Midas, using one of these methods.

 Leased Real Estate

  Gross rent expense applicable to operating leases relates to rentals of shops, distribution facilities, corporate administration facilities and other miscellaneous items. Gross rent expense, the sublease rental income from franchisees that reduced gross rent expense, and the resulting net rent expense for fiscal 1999, 1998 and 1997 are presented below (in millions):

   Fiscal Year                                                 1999  1998  1997
   -----------                                                 ----- ----- -----
   Gross rent expense......................................... $22.6 $27.2 $37.1
   Sublease rental income.....................................  22.4  20.7  22.6
                                                               ----- ----- -----
     Net rent expense......................................... $ 0.2 $ 6.5 $14.5
                                                               ===== ===== =====

  Substantially all of Midas' operating leases provide that Midas pay taxes, maintenance, insurance, and certain other operating expenses. The subleases with franchisees contain provisions for Midas to recover such costs.

  At January 1, 2000, annual minimum rental payments due under capital and operating leases that have initial or remaining noncancelable terms in excess of one year, along with sublease rental income on real estate due under noncancelable subleases were as follows (in millions):

                                              Capital Operating Sublease
                                              Leases   Leases   Rentals   Total
                                              ------- --------- --------  -----
   2000......................................  $ 1.6   $ 25.0   $ (20.8)  $ 5.8
   2001......................................    1.6     23.6     (19.7)    5.5
   2002......................................    1.6     22.6     (18.8)    5.4
   2003......................................    1.6     20.6     (16.8)    5.4
   2004......................................    1.5     18.9     (15.0)    5.4
   Thereafter................................    8.5     81.7     (62.7)   27.5
                                               -----   ------   -------   -----
   Total minimum lease payments..............   16.4   $192.4   $(153.8)  $55.0
                                                       ======   =======   =====
   Less imputed interest.....................    6.4
                                               -----
   Present value of minimum lease payments...   10.0
   Less current portion included in short-
    term debt................................    0.7
                                               -----
     Obligations under capital leases-
      noncurrent.............................  $ 9.3
                                               =====

  At fiscal year end 1999 and 1998, the net book value of property under capital leases included in the balance sheets amounted to $7.2 million and $8.7 million, respectively.

 Real Estate Owned by Midas and Leased to Franchisees

  Midas owns real estate located in various communities throughout the U.S. that is leased to franchisees under operating lease agreements. Substantially all leases are for initial terms of 20 years and provide for minimum and contingent rentals.

                                     MIDAS

  Real estate leased to franchisees and included in the balance sheets consisted of (in millions):

   Fiscal Year End                                                1999    1998
   ---------------                                               ------  ------
   Land......................................................... $ 45.9  $ 44.8
   Buildings and improvements...................................   82.2    88.7
                                                                 ------  ------
     Total property and equipment...............................  128.1   133.5
   Accumulated depreciation.....................................  (30.3)  (30.5)
                                                                 ------  ------
     Property and equipment, net................................ $ 97.8  $103.0
                                                                 ======  ======

  Rental income for fiscal 1999 was $17.0 million, compared to $17.4 million in fiscal 1998 and $15.6 million in fiscal 1997. Minimum future lease payments to be received are as follows (in millions):

   2000.................................................................. $ 15.5
   2001..................................................................   13.7
   2002..................................................................   12.2
   2003..................................................................   10.7
   2004..................................................................    9.5
   Thereafter............................................................   65.8
                                                                          ------
                                                                          $127.4
                                                                          ======

 Contingent Operating Lease Agreements

  Midas has entered into contingent operating lease agreements covering real estate that is leased by U.S. and Canadian franchisees from parties that are directly or indirectly related to the franchisees.

  At January 1, 2000, 121 shops were covered by these contingent operating lease agreements, under which Midas could be required, under certain limited circumstances, to begin making rental payments with respect to individual shop locations. The average annual shop rental is $42 thousand with an average remaining term of approximately 8 years.

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

(12) Pension and Postretirement Plans

 Defined Benefit Pension Plans and Other Postretirement Plans

  Substantially all North American employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees' average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds, and government securities.

  In addition, Midas provides substantially all former U.S. salaried employees who retired prior to July 1989 and selected other employees in the U.S. and Canada with certain life and health care benefits.

                                     MIDAS

  Net periodic pension and postretirement cost for fiscal 1999, 1998 and 1997 are presented in the following table (in millions):

                                                             Postretirement
                                       Pension Benefits         Benefits
                                       -------------------  ------------------
                                       1999   1998   1997   1999   1998   1997
                                       -----  -----  -----  -----  -----  ----
   Service cost benefits.............  $ 1.7  $ 1.8  $ 1.6  $ --   $ --   $--
   Interest cost on projected benefit
    obligation.......................    2.7    2.7    2.5    0.1    0.2   0.2
   Actual return on assets...........   (4.7)  (4.4)  (3.9)   --     --    --
   Net amortization and deferral.....    --     0.1    0.1   (0.3)  (0.3) (0.2)
                                       -----  -----  -----  -----  -----  ----
     Total net periodic cost
      (credit).......................  $(0.3) $ 0.2  $ 0.3  $(0.2) $(0.1) $--
                                       =====  =====  =====  =====  =====  ====

  The principal economic assumptions used in the determination of net periodic pension and postretirement cost included the following:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Discount rate.............................................. 6.5%  7.0%  7.5%
   Expected long-term rate of return on assets................ 9.5%  9.5%  9.5%
   Rate of increase in compensation levels.................... 4.0%  4.5%  5.0%

  The changes in the projected benefit obligations for fiscal 1999 and fiscal 1998 were as follows:

                                                             Postretirement
                                         Pension Benefits       Benefits
                                         ------------------  ----------------
                                           1999      1998     1999     1998
                                         --------  --------  -------  -------
   Benefit obligations as of the
    beginning of the year............... $   45.3  $   39.8  $   2.3  $   2.9
   Change in foreign currency exchange
    rates...............................      0.4      (0.4)     --       --
   Service cost.........................      1.8       1.8      --       --
   Interest cost........................      2.7       2.7      0.1      0.1
   Participants' contributions..........      --        --       0.1      --
   Plan amendments......................      --        0.1      --       0.1
   Actuarial (gain) loss................     (5.5)      3.9     (0.3)    (0.7)
   Business transformation
    divestitures........................     (2.4)      --       --       --
   Benefits paid and expenses...........     (2.1)     (2.6)    (0.2)    (0.1)
                                         --------  --------  -------  -------
     Benefit obligations as of the end
      of the year....................... $   40.2  $   45.3  $   2.0  $   2.3
                                         ========  ========  =======  =======

  The health care cost trend rate used to measure the cost in fiscal 1999 for health care benefits was 8.2%, which is graded down to an ultimate trend rate of 5.5% to be achieved in the year 2006. The effect of a one-percentage point change in the assumed health care cost trend rates for future years would result in a $0.1 million increase or decrease in the accumulated postretirement benefit obligation as of fiscal year end 1999. The effect of this change on the aggregate of the service and interest cost components of the net periodic postretirement benefit costs would not be material.

                                     MIDAS

  The changes in the fair market value of the plan assets for fiscal 1999 and fiscal 1998 were as follows:

                                                             Postretirement
                                         Pension Benefits       Benefits
                                         ------------------  ----------------
                                           1999      1998     1999     1998
                                         --------  --------  -------  -------
   Fair value of assets as of the
    beginning of the year............... $   54.3  $   55.5  $   --   $   --
   Change in foreign currency exchange
    rates...............................      0.4      (0.6)     --       --
   Actual return on plan assets.........     10.1       0.9      --       --
   Employer contributions...............      0.2       1.1      0.1      0.1
   Participant's contributions..........      --        --       0.1      --
   Benefits paid and expenses...........     (2.1)     (2.6)    (0.2)    (0.1)
                                         --------  --------  -------  -------
     Fair value of assets as of the end
      of the year....................... $   62.9  $   54.3  $   --   $   --
                                         ========  ========  =======  =======

  Pension costs are funded in amounts not less than minimum levels required by regulation. The following table reconciles the pension plans and postretirement plans funded status to the amounts recognized in other noncurrent assets (liabilities) in Midas' balance sheets as of fiscal year end 1999 and 1998 (in millions):

                                                Pension      Postretirement
                                               Benefits         Benefits
                                             --------------  ----------------
                                              1999    1998    1999     1998
                                             ------  ------  -------  -------
Actuarial present value of benefit
 obligation (measured as of September 30):
  Projected benefit obligation.............. $(40.2) $(45.3) $  (2.0) $  (2.3)
  Plan assets at fair market value (measured
   as of September 30)......................   62.9    54.3      --       --
                                             ------  ------  -------  -------
Plan assets in excess of (less than)
 projected benefit obligation...............   22.7     9.0     (2.0)    (2.3)
Unrecognized net asset at transition........   (0.8)   (1.1)     --       --
Unrecognized prior service costs............    1.5     2.8      --       --
Unrecognized net gain.......................  (12.9)   (2.1)    (4.6)    (4.6)
                                             ------  ------  -------  -------
  Prepaid (accrued) recognized on balance
   sheets................................... $ 10.5  $  8.6  $  (6.6) $  (6.9)
                                             ======  ======  =======  =======

  The principal economic assumptions used in determining the above benefit obligations were discount rates of 7.5% in fiscal 1999 and 6.5% in fiscal 1998, and rates of increase in future compensation levels of 5.0% in fiscal 1999 and 4.5% in fiscal 1998.

 Defined Contribution Plans

  Substantially all U.S. salaried employees, certain U.S. hourly employees, and certain Australian and Canadian employees participate in voluntary, contributory defined contribution plans to which Midas makes full or partial matching contributions. Midas' matching contributions to these plans amounted to $1.4 million, $1.7 million, and $2.0 million in fiscal 1999, 1998 and 1997, respectively. Midas' cost for the associated nonqualified plan was $0.2 million in fiscal 1999, $0.1 million in fiscal 1998 and $0.7 million in fiscal 1997.

 Multi-employer Pension Plan

  Midas participates in a multi-employer pension plan, which provides benefits to certain unionized employees. Amounts contributed to this plan totaled $0.2 million in fiscal 1999 and $0.3 million for both fiscal 1998 and 1997.

                                     MIDAS

(13) Stock-Based Compensation

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

  On the date of the Spin-off, outstanding stock options granted under the Whitman stock option plan were replaced with non-qualified Midas, Inc. stock options of equivalent value, with necessary adjustments being made to the number and exercise price of the Midas options to preserve the economic spread of the prior Whitman options. Options granted pursuant to the Plan are generally exercisable over a period of three or five years commencing one year after the date of grant. The following table summarizes information regarding the outstanding stock options as of January 1, 2000.

                    Options Outstanding                              Options Exercisable
                 --------------------------                  -----------------------------------
                           Weighted-Average
   Range of                 Remaining Life  Weighted-Average                    Weighted-Average
Exercise Prices   Shares      (in years)     Exercise Price  Exercisable Shares  Exercise Price
---------------  --------- ---------------- ---------------- ------------------ ----------------
$ 9.81 - $14.42    360,566       6.4             $14.02           238,365            $13.81
 15.65 -  18.50    650,784       7.1              16.15           383,521             15.99
 20.38 -  24.95    470,000       8.2              22.53            97,997             22.48
 25.95 -  34.66    322,500       9.4              26.57             7,500             28.00
                 ---------                                        -------
                 1,803,850                                        727,383
                 =========                                        =======

  The stock option activity since the Spin-off is summarized as follows:

                                                        Number of  Option Price
                                                         Shares       Ranges
                                                        ---------  -------------
   Outstanding at Spin-off............................. 2,106,886  $ 7.35-$16.39
   Granted.............................................   784,774   15.65- 28.00
   Exercised...........................................  (288,086)   7.35- 15.83
   Cancelled and forfeited.............................  (359,073)  11.41- 15.83
                                                        ---------
   Outstanding at December 26, 1998.................... 2,244,501    7.35- 28.00
   Granted.............................................   370,000   24.95- 34.66
   Exercised...........................................  (757,923)   7.35- 20.25
   Cancelled and forfeited.............................   (52,728)  14.42- 25.95
                                                        ---------
   Outstanding at January 1, 2000...................... 1,803,850    9.81- 34.66
                                                        =========

 Restricted Stock

  During fiscal 1998, the Company granted options to purchase 276,565 shares of restricted stock to certain of its officers. The options were granted at the market price of the stock on the date of the grant, and are reflected in the above table. During fiscal 1999, all 276,565 options were exercised at a combined price of approximately $6.1 million. In connection with the purchase of these shares and in accordance with the terms of the grant, the holders of the restricted stock became indebted to Midas in the aggregate amount of $6.1 million. Such loans

                                     MIDAS
bear interest at 6.0% per annum, and have a four-year term that is accelerated no later than one month after termination of employment. The Company has agreed to waive interest that accrues while Midas employs the borrower. The notes receivable are reflected as a reduction of shareholders' equity in the accompanying balance sheet as of fiscal year end 1999.

  Restricted shares of Whitman common stock issued to certain Midas officers were forfeited on January 30, 1998 and replaced with restricted shares of Midas common stock of equal value. At fiscal year end 1999, there were 4,418 restricted shares of Midas common stock outstanding. The restricted shares vest at various times over a three-year period commencing one year from the original date of grant.

 Other

  The Company accounts for its stock-based compensation plans using the intrinsic value method of accounting. An alternative to the intrinsic value method is the fair value method. Had the Company used the fair value method, pro forma net income and earnings per share would have been:

   Fiscal Year                                                      1999  1998
   -----------                                                      ----- -----
   Net income (in millions)
     As reported................................................... $38.4 $28.2
     Pro forma.....................................................  37.0  27.4
   Basic earnings per share
     As reported................................................... $2.33 $1.67
     Pro forma.....................................................  2.25  1.62
   Diluted earnings per share
     As reported................................................... $2.28 $1.63
     Pro forma.....................................................  2.25  1.62

  The weighted average estimated fair value of the options granted in fiscal 1999 and 1988 was $13.93 and $11.82, respectively, based on the Black-Scholes valuation model using the following assumptions:

   Fiscal Year                                                     1999   1998
   -----------                                                     -----  -----
   Risk-free interest rate........................................   6.5%   6.5%
   Dividend yield.................................................   0.0%   0.0%
   Expected volatility............................................ 33.25% 33.25%
   Expected life in years.........................................     8      8

(14) Shareholder Rights Agreement and Series A Junior Participating Preferred Stock

  In fiscal 1997, Midas adopted a Rights Agreement providing for the issuance of one Preferred Stock Purchase Right (a "Right") with each share of Midas common stock. Each Right entitles the registered holder to purchase from Midas one one-hundredth of a share of Series A Junior Participating Preferred Stock (a "Preferred Share") at a price of $150 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will become exercisable on the Rights Distribution Date, which is the earlier of the tenth day following a public announcement that a person(s) has acquired beneficial ownership of 13% or more of the Midas common stock (an "Acquired Person"), or ten business days after the commencement of a tender offer or exchange offer that would result in a person(s) acquiring beneficial ownership of 13% or more of the outstanding shares of Midas common stock.

                                     MIDAS

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

(15) Contingencies

  In connection with the disposition of U.S. company-operated shops, certain franchises entered into 94 financing agreements with a third party lender. If the franchisees fail to make required payments, Midas is contingently liable for a portion of the losses that would be incurred by the lender. As of January 1, 2000, Midas' maximum loss exposure is approximately $5.5 million; no losses were incurred by Midas in fiscal 1999 or 1998.

  Midas has certain contingent liabilities arising from various pending claims and litigation related to a number of matters. While the amount of liability that may result from these matters cannot be determined, in the opinion of Midas' counsel, the ultimate liability will not materially affect the financial position or results of operations of Midas.

(16) Business Segment Information

  Midas operates in a single business segment and provides retail automotive services principally through franchised shops located in North America (United States and Canada) and through franchised and licensed shops in international markets. During fiscal 1999, the Company completed its disposition of company-operated shops, primarily through the franchising activities in the United States and Canada described in Note 3 and the sale of the European operations described in Note 4. Foreign currency gains and losses were not significant. Sales to any single customer were less than five percent of sales and revenues in each of the years presented. Midas' U.S. operations export products to and receive royalties from franchisees located in Central America. Such sales and revenues amounted to less than one percent of U.S. sales and revenues in each of the fiscal years presented.

                                     MIDAS

  The following tables present financial information for each of the principal geographic areas in which the Company operates. Sales and revenues are attributed to geographic areas based on the location of customers.

                                                            Sales and Revenues
                                                           --------------------
   Fiscal Year                                              1999   1998   1997
   -----------                                             ------ ------ ------
   North American Operations:
     U.S.................................................. $301.8 $354.7 $411.7
     Canada...............................................   40.7   47.9   57.3
                                                           ------ ------ ------
     Total North America..................................  342.5  402.6  469.0
   International Operations...............................   13.0  111.2  122.0
                                                           ------ ------ ------
   Total.................................................. $355.5 $513.8 $591.0
                                                           ====== ====== ======

                                                           Identifiable Assets
                                                           --------------------
   Fiscal Year End                                          1999   1998   1997
   ---------------                                         ------ ------ ------
   North American Operations:
     U.S.................................................. $277.0 $298.7 $317.4
     Canada...............................................   28.3   23.6   34.3
                                                           ------ ------ ------
     Total North America..................................  305.3  322.3  351.7
                                                           ------ ------ ------
   International Operations...............................    0.6    3.0   91.4
                                                           ------ ------ ------
     Total................................................ $305.9 $325.3 $443.1
                                                           ====== ====== ======

(17) Selected Quarterly Financial Data (Unaudited)

                                           First  Second   Third  Fourth    Full
                                          Quarter Quarter Quarter Quarter   Year
                                          ------- ------- ------- -------  ------
Fiscal 1999
  Sales and revenues..................... $ 84.7  $ 98.5  $ 92.4  $ 79.9   $355.5
  Net income.............................    6.5    12.3    12.2     7.4     38.4
  Earnings per share diluted............. $  .37  $  .72  $  .73  $  .46   $ 2.28
Fiscal 1998
  Sales and revenues..................... $129.9  $140.4  $137.2  $106.3   $513.8
  Net income (loss)......................    4.2    11.2    13.1    (0.3)    28.2
  Earnings (loss) per share diluted...... $  .24  $  .65  $  .76  $ (.02)  $ 1.63