Form 10-Q
period 2000-04-01
MIDAS INC
filed 2000-05-15
CIK 1046131

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended April 1, 2000

                                      OR


  [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from               to


                     Commission File Number:     01-13409


                                  MIDAS, INC.

             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                36-4180556
(State or Other Jurisdiction of
Incorporation or Organization )           (I.R.S. Employer Identification No.)


  1300 Arlington Heights Road Itasca, Illinois          60143
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

The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of April 1, 2000 was 15,643,299.

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements


                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
           (In millions, except for earnings and dividends per share)

                                                                                                First Quarter
                                                                                        ------------------------------
                                                                                           Fiscal            Fiscal
                                                                                            2000              1999
                                                                                            ----              ----
                                                                                         (13 Weeks)        (13 Weeks)
Sales and revenues................................................................          $ 78.6            $ 84.7
Cost of sales and revenues........................................................            41.9              44.9
Selling, general, and administrative expenses.....................................            24.2              27.3
                                                                                            ------            ------
  Operating income................................................................            12.5              12.5

Interest expense..................................................................            (2.1)             (2.2)

Other income, net.................................................................             1.9               0.5
                                                                                            ------            ------
   Income before taxes............................................................            12.3              10.8
Income taxes......................................................................             4.8               4.3
                                                                                            ------            ------
   Net income.....................................................................          $  7.5            $  6.5
                                                                                            ======            ======

Earnings per share:
   Basic..........................................................................          $  .48            $  .39
                                                                                            ======            ======
   Diluted........................................................................          $  .47            $  .37
                                                                                            ======            ======

Dividends per common share........................................................          $  .02            $  .02
                                                                                            ======            ======

Average number of shares
   Common shares outstanding......................................................            15.7              16.9
   Equivalent shares on outstanding stock options.................................              .2                .6
                                                                                            ------            ------
   Shares applicable to diluted earnings..........................................            15.9              17.5
                                                                                            ======            ======

                  See notes to condensed financial statements.

                                  MIDAS, INC.
                            CONDENSED BALANCE SHEETS
                                 (In millions)

                                                                                               First
                                                                                              Quarter            Fiscal
                                                                                               Fiscal           Year End
                                                                                                2000              1999
                                                                                                ----              ----
                                                                                             (Unaudited)
Assets:
Current assets:
       Cash and cash equivalents.....................................................          $  15.8           $  13.1
       Receivables, net..............................................................             54.4              43.5
       Inventories...................................................................             65.3              63.5
       Other current assets..........................................................             17.2              20.7
                                                                                               -------           -------
         Total current assets........................................................            152.7             140.8
Property and equipment, net..........................................................            142.2             140.5
Other assets.........................................................................             24.0              24.6
                                                                                               -------           -------
         Total assets................................................................          $ 318.9           $ 305.9
                                                                                               =======           =======

Liabilities and Equity:
Current liabilities:
       Short-term debt...............................................................          $   1.5           $   1.8
       Accounts and dividends payable................................................             31.0              26.4
       Income taxes payable..........................................................              3.2               1.6
       Accrued expenses..............................................................             34.0              26.4
                                                                                               -------           -------
         Total current liabilities...................................................             69.7              56.2
Long-term debt.......................................................................             95.7             101.0
Obligations under capital leases.....................................................              9.1               9.3
Deferred income taxes and other liabilities..........................................             23.6              24.8
                                                                                               -------           -------
         Total liabilities...........................................................            198.1             191.3
                                                                                               -------           -------
Shareholders' equity:
  Common stock ($.001 par value, 100 million shares authorized;
    17.3 million shares issued) and paid-in capital..................................             24.7              26.8
  Treasury stock, at cost (1.6 million shares and 1.6 million shares)................            (43.7)            (44.9)
  Notes receivable from common stock sold to officers................................             (6.1)             (6.1)
  Retained income....................................................................            151.2             144.0
  Cumulative other comprehensive income (loss).......................................             (5.3)             (5.2)
                                                                                               -------           -------
    Total shareholders' equity.......................................................            120.8             114.6
                                                                                               -------           -------
      Total liabilities and equity...................................................          $ 318.9           $ 305.9
                                                                                               =======           =======

                  See notes to condensed financial statements.

                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In millions)

                                                                                      First Quarter
                                                                                      -------------
                                                                                Fiscal              Fiscal
                                                                                 2000                1999
                                                                                 ----                ----
Cash flows from operating activities:
Net income..........................................................             $  7.5              $  6.5
Adjustments reconciling net income to net cash provided by
 operating activities:
     Depreciation and amortization..................................                2.9                 2.9
     Cash outlays for business transformation costs.................               (2.1)               (3.0)
     Changes in assets and liabilities..............................                3.0                (1.3)
                                                                                 ------              ------
Net cash provided by operating activities...........................               11.3                 5.1
                                                                                 ------              ------
Cash flows from investing activities:
Capital investments.................................................               (4.7)               (4.3)
Proceeds from sales of property and equipment.......................                5.6                 1.5
                                                                                 ------              ------
Net cash provided by (used in) investing activities.................                0.9                (2.8)
                                                                                 ------              ------

Cash flows from financing activities:
Long-term debt repayments...........................................               (5.6)               (0.4)
Payment of obligations under capital leases.........................               (0.2)               (0.1)
Cash received for common stock......................................                0.9                 3.9
Cash paid for treasury shares.......................................               (4.3)              (17.9)
Dividends to Shareholders...........................................               (0.3)               (0.3)
                                                                                 ------              ------
Net cash used in financing activities...............................               (9.5)              (14.8)
                                                                                 ------              ------

Net change in cash and cash equivalents.............................                2.7               (12.5)
Cash and cash equivalents at beginning of period....................               13.1                36.9
                                                                                 ------              ------
Cash and cash equivalents at end of period..........................             $ 15.8              $ 24.4
                                                                                 ======              ======

                  See notes to condensed financial statements.

                            MIDAS, INC.
      CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                 (In millions)

                                                                                Notes
                                                                              Receivable
                                      Common Stock                               From
                                          and                                   Common
                                    Paid-in Capital     Treasury  Stock       Stock Sold       Retained      Comprehensive Income
                                    Shares    Amount    Shares   Amount      to Officers       Earnings      Current    Cumulatve
                                   -------    ------    ------   ------      -----------       --------      -------    ---------
Fiscal year-end 1999.............     17.3    $ 26.8     (1.6)    $(44.9)       $(6.1)          $144.0                  $ (5.2)
Common shares issued from
 treasury........................        -    (  1.2)     0.1        3.5            -                -                       -
Purchase of treasury shares......        -         -     (0.2)      (4.2)           -                -                       -
Stock option transactions........        -    (  0.9)     0.1        1.9            -                -                       -
Net income.......................        -         -        -          -            -              7.5        $  7.5         -
Other comprehensive income -
 foreign currency translation
 adjustments.....................        -         -        -          -            -                -          (0.1)     (0.1)
                                                                                                               -----
Comprehensive income.............        -         -        -          -            -                -        $  7.4         -
                                                                                                               =====
Dividends to shareholders........        -         -        -          -            -             (0.3)                      -
                                   -------    ------    -----    -------   ----------           ------                  ------
April 1, 2000....................     17.3    $ 24.7     (1.6)    $(43.7)      $( 6.1)          $151.2                  $ (5.3)
                                   =======    ======    =====    =======   ==========           ======                  ======

                  See notes to condensed financial statements.

                                  MIDAS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended April 1, 2000 ("first quarter fiscal 2000") and March 27, 1999 ("first quarter fiscal 1999") and of its financial position as of April 1, 2000. All such adjustments are of a normal recurring nature.
The results of operations for the first quarter fiscal 2000 and 1999 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries ("Midas" or the "Company"). The unaudited condensed financial statements for both the first quarter ended April 1, 2000 and the first quarter ended March 27, 1999 covered a 13-week period.


2. Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                                                                        First Quarter
                                                                           --------------------------------------
                                                                                 Fiscal              Fiscal
                                                                                  2000                1999
                                                                                  ----                ----
     Interest paid.......................................................         $  0.9              $  0.9
     Income tax (refunds)................................................          ( 0.4)              ( 0.4)
     Income taxes paid...................................................            0.7                 3.1

3.  Inventories

Inventories, summarized by major classification, were as follows (in millions):

                                                                        First
                                                                       Quarter       Fiscal
                                                                        Fiscal      Year End
                                                                         2000         1999
                                                                         ----         ----
                                                                      (Unaudited)
          Raw materials and work in process.........................     $ 4.2        $ 4.5
          Finished goods............................................      61.1         59.0
                                                                         -----        -----
                                                                         $65.3        $63.5
                                                                         =====        =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        LIQUIDITY AND CAPITAL RESOURCES


     Midas' cash and cash equivalents totaled $15.8 million at the end of first quarter fiscal 2000 and $24.4 million at the end of first quarter fiscal 1999.

     The Company generated net cash flows from operating activities of $11.3 million for the first quarter of fiscal 2000 versus $5.1 million for the first quarter of fiscal 1999. The year-over-year increase was due to changes in working capital, along with higher net income and lower cash outlays for business transformation costs in fiscal 2000.

     Investing activities provided $0.9 million in cash during the first quarter of fiscal 2000 while using $2.8 million during the comparable quarter one year ago. Fiscal 2000 includes proceeds of $5.6 million from the sale of a former manufacturing facility, while fiscal 1999 includes proceeds of $1.5 million primarily related to the sale, licensing and franchising of company-operated shops. Capital investments of $4.7 million in fiscal 2000 and $4.3 million in fiscal 1999 were primarily related to the Company's ongoing management information systems projects.

     Net cash used in financing activities was $9.5 million in the first quarter of fiscal 2000 and $14.8 million in the first quarter of fiscal 1999. This decrease was primarily the result of lower treasury stock repurchases in fiscal 2000, partially offset by higher repayments of long-term debt.

     The Company believes that current cash balances, cash generated from operations, and availability under its line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support future growth in sales for the foreseeable future, as well as the Company's share repurchase plan.

                             RESULTS OF OPERATIONS


       First Quarter Fiscal 2000 Compared with First Quarter Fiscal 1999

     The following is a summary of the Company's sales and revenues for the first quarter of fiscal 2000 and 1999: ($ Millions)

                                                                            Percent                       Percent
                                                               2000        to Total          1999         to Total
                                                               ----        --------          ----        --------
Replacement parts sales............................            $52.5           66.8%        $53.6             63.3%
Company-operated shop retail sales.................              0.4            0.5           4.8              5.7
Royalties and license fees.........................             15.5           19.7          15.7             18.5
Real estate rental revenues........................              9.9           12.6           9.9             11.7
Other..............................................              0.3            0.4           0.7              0.8
                                                               -----          -----         -----            -----
Sales and revenues.................................            $78.6          100.0%        $84.7            100.0%
                                                               =====          =====         =====            =====


     Approximately $4.4 million of the overall sales decline of $6.1 million was due to the sale, licensing and franchising of company-operated shops, while the balance was due to slightly lower replacement parts sales and other revenues. The sale, licensing and franchising of company-operated shops was part of the Company's strategy to dispose of all of its company-operated shops, and to become a focused and efficient operator of a North American franchise and wholesale parts distribution network, and a licensor of Midas trademarks outside of North America.

     The Company's replacement parts sales continue to be adversely affected by the overall decline in market demand for exhaust products. These declines were partially offset by the sale of newly introduced climate control products in the first quarter of fiscal 2000, as the Company pursues its strategy of adding new products and services at the wholesale and retail level to offset the declines in the exhaust business.

     Cost of sales and revenues declined $3.0 million or 6.7% compared to the first quarter of fiscal 1999. Cost of sales and revenues as a percent of total sales and revenues increased slightly from 53.0% in the first quarter of fiscal 1999 to 53.3% in the current quarter. This increase as a percent of sales was due to the elimination of high margin retail sales at company-operated shops.

     Selling, general and administrative expenses for the quarter declined $3.1 million or 11.4% from the first quarter of fiscal 1999 to $24.2 million. This decrease in operating expenses was primarily related to the sale, licensing and franchising of the company-operated shops and the consolidation of the Canadian administration functions into the U.S. As a percentage of total sales and revenues, selling, general and administrative expenses represented 30.8% of sales in the first quarter of fiscal 2000 versus 32.2% in the year ago quarter.

     Operating income was $12.5 million in the first quarter of both fiscal 2000 and 1999, while the operating income margin for the quarter increased to 15.9% in fiscal 2000 versus 14.8% in fiscal 1999.

     Other income of $1.9 million in the first quarter of 2000 included a non-recurring gain of $1.3 million from the sale of one of the Company's manufacturing plants.

     As a result of the above items, net income increased $1.0 million or 15.4% from $6.5 million in the first quarter of fiscal 1999 to $7.5 million in the first quarter of fiscal 2000.

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



Date:  May 15, 2000:                      /s/ William M. Guzik
                                          -----------------------------
                                          William M. Guzik
                                          Vice President and Controller
                                          (As Chief Accounting Officer and Duly
                                          Authorized Officer of Midas, Inc.)