Form 10-Q
period 2000-07-01
MIDAS INC
filed 2000-08-15
CIK 1046131

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended July 1, 2000


                                       OR


  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the transition period from             to


                      Commission File Number:     01-13409


                                  MIDAS, INC.

             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                    36-4180556

(State or Other Jurisdiction of              (I.R.S Employer Identification No.)
 Incorporation or Organization)


    1300 Arlington Heights Road                            60143
       Itasca, Illinois


  (Address of Principal Executive Offices)               (Zip Code)



                                 (630) 438-3000

              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of July 1, 2000 was 15,434,032.

PART 1.  FINANCIAL INFORMATION

Item 1:  Financial Statements


                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
           (In millions, except for earnings and dividends per share)



                                                                  For the quarter        For the six months
                                                                 ended fiscal June       ended fiscal June
                                                               ----------------------  ----------------------
                                                                    2000        1999        2000        1999
                                                                  ------      ------      ------      ------
                                                                (13 Weeks)  (13 Weeks)  (26 Weeks)  (26 Weeks)
Sales and revenues...........................................     $ 98.4      $ 98.5      $177.0      $183.2
Cost of sales and revenues...................................       54.4        53.0        96.3        97.9
Selling, general, and administrative expenses................       24.9        24.3        49.1        51.6
                                                                  ------      ------      ------      ------
     Operating income........................................       19.1        21.2        31.6        33.7
Interest expense............................................      (  1.9)     (  2.1)     (  4.0)     (  4.3)
Other income, net............................................        2.0         1.4         3.9         1.9
                                                                  ------      ------      ------      ------
     Income before taxes.....................................       19.2        20.5        31.5        31.3
Income taxes.................................................        6.8         8.2        11.6        12.5
                                                                  ------      ------      ------      ------
     Net income..............................................     $ 12.4      $ 12.3      $ 19.9      $ 18.8
                                                                  ======      ======      ======      ======

Earnings per share:
  Basic......................................................     $  .79      $  .74      $ 1.27      $ 1.12
                                                                  ======      ======      ======      ======
  Diluted....................................................     $  .78      $  .72      $ 1.25      $ 1.09
                                                                  ======      ======      ======      ======


Dividends per common share...................................     $  .02      $  .02      $  .04      $  .04
                                                                  ======      ======      ======      ======

Average number of shares
  Common shares outstanding..................................       15.6        16.6        15.6        16.7
  Equivalent shares on outstanding stock options.............         .2          .5          .2          .6
                                                                  ------      ------      ------      ------
  Shares applicable to diluted earnings......................       15.8        17.1        15.8        17.3
                                                                  ======      ======      ======      ======


                 See notes to condensed financial statements.

                                  MIDAS, INC.
                           CONDENSED BALANCE SHEETS
                                 (In millions)

                                                                                           Fiscal            Fiscal
                                                                                            June            December
                                                                                            2000              1999
                                                                                            ----              ----
                                                                                        (Unaudited)
Assets:
Current assets:
     Cash and cash equivalents....................................................      $    2.6           $   13.1
     Receivables, net.............................................................          61.1               43.5
     Inventories..................................................................          73.1               63.5
     Other current assets.........................................................          19.1               20.7
                                                                                        --------           --------
      Total current assets........................................................         155.9              140.8
Property and equipment, net.......................................................         145.5              140.5
Other assets......................................................................          25.1               24.6
                                                                                        --------           --------
      Total assets................................................................      $  326.5           $  305.9
                                                                                        ========           ========

Liabilities and Equity:
Current liabilities:
     Short-term debt..............................................................      $    9.5           $    1.8
     Accounts and dividends payable...............................................          35.8               26.4
     Income taxes payable.........................................................           3.4                1.6
     Accrued expenses.............................................................          22.9               26.4
                                                                                        --------           --------
      Total current liabilities...................................................          71.6               56.2
Long-term debt....................................................................          94.4              101.0
Obligations under capital leases..................................................           9.3                9.3
Deferred income taxes and other liabilities.......................................          24.1               24.8
                                                                                        --------           --------
      Total liabilities...........................................................         199.4              191.3
                                                                                        --------           --------
Shareholders' equity:
      Common stock ($.001 par value, 100 million shares authorized;
       17.3 million shares issued) and paid-in capital............................          23.4               26.8
      Treasury stock, at cost (1.9 million shares and 1.6 million shares).........         (47.9)             (44.9)
      Notes receivable from common stock sold to officers.........................          (6.1)              (6.1)
      Retained income.............................................................         163.3              144.0
      Cumulative other comprehensive income (loss)................................          (5.6)             ( 5.2)
                                                                                        --------           --------
       Total shareholders' equity.................................................         127.1              114.6
                                                                                        --------           --------
        Total liabilities and equity...........................................         $  326.5           $  305.9
                                                                                        ========           ========



                  See notes to condensed financial statements.

                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In millions)

                                                                             For the six months
                                                                              ended fiscal June
                                                                               2000            1999
                                                                           --------        --------
Cash flows from operating activities:
Net income..........................................................       $   19.9        $   18.8
Adjustments reconciling net income to
   net cash provided by operating activities:
    Depreciation and amortization...................................            5.5             5.7
    Cash outlays for business transformation costs..................           (3.0)           (7.2)
    Gains on the sales of assets....................................           (3.8)              -
    Changes in assets and liabilities, net of effects of
     acquisitions and dispositions..................................          (12.1)           (2.2)
                                                                           --------        --------
Net cash provided by operating activities...........................            6.5            15.1
                                                                           --------        --------
Cash flows from investing activities:
Cash paid for acquired businesses...................................         (  7.4)              -
Capital investments.................................................         (  9.4)          (12.6)
Proceeds from sales of assets.......................................            8.7             5.4
                                                                           --------        --------
Net cash used in investing activities...............................         (  8.1)           (7.2)
                                                                           --------        --------

Cash flows from financing activities:
Short-term borrowings, net..........................................            7.9               -
Long-term debt repayments, net......................................           (6.8)           (0.6)
Payment of obligations under capital leases.........................           (0.4)           (0.3)
Cash received for common stock......................................            2.0             6.7
Cash paid for treasury shares.......................................          (11.0)          (40.1)
Dividends paid to shareholders......................................           (0.6)           (0.7)
                                                                           --------        --------
Net cash used in financing activities...............................           (8.9)          (35.0)
                                                                           --------        --------

Net change in cash and cash equivalents.............................          (10.5)          (27.1)
Cash and cash equivalents at beginning of period....................           13.1            36.9
                                                                           --------        --------
Cash and cash equivalents at end of period..........................       $    2.6        $    9.8
                                                                           ========        ========


                  See notes to condensed financial statements.

                                  MIDAS, INC.
      CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                 (In millions)


                                                                                     Notes
                                                                                  Receivable
                                           Common Stock                              From
                                               and                                  Common                    Comprehensive
                                          Paid-in Capital     Treasury Stock      Stock Sold     Retained        Income
                                           Shares Amount      Shares  Amount      to Officers    Earnings   Current  Cumulative
                                           ------ ------      ------  ------      -----------    --------   -------  ---------
Fiscal year-end 1999.................       17.3    $ 26.8      (1.6)  $ (44.9)     $  (6.1)      $ 144.0             $    (5.2)
Restricted stock award...............          -      (1.2)      0.1       3.5            -             -                     -
Purchase of treasury shares..........          -         -      (0.5)    (11.0)           -             -                     -
Stock option transactions............          -      (2.2)      0.1       4.5            -             -                     -
Net income...........................          -         -         -         -            -          19.9    $ 19.9           -
Other comprehensive income - foreign
  currency translation adjustments...          -         -         -         -            -             -      (0.4)       (0.4)
                                                                                                             ------
Comprehensive income.................          -         -         -         -            -             -    $ 19.5           -
                                                                                                             ======
Dividends to shareholders............          -         -         -         -            -          (0.6)                    -
                                          ------    ------      ----   -------      -------       -------             ---------
July 1, 2000.........................       17.3    $ 23.4      (1.9)  $ (47.9)     $  (6.1)      $ 163.3             $    (5.6)
                                          ======    ======      ====   =======      =======       =======             =========

                 See notes to condensed financial statements.

                                  MIDAS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended July 1, 2000 ("second quarter fiscal 2000") and June 26, 1999 ("second quarter fiscal 1999") and of its financial position as of July 1, 2000. All such adjustments are of a normal recurring nature. The results of operations for the interim fiscal 2000 and 1999 periods are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries ("Midas" or the "Company"). The unaudited condensed financial statements for the quarters ended July 1, 2000 and June 26, 1999 both cover a 13-week period, while the unaudited condensed financial statements for the six months ended July 1, 2000 and June 26, 1999 both cover a 26-week period.



2. Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):


                                                         For the six months
                                                          ended fiscal June
                                                          -----------------
                                                          2000         1999
                                                          ----         ----
          Interest paid............................       $ 4.2        $ 4.4
          Income tax (refunds).....................        (0.7)        (0.4)
          Income taxes paid........................         8.5         10.4

3.  Inventories

Inventories, summarized by major classification, were as follows (in millions):


                                                         Fiscal       Fiscal
                                                          June       December
                                                          2000         1999
                                                          ----         ----
                                                       (Unaudited)
          Raw materials and work in progress.........     $ 6.1        $ 4.5
          Finished goods.............................      67.0         59.0
                                                          -----        -----
                                                          $73.1        $63.5
                                                          =====        =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        LIQUIDITY AND CAPITAL RESOURCES

        Midas' cash and cash equivalents totaled $2.6 million at the end of second quarter fiscal 2000 and $9.8 million at the end of second quarter fiscal 1999.

        The Company generated net cash flows from operating activities of $6.5 million for the first six months of fiscal 2000 versus $15.1 million for the first six months of fiscal 1999. The year-over-year decrease was due to increased working capital. This increase in working capital in 2000 was due to a combination of the normal seasonal upturn in the business (which results in higher receivables and inventory), and slower collections of receivables. The seasonal upturn in working capital in 1999 was mitigated by a significant increase in accounts payable.

        Investing activities used $8.1 million in cash during the first six months of fiscal 2000 compared with $7.2 million during the same period of fiscal 1999. During fiscal 2000 the company paid a total of $7.4 million to acquire 27 small climate control distribution locations as part of its strategy to expand the Company's distribution channels and to add new products and services at the wholesale and retail levels. As part of its distribution and product expansion strategy, the Company plans to add several hundred of these small climate control distribution locations in North America over the next three years at an average investment of approximately $300,000 per location. The Company also invested $9.4 million in fiscal 2000 primarily related to the Company's ongoing management information systems projects, compared with $12.6 million in fiscal 1999. These capital investments were partially offset by proceeds from the sale of assets of $8.7 million in fiscal 2000 and $5.4 million in fiscal 1999. The fiscal 2000 amount includes proceeds of $5.6 million from the sale of a former manufacturing facility and $1.8 million related to the sale of the Company's Australian operations, while the fiscal 1999 amount is related to the sale, licensing and franchising of company-operated shops.

        Net cash used in financing activities was $8.9 million in the first six months of fiscal 2000 compared with $35.0 million in the first six months of fiscal 1999. This $26.1 million reduction was primarily the result of a $29.1 million decrease in treasury stock repurchases from $40.1 million in fiscal 1999 to $11.0 million in fiscal 2000, partially offset by lower cash received for common stock option transactions.

        The Company believes that current cash balances, cash generated from operations, and availability under its line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support future growth in sales for the foreseeable future, as well as the Company's share repurchase plan.

                             RESULTS OF OPERATIONS


      Second Quarter Fiscal 2000 Compared with Second Quarter Fiscal 1999

     The following is a summary of the Company's sales and revenues for the second quarter of fiscal 2000 and 1999: ($ Millions)

                                                                         Percent                 Percent
                                                              2000       to Total     1999       to Total
                                                              ----       --------     ----       --------
     Replacement parts sales............................       $69.0        70.1%      $66.5        67.5%
     Company-operated shop retail sales.................         1.8         1.8         3.0         3.0
     Royalties and license fees.........................        17.3        17.6        18.3        18.6
     Real estate rental revenues........................         9.8        10.0        10.0        10.2
     Other..............................................         0.5         0.5         0.7         0.7
                                                               -----       -----       -----       -----
     Sales and revenues.................................       $98.4       100.0%      $98.5       100.0%
                                                               =====       =====       =====       =====


     Sales and revenues for the second quarter of fiscal 2000 were $98.4 million or $0.1 million below last year's fiscal second quarter, with increased replacement parts sales offsetting declines in other revenue sources. The increase in replacement parts sales of $2.5 million resulted entirely from the expansion of the Company's distribution channels which more than offset lower exhaust and brake product shipments. As part of its distribution and product expansion strategy, the Company plans to add several hundred small climate control distribution locations in North America over the next three years. These distribution locations will serve both Midas Dealers and other customers and will support the company's introduction of climate control repair services through the Midas system. During 2000, the Company acquired 27 such locations at a total cost of $7.4 million. Approximately $1.2 million of the $2.6 million decline in the Company's other sales and revenues was due to a reduction in the number of company-operated shops from 17 in 1999 to 10 in 2000.

     Cost of sales and revenues increased $1.4 million or 2.6% compared to the second quarter of fiscal 1999. Cost of sales and revenues as a percent of total sales and revenues increased from 53.8% in the second quarter of fiscal 1999 to 55.3% in the second quarter of fiscal 2000. This increase as a percent of sales was due to the reduction in high margin retail sales at company-operated shops and relatively lower margins associated with the Company's new product lines.

     Selling, general and administrative expenses for the second quarter of fiscal 2000 increased $0.6 million or 2.5% compared to the fiscal second quarter of 1999. This increase in operating expenses was due entirely to operating the previously mentioned new distribution locations, with offsetting savings related to the sale, licensing and franchising of the company-operated shops and the consolidation of the Canadian administration functions into the U.S. As a percentage of total sales and revenues, selling, general and administrative expenses represented 25.3% of sales during the second quarter of fiscal 2000 versus 24.7% in the second quarter of fiscal 1999.

     Operating income was $19.1 million for the second quarter of fiscal 2000 or $2.1 million below the prior year as the operating income margin decreased to 19.4% in fiscal 2000 compared to 21.5% in fiscal 1999.

     Other income of $2.0 million in the second quarter of fiscal 2000 included a non-recurring gain of $1.8 million from the sale of Midas' Australian operations, while the prior year included a $1.0 million gain on the finalization of the sale of Midas' European operations.

     As a result of the above items and a favorable tax benefit of $0.7 million on the sale of Midas' Australian operations, net income increased $0.1 million from $12.3 million in the second quarter of fiscal 1999 to $12.4 million in the second quarter of fiscal 2000.


    Six Months Ended Fiscal June 2000 Compared With Six Months Ended Fiscal June 1999

     The following is a summary of the Company's sales and revenues for the six months ended fiscal June 2000 and 1999: ($ Millions)

                                                                  Percent             Percent
                                                         2000     to Total    1999    to Total
                                                         ----     --------    ----    --------
     Replacement parts sales........................     $121.5      68.6%    $120.1     65.6%
     Company-operated shop retail sales.............        2.2       1.2        7.8      4.2
     Royalties and license fees.....................       32.8      18.6       34.0     18.6
     Real estate rental revenues....................       19.7      11.1       19.9     10.9
     Other..........................................        0.8       0.5        1.4      0.7
                                                         ------     -----     ------    -----
     Sales and revenues.............................     $177.0     100.0%    $183.2    100.0%
                                                         ======     =====     ======    =====

     Approximately $5.6 million of the overall sales decline of $6.2 million was due to a reduction in the number of company-operated shops, due to the sale, licensing and franchising of these shops. Royalties and license fees, real estate rental revenues and other revenues all showed slight declines, while the Company showed a $1.4 million increase in its replacement parts business. The increase in replacement parts sales resulted from the expansion of the Company's distribution channels which more than offset lower exhaust and brake product shipments. As part of its distribution and product expansion strategy, the Company plans to add several hundred small climate control distribution locations in North America over the next three years. These distribution locations will serve both Midas Dealers and other customers and will support the company's introduction of climate control repair services through the Midas system. During 2000, the Company acquired 27 such locations at a total cost of $7.4 million.

     Cost of sales and revenues declined $1.6 million or 1.6% compared to the first six months of fiscal 1999, primarily due to the decline in sales. Cost of sales and revenues as a percent of total sales and revenues increased slightly from 53.4% in the first six months of fiscal 1999 to 54.4% in the first six months of fiscal 2000. This increase as a percent of sales was due to the reduction in high margin retail sales at company-operated shops and relatively lower margins associated with the Company's new product lines.

     Selling, general and administrative expenses for the first six months of fiscal 2000 declined $2.5 million or 4.8% compared to the first six months of fiscal 1999. This decrease in operating expenses was primarily related to a reduction in the number of company-operated shops and the consolidation of the Canadian administration functions into the U.S., which were partially offset by operating expenses related to the new distribution locations. As a percentage of total sales and revenues, selling, general and administrative expenses represented 27.7% of sales during the first six months of fiscal 2000 versus 28.2% in the prior fiscal period.

     Operating income was $31.6 million for the first six months of fiscal 2000 or $2.1 million below the prior year as the operating income margin decreased to 17.9% in fiscal 2000 compared to 18.4% in fiscal 1999.

     Other income of $3.9 million in the first six months of fiscal 2000 included non-recurring gains of $1.2 million from the sale of one of the Company's former manufacturing plants and $1.8 million from the sale of Midas' Australian operations. Other income of $1.9 million in the prior year included a $1.0 million gain on the finalization of the sale of Midas' European operations.

     As a result of the above items, net income increased $1.1 million or 5.9% from $18.8 million in the first six months of fiscal 1999 to $19.9 million in the first six months of fiscal 2000.


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

PART II.  OTHER INFORMATION

Item 5: Other Information

     Midas, Inc. has established the date for its 2001 Annual Meeting of Shareholders as May 10, 2001. This is a change from the 2000 Proxy Statement which stated that "The 2001 annual meeting is expected to be held on May 3, 2001." A shareholder proposal or nomination intended to be brought before the 2001 annual meeting must be received by the Corporate Secretary after the close of business on February 16, 2001 and prior to the close of business on March 8, 2001. All proposals and nominations should be addressed to Midas, Inc., 1300 Arlington Heights Road, Itasca, Illinois 60143, Attention: Corporate Secretary.

     Beginning on January 1, 2001, Midas, Inc. will change from making quarterly dividend payments to making a single annual dividend payment.

     Exhibit 27, Financial Data Schedule, was filed only electronically with the Securities Exchange Commission.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 14, 2000:                 /s/ William M. Guzik
                                        --------------------
                                        William M. Guzik
                                        Vice President and Controller
                                        (As Chief Accounting Officer and Duly
                                        Authorized Officer of Midas, Inc.)