Form 10-K/A
period 2000-01-01
MIDAS INC
filed 2000-09-26
CIK 1046131

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Item 14 of the report is amended to read as set forth below and Exhibit 99 referred to in amended Item 14(c) is filed herewith.

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

    2. Financial Statement Schedules

      See Index to Financial Statements on Page F-1.

  (b) Reports on Form 8-K

    No Report on Form 8-K was filed by the Registrant during the quarter ended January 1, 2000.

  (c) Exhibits

   Exhibit No.                            Description
   -----------                            -----------
    3(i).1     Certificate of Incorporation (incorporated by reference to
               Exhibit 3(i).1 to Midas, Inc. Registration Statement on Form
               10/A No. 3 (Post-Effective Amendment No. 1) (Commission File No.
               1-13409) (the "Form 10")).
    3(i).2     Certificate of Amendment of the Certificate of Incorporation,
               dated December 30, 1997 (incorporated by reference to Exhibit
               3(i).2 to the Form 10).
    3(ii)      By-Laws (as amended December 31, 1997) (incorporated by
               reference to Exhibit 4.4 to Midas, Inc. Registration Statement
               on Form S-8 relating to its Retirement Savings Plans
               (Registration No. 333-44625) (the "RSP Form S-8")).
    4.1        Certificate of Designation of Series A Junior Participating
               Preferred Stock (incorporated by reference to Exhibit 4.3 to the
               RSP Form S-8).
    4.2        Rights Agreement, dated as of December 31, 1997, between Midas,
               Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.5 to the RSP Form S-8).
    4.3        Midas' Canadian operations revolving credit agreement, dated
               June 29, 1998 with the ABN-AMRO Bank.
   10.1        Distribution and Indemnity Agreement dated as of December 31,
               1997 among Midas, Inc., Midas International Corporation and
               Whitman Corporation (incorporated by reference to Exhibit 2.1 to
               Midas, Inc. Current Report on Form 8-K dated January 30, 1998
               (the "Form
               8-K")).
   10.2        Tax Sharing Agreement dated as of December 31, 1997 among Midas,
               Inc., Midas International Corporation and Whitman Corporation
               (incorporated by reference to Exhibit 2.2 to the Form 8-K).
   10.3**      Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Midas, Inc. Registration Statement on Form S-8 relating to its Stock Incentive Plan (Registration No. 333-44797)).
   10.4**      Form of Option Agreement
   10.5**      Form of Restricted Stock Award (incorporated by reference to
               Exhibit 10.5 to the Midas, Inc. Annual Report on Form 10-K for
               the year ended December 20, 1997 (File No. 01-13409)).
   10.6**      Form of Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Midas, Inc.'s Registration Statement on
               Form 10/A No.1 (Commission File No. 01-13409)).
   10.7**      Agreement with former Chief Executive Officer (incorporated by reference to Exhibit 10.7 to the Midas, Inc. Annual Report on
               Form 10-K for the year ended December 20, 1997 (File No.
               01-13409)).
   10.8**      Form of Restricted Stock Agreement and promissory note.
   21          Subsidiaries of Midas, Inc.
   23*         Consent of KPMG LLP.
   27*         Financial Data Schedule.
   99*         Company Proxy Statement for its Annual Meeting of Shareholders
               held May 11, 2000 (the "2000 Proxy Statement").

--------
*  Filed herewith
** Management Compensatory Plan or Contract

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed
on its behalf by the undersigned, thereunto duly authorized, this      day of
September 2000.

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