Form 10-Q
period 2000-09-30
MIDAS INC
filed 2000-11-14
CIK 1046131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2000


                                            OR


  [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

              For the transition period from                     to


                      Commission File Number:     01-13409


                                  MIDAS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                            36-4180556
            -------------------------------            ----------------
           (State or Other Jurisdiction of            (I.R.S. Employer
            Incorporation or Organization)           Identification No.)


      1300 Arlington Heights Road Itasca, Illinois          60143
      --------------------------------------------        ----------
        (Address of Principal Executive Offices)          (Zip Code)


                                 (630) 438-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                   ---      --

The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of October 28, 2000 was 15,157,062.

PART 1.  FINANCIAL INFORMATION

Item 1:  Financial Statements


                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
           (In millions, except for earnings and dividends per share)


                                                                 For the quarter         For the nine months
                                                              ended fiscal September    ended fiscal September
                                                             ------------------------  ------------------------
                                                                  2000         1999         2000         1999
                                                                 ------       ------       ------       ------
                                                              (13 Weeks)   (13 Weeks)   (39 Weeks)   (39 Weeks)
Sales and revenues.........................................      $ 94.3       $ 92.4       $271.3       $275.6
Cost of sales and revenues.................................        51.9         50.0        148.2        147.9
Selling, general, and administrative expenses..............        28.9         20.9         78.0         72.5
                                                                 ------       ------       ------       ------
    Operating income.......................................        13.5         21.5         45.1         55.2
Interest expense...........................................        (2.1)        (2.0)        (6.1)        (6.3)
Other income, net..........................................         0.2          0.8          4.1          2.7
                                                                 ------       ------       ------       ------
    Income before taxes....................................        11.6         20.3         43.1         51.6
Income taxes (benefit).....................................        (0.4)         8.1         11.2         20.6
                                                                 ------       ------       ------       ------
    Net income.............................................      $ 12.0       $ 12.2       $ 31.9       $ 31.0
                                                                 ======       ======       ======       ======

Earnings per share:
  Basic....................................................      $  .79       $  .75       $ 2.06       $ 1.87
                                                                 ======       ======       ======       ======
  Diluted..................................................      $  .78       $  .73       $ 2.03       $ 1.82
                                                                 ======       ======       ======       ======

Dividends per common share.................................      $  .02       $  .02       $  .06       $  .06
                                                                 ======       ======       ======       ======
Average number of shares
  Common shares outstanding................................        15.3         16.3         15.5         16.6
  Equivalent shares on outstanding stock options...........          .1           .3           .2           .4
                                                                 ------       ------       ------       ------
  Shares applicable to diluted earnings....................        15.4         16.6         15.7         17.0
                                                                 ======       ======       ======       ======


                  See notes to condensed financial statements.

                                  MIDAS, INC.
                           CONDENSED BALANCE SHEETS
                                 (In millions)

                                                            Fiscal       Fiscal
                                                          September     December
                                                            2000          1999
                                                          ---------    ---------
                                                         (Unaudited)
Assets:
Current assets:
  Cash and cash equivalents.............................    $   -       $ 13.1
  Receivables, net......................................      58.2        43.5
  Inventories...........................................      71.7        63.5
  Other current assets..................................      18.6        20.7
                                                            ------      ------
    Total current assets................................     148.5       140.8
Property and equipment, net.............................     145.7       140.5
Other assets............................................      27.8        24.6
                                                            ------      ------
    Total assets........................................    $322.0      $305.9
                                                            ======      ======

Liabilities and Equity:
Current liabilities:
  Short-term debt.......................................    $  4.4      $  1.8
  Accounts and dividends payable........................      31.5        26.4
  Income taxes payable..................................       3.5         1.6
  Accrued expenses......................................      31.2        26.4
                                                            ------      ------
    Total current liabilities...........................      70.6        56.2
Long-term debt..........................................      85.3       101.0
Obligations under capital leases........................       9.3         9.3
Deferred income taxes and other liabilities.............      22.8        24.8
                                                            ------      ------
    Total liabilities...................................     188.0       191.3
                                                            ------      ------
Shareholders' equity:
  Common stock ($.001 par value, 100 million shares
   authorized; 17.3 million shares issued) and paid-in
   capital..............................................      23.5        26.8
  Treasury stock, at cost (2.1 million shares and 1.6
   million shares)......................................     (52.4)      (44.9)
  Notes receivable from common stock sold to officers...      (6.1)       (6.1)
  Retained income.......................................     175.0       144.0
  Cumulative other comprehensive income (loss)..........      (6.0)       (5.2)
                                                            ------      ------
    Total shareholders' equity..........................     134.0       114.6
                                                            ------      ------
      Total liabilities and equity........................  $322.0      $305.9
                                                            ======      ======



                 See notes to condensed financial statements.

                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In millions)

                                                                           For the nine months
                                                                          ended fiscal September
                                                                          ----------------------
                                                                              2000         1999
                                                                            -------       -------
Cash flows from operating activities:
Net income..........................................................        $  31.9       $  31.0
Adjustments reconciling net income to
  net cash provided by operating activities:
    Depreciation and amortization...................................            7.9           8.3
    Cash outlays for business transformation costs..................           (3.6)         (9.6)
    Gains on the sales of assets....................................           (4.2)            -
    Changes in assets and liabilities, net of effects of
      acquisitions and dispositions.................................           (6.5)          8.1
                                                                            -------       -------
Net cash provided by operating activities...........................           25.5          37.8
                                                                            -------       -------

Cash flows from investing activities:
Cash paid for acquired businesses...................................           (7.6)            -
Capital investments.................................................          (12.2)        (15.6)
Proceeds from sales of assets.......................................            9.2           8.2
                                                                            -------       -------
Net cash used in investing activities...............................          (10.6)         (7.4)
                                                                            -------       -------
Cash flows from financing activities:
Short-term borrowings, net..........................................            2.8             -
Long-term debt repayments, net......................................          (15.9)         (0.8)
Payment of obligations under capital leases.........................           (0.5)         (0.5)
Cash received for common stock......................................            2.0           7.1
Cash paid for treasury shares.......................................          (15.5)        (43.3)
Dividends paid to shareholders......................................           (0.9)         (1.0)
                                                                            -------       -------
Net cash used in financing activities...............................          (28.0)        (38.5)
                                                                            -------       -------
Net change in cash and cash equivalents.............................          (13.1)         (8.1)
Cash and cash equivalents at beginning of period....................           13.1          36.9
                                                                            -------       -------
Cash and cash equivalents at end of period..........................        $     -       $  28.8
                                                                            =======       =======


                  See notes to condensed financial statements.

                                  MIDAS, INC.
      CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                 (In millions)

                                                                                Notes
                                                                               Receivable
                                    Common Stock and                           From Common
                                    Paid-in Capital      Treasury Stock       Stock Sold to      Retained       Comprehensive Income
                                    Shares    Amount     Shares  Amount         Officers         Earnings        Current Cumulative
                                    ------    ------     ------  -------      --------------     --------       --------   ---------
Fiscal year-end 1999.............    17.3    $ 26.8      (1.6)   $(44.9)          $(6.1)          $144.0                     $(5.2)
Restricted stock award...........       -      (1.2)      0.1       3.5               -                -                         -
Purchase of treasury shares......       -         -      (0.7)    (15.5)              -                -                         -
Stock option transactions........       -      (2.1)      0.1       4.5               -                -                         -
Net income.......................       -         -         -         -               -             31.9          $ 31.9         -
Other comprehensive income -
 foreign currency translation
 adjustments.....................       -         -         -         -               -                -            (0.8)     (0.8)
                                                                                                                  ------
Comprehensive income.............       -         -         -         -               -                -          $ 31.1         -
                                                                                                                  ======
Dividends to shareholders........       -         -         -         -               -            (0.9)                         -
                                    -----    ------      ----    ------           -----           ------                      -----
September 30, 2000...............    17.3    $ 23.5      (2.1)  $(52.4)          $(6.1)          $175.0                      $(6.0)
                                    =====    ======      ====   ======           =====           ======                      =====



                  See notes to condensed financial statements.

                                  MIDAS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 30, 2000 ("third quarter fiscal 2000") and September 25, 1999 ("third quarter fiscal 1999") and of its financial position as of September 30, 2000. All such adjustments are of a normal recurring nature. The results of operations for the interim fiscal 2000 and 1999 periods are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries ("Midas" or the "Company"). The unaudited condensed financial statements for the quarters ended September 30, 2000 and September 25, 1999 both cover a 13-week period, while the unaudited condensed financial statements for the nine months ended September 30, 2000 and September 25, 1999 both cover a 39-week period.


2. Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                                                             For the nine months
                                                                            ended fiscal September
                                                                            -----------------------
                                                                              2000         1999
                                                                            --------      ---------
Interest paid.......................................................           $ 5.0       $ 4.2
Income tax (refunds)................................................            (0.7)       (0.4)
Income taxes paid...................................................             8.9        17.3

                                  MIDAS, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS - (CONTINUED)

3.  Inventories

Inventories, summarized by major classification, were as follows (in millions):

                                                   Fiscal        Fiscal
                                                  September     December
                                                    2000          1999
                                                    -----        -----
                                                 (Unaudited)
          Raw materials and work                   $  6.7        $ 4.5
           in process.......................
          Finished goods....................         65.0         59.0
                                                    -----        -----
                                                    $71.7        $63.5
                                                    =====        =====

4.  Income Taxes

During the third quarter of fiscal 2000, the Company recorded a non-recurring tax benefit of $4.8 million related to the disposition of its Australian operations.


5.  Loss Contingency

On October 13, 2000, a franchisee that operates 63 Midas shops in the Florida market filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code. As of September 30, 2000, the Company had a receivable of $5.2 million from this franchisee for product purchases and royalties. The Company cannot currently estimate the portion of this receivable, if any, that it ultimately may not recover. As a result, no specific provision for losses on this receivable has been made in the Company's fiscal 2000 financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        LIQUIDITY AND CAPITAL RESOURCES

     Midas' cash and cash equivalents decreased $13.1 million in the first nine months of fiscal 2000.

     The Company generated net cash flows from operating activities of $25.5 million for the first nine months of fiscal 2000 versus $37.8 million for the first nine months of fiscal 1999. The year-over-year decrease was due to increased working capital. This increase in working capital in 2000 was due to a combination of the normal seasonal upturn in the business (which results in higher receivables), higher inventory levels needed to support the Company's expanded product offering and warehouse expansion strategy, and slower collections of receivables. The seasonal upturn in working capital in 1999 was mitigated by a significant increase in accounts payable.

     Investing activities used $10.6 million in cash during the first nine months of fiscal 2000 compared with $7.4 million during the same period of fiscal 1999. During fiscal 2000 the Company paid a total of $7.6 million to acquire 27 climate control distribution locations. These 27 locations are being converted to commercial parts distribution centers, which will serve both Midas dealers and other customers, and will support the expanded service offerings at Midas branded shops. The Company plans to add several hundred of these commercial parts distribution locations in North America over the next three years at an average investment of approximately $300,000 per location. The Company also invested $12.2 million in fiscal 2000 primarily related to the Company's ongoing management information systems projects, compared with $15.6 million in fiscal 1999. These capital investments were partially offset by proceeds from the sale of assets of $9.2 million in fiscal 2000 and $8.2 million in fiscal 1999. The fiscal 2000 amount includes proceeds of $5.6 million from the sale of a former manufacturing facility and $1.8 million related to the sale of the Company's Australian operations. The fiscal 1999 amount includes approximately $3.0 million from the sale of exhaust manufacturing machinery and equipment while the balance is related to the sale, licensing and franchising of company-operated shops.

     Net cash used in financing activities was $28.0 million in the first nine months of fiscal 2000 compared with $38.5 million in the first nine months of fiscal 1999. This $10.5 million reduction was the result of a decrease in treasury stock repurchases, partially offset by higher debt repayments and lower cash received for common stock option transactions. During fiscal 2000, the Company paid $15.5 million for treasury shares, repaid $13.6 million of debt
(net), and received $2.0 million on stock option transactions. In fiscal 1999, the Company paid $43.3 million for treasury shares, repaid $1.3 million of debt, and received $7.1 million on stock option transactions.

    The Company believes that cash generated from operations and availability under its line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support future growth in sales for the foreseeable future, as well as the Company's share repurchase plan.

                             RESULTS OF OPERATIONS


       Third Quarter Fiscal 2000 Compared with Third Quarter Fiscal 1999

     The following is a summary of the Company's sales and revenues for the third quarter of fiscal 2000 and 1999: ($ Millions)

                                                      Percent                Percent
                                            2000      to Total     1999      to Total
                                            ----      --------     ----      --------
Replacement parts sales................     $64.6      68.5%       $61.9       67.0%
Company-operated shop retail sales.....       1.9       2.0          1.5        1.6
Royalties and license fees.............      17.8      18.9         18.6       20.1
Real estate rental revenues............       9.8      10.4         10.2       11.0
Other..................................       0.2       0.2          0.2        0.3
                                            -----     -----        -----      -----
Sales and revenues.....................     $94.3     100.0%       $92.4      100.0%
                                            =====     =====        =====      =====


     Sales and revenues for the third quarter of fiscal 2000 were $94.3 million or $1.9 million above last year's fiscal third quarter. Increases in replacement parts sales and company-operated shop retail sales more than offset declines in other revenue sources. The increase in replacement parts sales of $2.7 million resulted entirely from the expansion of the Company's distribution channels and offset lower exhaust and brake product shipments. As part of its distribution and product expansion strategy, the Company plans to add several hundred commercial parts distribution locations in North America over the next three years. These distribution locations will serve both Midas Dealers and other customers and will support the Company's introduction of climate control repair services through the Midas system. During 2000, the Company acquired 27 such locations at a total cost of $7.6 million.

     Cost of sales and revenues increased $1.9 million or 3.8% compared to the third quarter of fiscal 1999. Cost of sales and revenues as a percent of total sales and revenues increased from 54.1% in the third quarter of fiscal 1999 to 55.0% in the third quarter of fiscal 2000. This increase as a percent of sales was due to the relatively lower margins associated with the Company's new product lines.

     Selling, general and administrative expenses for the third quarter of fiscal 2000 increased $8.0 million or 38% compared to the fiscal third quarter of 1999. The Company increased its advertising spending in fiscal 2000 to help educate consumers about expanded service offerings and to stimulate retail sales. The balance of the increase in operating expenses was due entirely to operating the previously mentioned new distribution locations and an increase in the average number of company-operated shops. As a percentage of total sales and revenues, selling, general and administrative expenses represented 30.6% of sales during the third quarter of fiscal 2000 versus 22.6% in the third quarter of fiscal 1999.

     Operating income was $13.5 million for the third quarter of fiscal 2000 or $8.0 million below the prior year as the operating income margin decreased to 14.3% in fiscal 2000 compared to 23.3% in fiscal 1999.

     Other income was $0.2 million for the third quarter of fiscal 2000 or $0.6 million below the prior year while interest expense remained relatively unchanged between fiscal 1999 and 2000.

     Income taxes were a benefit of ($0.4) million in the third quarter of fiscal 2000 compared with an expense of $8.1 million in 1999. During the third quarter of fiscal 2000, the Company recorded a non-recurring tax benefit of $4.8 million related to the disposition of its Australian operations. Excluding this benefit, the effective income tax rate was 37.9% in fiscal 2000 versus 39.9% in fiscal 1999.

     As a result of the above items, net income decreased $0.2 million from $12.2 million for the third quarter of fiscal 1999 to $12.0 million in the third quarter of fiscal 2000.


                    Nine Months Ended Fiscal September 2000
           Compared With the Nine Months Ended Fiscal September 1999


     The following is a summary of the Company's sales and revenues for the nine months ended fiscal September 2000 and 1999: ($ Millions)

                                                                     Percent                 Percent
                                                           2000      to Total      1999      to Total
                                                           ----      --------      ----      --------
     Replacement parts sales............................  $186.1       68.6%      $182.0       66.0%
     Company-operated shop retail sales.................     4.1        1.5          9.3        3.4
     Royalties and license fees.........................    50.6       18.7         52.6       19.1
     Real estate rental revenues........................    29.5       10.9         30.1       10.9
     Other..............................................     1.0        0.3          1.6        0.6
                                                          ------      -----       ------      -----
     Sales and revenues.................................  $271.3      100.0%      $275.6      100.0%
                                                          ======      =====       ======      =====

     Sales were down $4.3 million overall, while retail sales from company-operated shops were down $5.2 million. The decline in retail sales is due to a decrease in the average number of shops operated by the Company from 1999 to 2000. Royalties and license fees, real estate rental revenues and other revenues also showed slight declines, however replacement parts sales increased $4.1 million. The increase in replacement parts sales resulted from the expansion of the Company's distribution channels, and more than offset lower exhaust and brake product shipments. As part of its distribution and product expansion strategy, the Company plans to add several hundred commercial parts distribution locations in North America over the next three years. These distribution locations will serve both Midas Dealers and other customers and will support the Company's introduction of climate control repair services through the Midas system. During 2000, the Company acquired 27 such locations at a total cost of $7.6 million.

     Cost of sales and revenues increased by $0.3 million or 0.2% compared to the first nine months of fiscal 1999. Cost of sales and revenues as a percent of total sales and revenues increased slightly from 53.7% in the first nine months of fiscal 1999 to 54.6% in the first nine months of fiscal 2000. This increase as a percent of sales was due to the reduction in high margin retail sales at company-operated shops and relatively lower margins associated with the Company's new product lines.

     Selling, general and administrative expenses for the first nine months of fiscal 2000 increased $5.5 million or 7.6% compared to the first nine months of fiscal 1999. The Company increased its advertising spending in fiscal 2000 to help educate consumers about expanded service offerings and to stimulate retail sales. In addition, the Company incurred additional costs to operate the new distribution locations. These increases in operating expenses were partially offset by a reduction in the average number of company-operated shops and the consolidation of the Canadian administration functions into the U.S. As a percentage of total sales and revenues, selling, general and administrative expenses represented 28.8% of sales during the first nine months of fiscal 2000 versus 26.3% in the prior fiscal period.

     Operating income was $45.1 million for the first nine months of fiscal 2000 or $10.1 million below the prior year as the operating income margin decreased to 16.6% in fiscal 2000 compared to 20.0% in fiscal 1999.

     Other income of $4.1 million in the first nine months of fiscal 2000 included non-recurring gains of $1.2 million from the sale of one of the Company's former manufacturing plants and $1.8 million from the sale of Midas' Australian operations. Other income of $2.7 million in the prior year included a $1.0 million gain on the finalization of the sale of Midas' European operations and a $0.5 million gain on the sale of an idle Canadian manufacturing plant.

     Income tax expense for the first nine months of fiscal 2000 includes a non-recurring benefit of $5.5 million related to the disposition of the Company's Australian operations. As a result, the Company's effective tax rate decreased from 39.9% in fiscal 1999 to 26.0% in fiscal 2000.

     As a result of the above items, net income increased $0.9 million or 2.9% from $31.0 million in the first nine months of fiscal 1999 to $31.9 million in the first nine months of fiscal 2000.



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

Item 5. Other Information

     No additional information is enclosed. Exhibit 27, Financial Data Schedule, was filed only electronically with the Securities Exchange Commission.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 2000               /s/ William M. Guzik
                                       --------------------
                                           William M. Guzik
                                           Vice President and Controller
                                           (As Chief Accounting Officer and Duly
                                           Authorized Officer of Midas, Inc.)