Form 10-K
period 2000-12-31
MIDAS INC
filed 2001-03-29
CIK 1046131

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 30, 2000

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to

                       Commission File Number: 01-13409


                                  Midas, Inc.
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                              36-4180556
    (State or Other Jurisdiction of         (Employer Identification No.)
    Incorporation or Organization)

     1300 Arlington Heights Road,                       60143
           Itasca, Illinois                           (Zip Code)
    (Address of Principal Executive
               Offices)

                                (630) 438-3000
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class              Name of Each Exchange on Which Registered
            -------------------              -----------------------------------------
       Common Stock, par value $.001                  New York Stock Exchange
      Preferred Stock Purchase Rights                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of March 19, 2001, the aggregate market value of the Registrant's voting common equity held by non-affiliates was $205,753,615 (based on closing sale price of $14.18 on March 19 , 2001, as reported for the New York Stock Exchange-Composite Transactions).

   The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of March 19, 2001 was 14,972,562.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS


PART I
                                                                                                      Page
                                                                                                      ----
 1.    Business......................................................................................   1

 2.    Properties....................................................................................   6

 3.    Legal Proceedings.............................................................................   6

 4.    Submission of Matters to a Vote of Security Holders...........................................   6

PART II

 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........................   7

 6.    Selected Financial Data.......................................................................   7

 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........   8

 7A.   Quantitative and Qualitative Disclosures About Market Risk....................................  13

 8.    Financial Statements and Supplementary Data...................................................  13

 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........  13

PART III

10.    Directors and Executive Officers of the Registrant............................................  13

11.    Executive Compensation........................................................................  15

12.    Security Ownership of Certain Beneficial Owners and Management................................  15

13.    Certain Relationships and Related Transactions................................................  15

PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................  15

Exhibit Index........................................................................................  15

Signatures...........................................................................................  17

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

   Midas has been engaged in the retail automotive repair business since 1954, and has granted franchises for and operated Midas shops since 1956. Midas International Corporation was incorporated in Delaware in 1959. Midas' principal executive offices are located at 1300 Arlington Heights Road, Itasca, Illinois 60143 and its telephone number is (630) 438-3000.

Overview

   Shops operating under the Midas brand provide services in the U.S., Canada, France and other locations in Europe, Australia, the Middle East, Latin America and the Caribbean. These shops are operated by the Company, its franchisees and licensees and offer exhaust, brake, suspension, air conditioning and maintenance services. As of December 30, 2000, there were 2,735 Midas shops worldwide, of which 2,037 were located in the U.S. and Canada (hereinafter referred to as "North America"). As used herein, the term "company-operated shop" means a shop operated by Midas and excludes shops operated by franchisees or licensees.

   The Company manufactures and sells Midas brand products for resale at Midas shops and manufactures exhaust products under the IPC brand name for sale to distributors. The Company's domestic manufacturing plant produces approximately 1,800 different types of mufflers, and approximately 200 specialty exhaust pipes to service over 1,000 makes and models of automobiles. The Company also manufactures and sells shop equipment under the Huth trademark. Additional automotive aftermarket parts such as shock absorbers, brakes, suspension, steering and front-end parts are purchased from manufacturers and resold at wholesale to franchised Midas shops. Midas Realty Corporation, a Midas subsidiary ("Midas Realty"), selects, leases, acquires and constructs sites for Midas shops.

Market Overview

   Increased technological complexity and durability of vehicles have been the dominant forces in the evolution of the automotive repair industry since the 1970s. As a result, the types of service providers, as well as the type and frequency of repairs being performed, have changed. The total number of service outlets in the U.S. has been declining over the past 15 years. The largest decrease is attributable to a reduction in the number of local service stations offering automotive repair. As the number of service stations offering automotive repair has decreased, more sophisticated service providers have emerged. The number of independent maintenance and repair shops and large automotive repair chains has increased slightly. In addition, automobile companies and dealers are more aggressively pursuing repair business by separating repair shops from showrooms and offering more convenient service.

   The technological sophistication of modern automobiles has also affected the types of service needed over the lifetime of a vehicle. In general, the automotive aftermarket has grown as the number of vehicles in operation, the average age of these vehicles and the annual number of miles driven per vehicle have increased. However, this aftermarket growth is limited by improved vehicle durability. Vehicles are now assembled with more durable parts, such as stainless steel exhaust systems, and suspension parts such as shock absorbers and struts are now more technologically advanced. As a result, the services performed over the lifetime of today's vehicles are more likely to be maintenance services and light repair work.

   Beginning in 1996, the Company began to experience declines in earnings and returns on assets and equity. These trends were due to a combination of slowing growth, increasing operating expenses and an expanding asset base. The Company also began to experience declines in sales and revenues from certain business activities including substantial declines in exhaust sales at both the retail and wholesale level due to the automobile manufacturers' use of non-corrosive stainless steel exhaust systems. These trends, coupled with an expected substantial increase in the Company's long-term debt as a result of the Spin-off of Midas as an independent company by Whitman Corporation, led management to conduct an in-depth review of current strategies and potential alternative strategies to reverse these trends.

   Forthcoming from this strategic review and later refinements was a business strategy to: devote the Company's management and financial resources to becoming a focused and efficient operator of a North American franchise network, licensing Midas trademarks outside North America, improving relationships with franchisees, improving the efficiency of the wholesale replacement part distribution system, reducing operating expenses and redeploying assets by franchising company-operated shops. The strategy also called for the introduction of new Midas products and services at the retail level to offset the declines in the exhaust business.

   In 1998, the Company reached an agreement with Magneti Marelli, S.p.A., a member of the Fiat Group, to form a strategic alliance to accelerate the development of the Midas system in Europe and South America. Midas management concluded that Magneti Marelli had the financial and human resources to accelerate the development of the Midas business in Europe and South America at a much faster pace than the Company. Midas management also concluded that the proceeds from a transaction with Magneti Marelli could provide the Company with additional financial resources which would enable the Company to accelerate the execution of its strategic plan. Accordingly, Midas sold its interests in Europe and South America to Magneti Marelli for $100 million in October 1998, and entered into a licensing agreement for the Midas trademarks and know-how as a part of the transaction.

   In 1999, the Company concluded the disposition of all but one of its North American company-operated shops. A total of 168 shops were either refranchised or closed, with the Company realizing gross proceeds of approximately $29 million. In December 1999, the Company acquired nine shops from a franchisee bringing the North American company-operated shop count up to ten. The Company may from time to time acquire additional North American shops from franchisees as they become available on an opportunistic basis.

   In 2000, the Company completed the sale of its Australian operations, which consisted of a network of 91 franchised and 12 company-operated shops.

   In May 2000, the Company began an aggressive marketing effort to launch the New Midas. This program incorporates an updated shop appearance, expansion of services to include climate control and general maintenance, and new operational standards for building long-term relationships with customers. The approximately 2,700 Midas shops currently in operation worldwide offer some or all of the following services: exhaust, brake, suspension, air conditioning, batteries and a number of other routine maintenance services. The Company's business strategy is to continue to expand these service offerings in the future.

   During 2000, Midas established Parts Warehouse, Inc. ("PWI"), a network of small, quick delivery sites to distribute parts to Midas dealers and to customers outside the Midas system. As part of this strategy, the Company acquired 27 climate control distribution centers in two separate acquisitions during 2000, and reconfigured many of these sites to add new products. As of fiscal year-end a total of 29 of these sites were open, and an additional 19 were added in the first two months of 2001.

   The business transformation process and the resulting costs associated with this strategy are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3 to the Financial Statements.

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

   Realty Agreements. Since the mid-1970s, Midas has required each U.S. franchisee to enter into an agreement with Midas Realty giving Midas Realty the ability to occupy a site in the event of a termination of the related franchise and trademark agreement in order to ensure that the site may continue to be operated as a Midas shop if Midas chooses. The agreement with Midas Realty remains in effect throughout the term of the related franchise and trademark agreement. When Midas Realty owns the real estate or has the primary lease on a Midas shop, the franchisee is required to lease or sublease the Midas shop from Midas Realty. If the franchisee owns the real estate, the franchisee is required to provide Midas with real estate control through one of two alternative means. The first alternative provides for the lease by the franchisee to Midas Realty of the premises, which in turn leases the premises back to the franchisee. So long as the franchisee continues to be both the landowner and the franchisee of that shop, no rent is exchanged between the franchisee and Midas Realty. If the real estate is sold to a third party or if the franchised Midas shop is sold to a new franchisee to whom the sublease is assigned, Midas Realty will then collect rent from the franchisee and pay rent to the landowner. Under the second alternative the franchisee enters into a conditional option to lease with Midas Realty which grants Midas Realty the option to lease the premises in the event that the related franchise agreement is terminated. If the franchisee leases real estate from a third-party upon which the Midas shop is located, Midas requires that the franchisee grant to Midas Realty a conditional assignment of the lease to take effect upon the termination of the related franchise and trademark agreement. Approximately 82% of existing North American franchised Midas shops are subject to various forms of agreements with Midas. See Note 10 to the Financial Statements of Midas included in this annual report.

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

   Machinery, Fixtures, Inventory and Other Goods. Midas recommends shop equipment such as lifts, alignment equipment, lathes, racking and tools necessary to outfit a Midas shop for operation, which can be purchased from Midas or from other sources. In North America, franchisees are required to purchase from Midas a sufficient quantity of Midas brand and Midas warranted products, principally mufflers, shock absorbers, struts and brake pads and shoes, adequate to meet the public demand for genuine Midas products and to promptly fill customers' requests for replacement under the terms of various Midas warranties. Midas is the sole supplier of these warranted parts. Other products, which are not warranted, are also sold by Midas.

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

   International Midas Dealers Association. The International Midas Dealers Association (the "IMDA") is an independent association of Midas franchisees. Approximately 76% of the Midas franchisees in North America belong to the IMDA. Midas' management communicates on a regular basis with IMDA representatives and various IMDA committees to solicit franchisee input.

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

Manufacturing and Resale Operations

   Midas manufactures and resells parts for the North American automotive aftermarket. These products include mufflers and specialty exhaust pipes manufactured by Midas at its Hartford, Wisconsin facility, and shock absorbers, brakes, suspension, steering and front-end parts purchased and resold by Midas. Due to the overall decline in exhaust market demand, Midas closed its exhaust and tube manufacturing plant in Bedford Park, Illinois on October 1, 1999 and formed a strategic alliance with Arvin Industries to allocate the Bedford Park production between Arvin and Midas' Hartford plant.

   The automotive aftermarket parts are sold at wholesale to Midas franchised shops and are required to be stocked by Midas franchisees in order to serve the demand for genuine Midas parts. Midas IPC and Huth brand products are also manufactured at its Hartford facilities. Midas manufacturing facilities have limited backlogs of unprocessed orders.

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

Competition

   The automotive repair industry is highly competitive and fragmented, and the number, size and strength of competitors vary from region to region. Midas' primary competitors include national, regional and local specialty chains, both franchised and company-operated, car dealerships, independent repair shops and service bays operated by mass merchandisers. Certain of these competitors are well-capitalized and a number of them have instituted expansion plans. Midas believes that competition in the industry is primarily based on customer service and reputation, shop location, name awareness and price. Midas believes that it generally has a favorable competitive position with respect to each of these variables.

Customers

   The Midas business is not dependent upon a single customer or small group of customers.

Seasonality

   Midas experiences the greatest demand for its services in the second and third quarters of the year, with approximately 56% of annual sales and revenues occurring during that period in fiscal 2000 compared to 54% in both fiscal 1999 and 1998. Excluding the effects of unusual items such as gains on asset sales and special charges, second and third quarter net income represented 72% of the annual net income in fiscal 2000, compared to 64% in fiscal 1999 and 70% in fiscal 1998. The Company expects the seasonality of its quarterly earnings will continue.

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

Employees

   As of December 30, 2000 Midas had approximately 1,400 employees, including approximately 460 who were covered by collective bargaining agreements. Labor contracts with respect to groups of approximately 35, 280, and 145 employees expire in 2001, 2002 and 2003, respectively. Midas considers its relationships with employees to be generally satisfactory. Midas franchisees hire and are responsible for their own employees.

Item 2. Properties

   Midas owns one manufacturing facility (200,000 square feet) and leases an additional 20,000 square feet of space in Hartford, Wisconsin. The Company closed its manufacturing facility in Bedford Park, Illinois (180,000 square feet) in October, 1999 and finalized the sale of that facility during the first quarter of fiscal 2000. In addition, Midas leases office space in Itasca, Illinois, where its corporate headquarters are located, and owns two and leases sixty warehouses in North America. Fifty-two of these warehouses are part of Midas' PWI strategy. These PWI facilities average 5,000 square feet and have a lease term ranging from one to five years plus option periods.

   Midas relocated its corporate headquarters to Itasca, Illinois in fiscal 1999 and subleased its former headquarters in Chicago. As part of the ongoing reconfiguration of its North American distribution network, the Company closed 3 warehouses during fiscal 1999 and 2 warehouses during fiscal 2000.

   Midas owns and leases real estate in various communities thoughout the United States that it leases and sub-leases to franchisees. As of December 30, 2000, the Company owned and leased a total of 674 sites.

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

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Midas Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "MDS". As of February 28, 2001, there were 7,321 holders of record of the Common Stock.

                                                                       Dividends
                                                          High   Low   Declared
                                                         ------ ------ ---------
      Fiscal 2000
        1st Quarter..................................... $25.58 $19.98   $.02
        2nd Quarter.....................................  26.16  19.76    .02
        3rd Quarter.....................................  21.44  13.98    .02
        4th Quarter.....................................  15.10  11.50    .02
      Fiscal 1999
        1st Quarter..................................... $35.54 $29.28   $.02
        2nd Quarter.....................................  35.16  24.96    .02
        3rd Quarter.....................................  29.32  21.73    .02
        4th Quarter.....................................  24.10  17.98    .02

   Effective January 1, 2001, the Company changed from making quarterly dividend payments to making a single annual dividend payment.

Item 6. Selected Financial Data

                             SUMMARY OF OPERATIONS

   The following table presents selected historical financial information of Midas. The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of Midas and the notes thereto. The operating results data set forth below for fiscal years 2000, 1999 and 1998 and the balance sheet data as of the end of fiscal 2000 and 1999 are derived from, and are qualified by reference to, the audited financial statements of Midas included herein, and should be read in conjunction with those financial statements and the notes thereto. The operating results data for fiscal years 1997 and 1996 and the balance sheet data as of the end of fiscal 1998, 1997 and 1996 are derived from audited financial statements of Midas not included herein.

   The historical financial information presented below may not necessarily reflect future results of operations or financial position of Midas or what the results of operations or financial position of Midas would actually have been had Midas operated as an independent company during the periods prior to its Spin-off on January 30, 1998.

Fiscal Year                             2000    1999    1998    1997     1996
-----------                            ------  ------  ------  ------   ------
                                        (In millions, except share data)
Operating results data:
Sales and revenues.................... $346.2  $355.5  $513.8  $591.0   $598.9
Operating income before business
 transformation costs(a)..............   45.1    68.2    69.6    66.8     78.0
Operating margin before business
 transformation costs(a)..............   13.0%   19.2%   13.5%   11.3%    13.0%
Operating income (loss)............... $ 45.1  $ 68.4  $ 13.9  $ (0.8)  $ 78.0
Income (loss) before income taxes.....   41.1    62.9    40.0   (27.1)    51.6
Net income (loss).....................   30.5    38.4    28.2   (23.5)    30.4
Earnings (loss) per share--diluted
 (pro forma in 1997)(b)............... $ 1.96  $ 2.28  $ 1.63  $(1.21)
Balance sheet data:
Total assets.......................... $321.7  $305.9  $325.3  $443.1   $482.7
Obligations under capital leases and
 long-term debt.......................  113.0   112.1   114.6    19.9     14.4
Loans and advances from Whitman.......    --      --      --     55.5     77.2
Total shareholders' equity............  128.4   114.6   123.4   234.1    277.1
Return on average shareholders'
 equity...............................   24.3%   32.1%   23.0%   (8.8)%   11.4%

--------
(a) Business transformation costs are described in Note 3 to the Financial Statements.
(b) Earnings per share information is presented for fiscal 1997 through fiscal 2000 only because the Spin-off from Whitman occurred in early 1998. In accordance with Securities and Exchange Commission regulations, pro forma earnings per share information is presented for the year preceding the Spin-off. Such information is based on the assumption that the 17.0 million shares distributed in the Spin-off had been outstanding throughout 1997, and gives effect to changes in capital and other costs that would have been incurred by Midas as an independent publicly held company, rather than as a subsidiary of Whitman.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following table presents, for the fiscal periods indicated, selected financial information as a percentage of total sales and revenues.

                                                              Percentage of
                                                                Sales and
                                                                Revenues
                                                            -------------------
   Fiscal Year                                              2000   1999   1998
   -----------                                              -----  -----  -----
   Replacement parts sales.................................  67.7%  65.9%  48.5%
   Company-operated shop retail sales......................   1.7    3.0   28.6
   Royalties and license fees..............................  18.9   19.2   14.3
   Real estate rental revenues.............................  11.3   11.3    7.3
   Other...................................................   0.4    0.6    1.3
                                                            -----  -----  -----
     Sales and revenues.................................... 100.0  100.0  100.0
   Cost of sales and revenues..............................  54.9   53.8   46.7
   Selling, general and administrative expenses............  32.1   27.0   39.8
                                                            -----  -----  -----
   Operating income before business transformation costs...  13.0   19.2   13.5
   Business transformation costs...........................   --     --    10.8
                                                            -----  -----  -----
   Operating income........................................  13.0   19.2    2.7
   Other income, net.......................................   1.2    0.9    7.6
   Interest expense........................................  (2.3)  (2.4)  (2.5)
                                                            -----  -----  -----
   Income before income taxes..............................  11.9   17.7    7.8
   Income taxes............................................  (3.1)  (6.9)  (2.3)
                                                            -----  -----  -----
     Net income............................................   8.8%  10.8%   5.5%
                                                            =====  =====  =====

Introduction

   Beginning in 1996, the Company began to experience declines in earnings and returns on assets and equity. These trends were due to a combination of slowing growth, increasing operating expenses and an expanding asset base. The Company also began to experience declines in sales and revenues from certain business activities including substantial declines in exhaust sales at both the retail and wholesale level due to the automobile manufacturers' use of non-corrosive stainless steel exhaust systems. These trends, coupled with an expected substantial increase in the Company's long-term debt as a result of the Spin-off of Midas as an independent company by Whitman Corporation, led management to conduct an in-depth review of current strategies and potential alternative strategies to reverse these trends.

   Forthcoming from this strategic review and later refinements was a business strategy to: devote the Company's management and financial resources to becoming a focused and efficient operator of a North American franchise network, licensing Midas trademarks outside North America, improving relationships with franchisees, improving the efficiency of the wholesale replacement part distribution system, reducing operating expenses and redeploying assets by franchising company-operated shops. The strategy also called for the introduction of new Midas products and services at the retail level to offset the declines in the exhaust business.

   In 1998, the Company reached an agreement with Magneti Marelli, S.p.A., a member of the Fiat Group, to form a strategic alliance to accelerate the development of the Midas system in Europe and South America. Midas management concluded that Magneti Marelli had the financial and human resources to accelerate the development of the Midas business in Europe and South America at a much faster pace than the Company. Midas management also concluded that the proceeds from a transaction with Magneti Marelli could provide the Company with additional financial resources which would enable the Company to accelerate the execution of its strategic plan. Accordingly, Midas sold its interests in Europe and South America to Magneti Marelli for $100 million in October 1998, and entered into a licensing agreement for the Midas trademarks and know-how as a part of the transaction.

   In 1999, the Company concluded the disposition of all but one of its North American company-operated shops. A total of 168 shops were either refranchised or closed, with the Company realizing gross proceeds of approximately $29 million. In December 1999, the Company acquired nine shops from a franchisee bringing the North American company-operated shop count up to ten. The Company may from time to time acquire additional North American shops from franchisees as they become available on an opportunistic basis.

   In 2000, the Company completed the sale of its Australian operations, which consisted of a network of 91 franchised and 12 company-operated shops.

   This business transformation process resulted in business transformation costs of $67.6 million in fiscal 1997 and $55.7 million in fiscal 1998. The fiscal 1997 amount included $35.5 million related to the disposition of company-operated shops, $12.5 million of asset write-downs to recognize impairments, $12.2 million related to changes to the U.S. franchise advertising and return programs, and $7.4 million in severance and other costs.

   The 1998 business transformation expense of $55.7 million included $32.3 million in franchisee incentive payments, $2.1 million related to the disposition of company-operated shops, $7.0 million to relocate the corporate office, $8.1 million to consolidate the North American distribution system and Canadian administration function, and $6.2 million of severance and other costs.

   Because of changes in the Company's business strategy, the mix of franchised, licensed and company-operated shops has changed substantially since 1997. The method of operation of the shops in operation at the end of fiscal 2000, 1999, 1998 and 1997 is presented below.

Midas Retail Shops

      Fiscal Year End                                    2000  1999  1998  1997
      ---------------                                    ----- ----- ----- -----
      Franchised and licensed........................... 2,725 2,689 2,674 2,341
      Company-operated..................................    10    22    58   377
                                                         ----- ----- ----- -----
        Total........................................... 2,735 2,711 2,732 2,718
                                                         ===== ===== ===== =====

   Although the total number of shops in operation remained relatively constant over the past 4 years, the number of shops operated by the Company declined by 367 shops since the end of fiscal 1997, and the number of shops operating under a franchise or license agreement increased by 384 shops. This shift in the type of shop operation reflects the sale of shops in Europe and Australia, and the strategy to refranchise company-operated shops in North America.

   In May 2000, the Company began an aggressive marketing effort to launch the New Midas. This program incorporates an updated shop appearance, expansion of services to include climate control and general maintenance, and new operational standards for building long-term relationships with customers. The approximately 2,700 Midas shops currently in operation worldwide offer some or all of the following services: exhaust, brake, suspension, air conditioning, batteries and a number of other routine maintenance services. The Company's business strategy is to continue to expand these service offerings in the future.

   During 2000, Midas established Parts Warehouse, Inc. ("PWI"), a network of small, quick delivery sites to distribute parts to Midas dealers and to customers outside the Midas system. As part of this strategy, the Company acquired 27 climate control distribution centers in two separate acquisitions during 2000, and reconfigured many of these sites to add new products. As of fiscal year-end a total of 29 of these sites were open, and an additional 19 were added in the first two months of 2001.

   The business strategy of focusing the Company on growing the North American franchisee and distribution network is expected to have a significant impact on the future sources of revenue for the Company.

Fiscal Reporting Periods

   Fiscal year 2000 was comprised of 52 weeks, while fiscal 1999 and 1998 were each comprised of 53 weeks.

Results of Operations--Fiscal 2000 Compared to Fiscal 1999

   Sales and revenues for fiscal 2000 declined $9.3 million or 2.6% from fiscal 1999 to $346.2 million. Half of this decrease was due to a decrease in the average number of shops operated by the Company from 1999 to 2000, while the balance of the decrease was the result of slight declines in royalties and license fees, real estate rental revenues and other revenues. Replacement part sales were $234.4 million in both 2000 and 1999. Lower shipments of exhaust and brake products in fiscal 2000 were offset by sales through the Company's new PWI distribution channels.

   Cost of sales and revenues for fiscal 2000 decreased $1.2 million or 0.6% versus fiscal 1999. Costs of sales and revenues as a percent of total sales and revenues increased from 53.8% in fiscal 1999 to 54.9% in fiscal 2000. This increase as a percent of sales was due to the reduction in high-margin retail sales from company-operated shops and the relatively lower margins associated with the Company's new product lines.

   Selling, general and administrative expenses for fiscal 2000 increased $15.0 million or 15.6% from fiscal 1999 to $111.1 million. The fiscal 2000 costs include a $4.8 million fourth quarter charge to increase the allowance for bad debts due to the Chapter 11 bankruptcy filing of two multi-shop franchisees. Fiscal 2000 also includes a $3.0 million fourth quarter charge to implement a program to reduce ongoing employee-related operating costs. The Company also incurred additional advertising costs of $6.2 million to help educate consumers about Midas' expanded service offerings as well as additional costs to operate the new PWI distribution locations. These increases in operating expenses were partially offset by a $6.2 million gain resulting from the termination of the Company-funded retiree medical plan, a reduction in the average number of company-operated shops, and the consolidation of the Canadian administration functions into the U.S. As a result of these factors, selling, general and administrative expenses as a percentage of total sales and revenues increased from 27.0% in fiscal 1999 to 32.1% in fiscal 2000.

   As a result of the above changes, operating income declined $23.3 million from $68.4 million in fiscal 1999 to $45.1 million in fiscal 2000. These changes caused a decrease in operating income margin from 19.2% in fiscal 1999 to 13.0% in fiscal 2000.

   Interest expense declined slightly from $8.6 million in fiscal 1999 to $8.1 million in fiscal 2000.

   Income tax expense for fiscal 2000 includes a non-recurring benefit of $5.5 million related to the disposition of the Company's Australian operations. As a result, the Company's effective tax rate decreased from 39.0% in fiscal 1999 to 25.8% in fiscal 2000.

   As a result of the above items, net income decreased $7.9 million from $38.4 million in fiscal 1999 to $30.5 million in fiscal 2000.

Results of Operations--Fiscal 1999 Compared to Fiscal 1998

   Sales and revenues for fiscal 1999 declined $158.3 million or 30.8% from fiscal 1998 to $355.5 million. Approximately $146.5 million or 92.5% of the decrease was due to the sale of the Company's European operations and the elimination of retail sales from company-operated shops which were franchised, sold or licensed during fiscal 1999 and fiscal 1998 as part of the Company's strategy to dispose of company-operated shops. The remainder of the decrease in fiscal 1999 sales was attributable to a decline in retail demand for replacement exhaust products due to automobile manufacturers' use of non-corrosive stainless steel exhaust systems, which drove a decline in exhaust sales at the wholesale level.

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

   Selling, general and administrative expenses for fiscal 1999 decreased $108.2 million or 53.0% from fiscal 1998 to $96.1 million. Approximately $103.8 million of this reduction was related to the sale of the Company's European operations and the franchising and licensing of company-operated shops, while the balance was due to the Company's cost reduction program. As a percentage of total sales and revenues, selling, general and administrative expenses declined from 39.8% in fiscal 1998 to 27.0% in fiscal 1999. This decrease was primarily due to the franchising of company-operated shops which carry a higher operating expense ratio, and the fiscal 1998 cost reduction program.

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

Liquidity, Financial Condition and Capital Resources

   Following is a summary of the Company's cash flows from operating, investing and financing activities for fiscal 2000 and 1999, respectively (in millions):

      Fiscal Year                                                2000    1999
      -----------                                               ------  ------
      Net cash provided by operating activities................ $ 23.4  $ 36.7
      Net cash used in investing activities....................  (17.1)   (8.4)
      Net cash used in financing activities....................  (17.6)  (52.1)
                                                                ------  ------
      Net change in cash and cash equivalents.................. $(11.3) $(23.8)
                                                                ======  ======

   Midas has historically funded its operations and capital expenditures through cash flow from operations. At fiscal year end 2000, the Company had cash and cash equivalents of $1.8 million and working capital of $68.6 million. At fiscal year end 1999, the Company had cash and cash equivalents of $13.1 million and working capital of $84.6 million. The $11.3 million decrease in cash and cash equivalents and the $16.0 million decrease in working capital are the result of the decision to repurchase 961,400 shares of the Company's common stock during fiscal 2000, at a cost of $18.7 million. Outstanding borrowings under the Company's $200 million line of credit were $24 million at the end of fiscal 2000 compared to $25 million at the end of fiscal 1999.

   Net cash provided by operating activities was $23.4 million in fiscal 2000 compared with $36.7 million in fiscal 1999. The year-over-year decrease of $13.3 million was the result of lower earnings and higher inventory levels needed to support the Company's expanded product offering and PWI warehouse expansion strategy.

   Investing activities used $17.1 million in cash during fiscal 2000 compared with $8.4 million during fiscal 1999. During 2000, the Company paid a total of $7.6 million to acquire 27 climate control distribution locations as part of its PWI strategy. The Company plans to add several hundred of these PWI locations in North America over the next three years at an average investment of approximately $300,000 per location. The Company also invested $19.9 million in fiscal 2000 primarily related to the Company's ongoing management information systems projects, compared with $19.2 million in fiscal 1999. These capital investments were partially offset by proceeds from the sale of assets of $10.4 million in fiscal 2000 and $10.8 million in fiscal 1999. The fiscal 2000 amount includes proceeds of $5.6 million from the sale of a former manufacturing facility and $1.8 million related to the sale of the Company's Australian operations. The fiscal 1999 amount includes approximately $3.0 million from the sale of exhaust manufacturing machinery and equipment while the balance is related to the sale, licensing and franchising of company-operated shops.

   Net cash used in financing activities was $17.6 million in fiscal 2000 compared with $52.1 million in fiscal 1999. This $34.5 million reduction was primarily the result of a $37.8 million decrease in treasury stock repurchases, partially offset by lower cash received for common stock option transactions. During fiscal 2000, the Company paid $18.7 million for treasury shares and received $2.0 million on stock option transactions. In fiscal 1999, the Company paid $56.5 million for treasury shares and received $7.2 million on stock option transactions.

   The Company's Board of Directors has authorized a share repurchase plan for up to 5.0 million of the Company's common shares. Since its inception in fiscal 1999, the Company has repurchased a total of 3.3 million shares at an aggregate price of approximately $84.9 million. Although it is not the Company's current intention to do so, purchases of additional shares may be made from time to time depending upon market conditions.

   The Company believes that cash generated from operations and availability under its line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the foreseeable future.

Impact of New Accounting Standards

   In June, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. The accounting treatment of gains or losses resulting from changes in the values of those derivatives is dependent on the use of the derivative and whether it qualifies for hedge accounting. The Company is required to comply with SFAS No. 133, as amended, in fiscal year 2001 and estimates its adoption will not have a material effect on the financial statements.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Information required by this item is set forth under the headings "Proposal 1: Election Of Directors" and "Beneficial Ownership of Common Stock--Section 16 (a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement (the "2001 Proxy Statement") for the Annual Meeting of Shareholders to be held on May 10, 2001, and is incorporated herein by reference.

   Information with respect to those individuals who serve as executive officers of the Company is set forth below.

 Name, Age and Position                    Background and Experience
 ----------------------                    -------------------------
 Wendel H. Province (53) ....  Mr. Province has served as Chairman and Chief
  Chairman and                 Executive Officer of Midas since January 1998.
  Chief Executive Officer      He joined The Pep Boys--Manny, Moe & Jack in
                               1989 as Senior Vice President of Merchandising,
                               eventually becoming Executive Vice President and
                               Chief Operating Officer of Pep Boys. Mr.
                               Province's entire career has been in the
                               automotive service industry, having previously
                               served as Senior Vice President of Whitlock
                               Corporation and Vice President of AutoZone, Inc.

 R. Lee Barclay (58).........  Mr. Barclay joined Midas in 1980 as Vice
  Executive Vice President     President-Controller. He became Vice President
  and                          and Chief Financial Officer in 1982, and has
  Chief Financial Officer      served in his present position since 1989. He
  Chief                        spent eight years with Price Waterhouse in the
                               1970's.

 Name, Age and Position                    Background and Experience
 ----------------------                    -------------------------
 Ronald J. McEvoy (53).......  Mr. McEvoy has served in his current position
  Executive Vice President     since he joined Midas in September 1998. His
  and                          career in the retail industry spans more than 25
  Information Officer          years. He has held a variety of management and
                               information technology positions at May
                               Department Stores, Carter Hawley Hale, British
                               American Tobacco and Fred Meyer. He most
                               recently served as Senior Vice President and
                               Chief Information Officer at The Pep Boys.

 Gary B. Vonk (47)...........  Mr. Vonk joined Midas in January 2001. He was
  Executive Vice President     most recently President and Chief Executive
  and                          Officer of PowerSports, Inc., a Florida-based
  Chief Operating Officer      network of recreational vehicle dealerships.
                               Prior to that time, Mr. Vonk was President of
                               Crescent Jewelers of Oakland, California, and
                               President of Snappy Car Rental of Tulsa,
                               Oklahoma. Previously, Mr. Vonk was Vice
                               President of the southern division of Pep Boys
                               and he held executive management positions at
                               Thrifty Drug Stores of Los Angeles and at TG&Y
                               Stores of Oklahoma City.

 Carl R. Daniels Jr. (47)....  Mr. Daniels joined Midas in February 2000. He
  Senior Vice President--      most recently was Senior Vice President of
  Logistics                    Logistics at Pamida, Inc., a subsidiary of
                               ShopKo. He previously served in senior logistics
                               management posts at other retail chains,
                               including Boscov's, Associated Dry Goods and
                               Joseph Magnin.

 William M. Guzik (41) ......  Mr. Guzik joined Midas in December 1999. From
  Senior Vice President--      1995 to 1999, Mr. Guzik served as Chief
  Controller                   Financial Officer of Delray Farms, LLC, a start-
                               up grocery retailer located in Chicago,
                               Illinois. From 1993 to 1995, Mr. Guzik served as
                               Vice President and Chief Financial Officer of JG
                               Industries, Inc., a publicly-traded, diversified
                               retailer. Prior to that, Mr. Guzik spent 11
                               years with Coopers & Lybrand, L.L.P.

 D. Bruce Hutchison (51).....  Mr. Hutchison joined Midas in August 1998. His
  Senior Vice President--      25-year marketing career includes launching,
  Marketing                    building and revitalizing national brands such
                               as Mr. Goodwrench, Pontiac, Cadillac, RCA,
                               ProScan and GE. Mr. Hutchison began at D'Arcy
                               Masius Benton & Bowles advertising in 1974 and
                               rose to Vice President before joining RCA in
                               1986. He most recently served as Vice President,
                               Advertising and Market Research at Thomson
                               Multimedia (RCA, GE and ProScan).

 Gerard M. Klaisle (47)......  Mr. Klaisle has served as Senior Vice
  Senior Vice President--      President--Human Resources of Midas since 1997.
  Human Resources              From 1987 to 1997 he was Midas' Vice President--
                               Human Resources for U.S. operations. He joined
                               Midas in 1982.

 Steve D. Shaneyfelt (44)....  Mr. Shaneyfelt joined Midas in June 2000. From
  Senior Vice President--      1989 to 2000, Mr. Shaneyfelt served in several
  Merchandising and General    management positions at Pep Boys, most recently
  Manager of PWI               as Vice President of Sales. Prior to Pep Boys,
                               Mr. Shaneyfelt spent 15 years in various
                               management positions in the automotive division
                               of K-Mart Corporation.

 Robert H. Sorensen (54).....  Mr. Sorensen joined Midas in 1995. From 1990 to
  Senior Vice President,       1995, Mr. Sorensen was a partner with the law
  General Counsel & Secretary  firm of Kaufman, Chaiken & Sorensen. Prior to
                               1990, he served as chief legal officer with
                               Rollins, Inc. and Burger King Corporation.

 John A. Warzecha (52).......  Mr. Warzecha served as Vice President and
  Senior Vice President--      General Manager of Midas' company-operated shops
  Franchise Operations         from 1989 to 1993 and as Senior Vice President--
                               U.S. Franchise Operations from 1993 to 1997. He
                               joined Midas in 1973.

 Name, Age and Position                   Background and Experience
 ----------------------                   -------------------------
 Christian C. Pappas (41)....  Mr. Pappas joined Midas in 1997. From 1995 to
  Vice President--Treasurer    1997, Mr. Pappas served as Assistant Treasurer
                               of U.S. Robotics. From 1991 to 1995, he served
                               in several positions at Sara Lee Corporation,
                               his last position being Director--Domestic
                               Treasury. Prior to 1991, Mr. Pappas served in
                               various financial positions at Premark
                               International, Inc. and Centel Corporation.

Item 11. Executive Compensation

   Information required by this item is set forth under the headings "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Information" (other than "Report on Executive Compensation" and "Performance Graph") in the 2001 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information required by this item is set forth under the heading "Beneficial Ownership of Common Stock" in the 2001 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   Information required by this item is set forth under the heading "Indebtedness of Management" in the 2001 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) 1. Financial Statements

   See Index to Financial Statements on Page F-1.

   2. Financial Statement Schedules

   See Index to Financial Statements on Page F-1.

   (b) Reports on Form 8-K

   No Report on Form 8-K was filed by the Registrant during the quarter ended December 30, 2000.

   (c) Exhibits

 Exhibit No.                             Description
 -----------                             -----------
   3(i).1    Certificate of Incorporation (incorporated by reference to Exhibit
             3(i).1 to Midas, Inc. Registration Statement on Form 10/A No. 3
             (Post-Effective Amendment No. 1) (Commission File No. 1-13409)
             (the "Form 10")).
   3(i).2    Certificate of Amendment of the Certificate of Incorporation,
             dated December 30, 1997 (incorporated by reference to Exhibit
             3(i).2 to the Form 10).
   3(ii)     By-Laws (as amended December 31, 1997) (incorporated by reference to Exhibit 4.4 to Midas, Inc. Registration Statement on Form S-8
             relating to its Retirement Savings Plans (Registration No. 333-
             44625) (the "RSP Form S-8")).
   4.1       Certificate of Designation of Series A Junior Participating
             Preferred Stock (incorporated by reference to Exhibit 4.3 to the
             RSP Form S-8).

 Exhibit No.                             Description
 -----------                             -----------
  4.2        Rights Agreement, dated as of December 31, 1997, between Midas,
             Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.5 to the RSP Form S-8).
  4.4        $200,000,000 Credit Agreement, dated as of January 22, 1998, among
             Midas, Inc. and Midas International Corporation, as Borrowers, the
             Lenders Named Therein, The First National Bank of Chicago, as
             Administrative Agent, and Credit Suisse First Boston, as Co-Agent
             (incorporated by reference to Exhibit 4.1 to the Midas, Inc.
             Quarterly Report on Form 10Q for the quarterly period ended June
             27, 1998).
  4.5        Amendment No. 1, dated as of April 3, 1998, to $200,000,000 Credit
             Agreement dated as of January 22, 1998 (incorporated by reference to Exhibit 4.2 to the Midas, Inc. Quarterly Report on Form 10Q for
             the quarterly period ended June 27, 1998).
  4.6        Midas International Corporation $75,000,000 Note and Guarantee
             Agreement, dated as of April 15, 1998 (incorporated by reference to Exhibit 4.3 to the Midas, Inc. Quarterly Report on Form 10Q for
             the quarterly period ended June 27, 1998).
  4.7        First Amendment to Rights Agreement, dated as of May 12, 1999, between Midas, Inc. and First Chicago Trust Company of New York
             (incorporated by reference to Exhibit to the Midas, Inc.
             Registration Statement on Form 10/A No.4).
 10.1        Distribution and Indemnity Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman
             Corporation (incorporated by reference to Exhibit 2.1 to Midas,
             Inc. Current Report on Form 8-K dated January 30, 1998 (the "Form
             8-K")).
 10.2        Tax Sharing Agreement dated as of December 31, 1997 among Midas,
             Inc., Midas International Corporation and Whitman Corporation
             (incorporated by reference to Exhibit 2.2 to the Form 8-K).
 10.3*       Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to
             Midas, Inc. Registration Statement on Form S-8 relating to its
             Stock Incentive Plan (Registration No. 333-44797)).
 10.4*       Form of Option Agreement (incorporated by reference to Exhibit
             10.4 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 26, 1998).
 10.5*       Form of Restricted Stock Award (incorporated by reference to
             Exhibit 10.5 to the Midas, Inc. Annual Report on Form 10-K for the
             year ended December 20, 1997 (File No. 01-13409)).
 10.6*       Form of Change in Control Agreement (incorporated by reference to
             Exhibit 10.5 to the Midas, Inc.'s Registration Statement on Form
             10/A No.1 (Commission File No. 01-13409)).
 10.8*       Form of Restricted Stock Agreement and promissory note.
             (incorporated by reference to Exhibit 10.8 to the Midas, Inc.
             Annual Report on Form 10-K for the year ended December 26, 1998).
 10.9*       Post-retirement Agreement with Chief Financial Officer.
 21          Subsidiaries of Midas, Inc.
 23          Consent of KPMG LLP.
 27          Financial Data Schedule.

--------
*  Management Compensatory Plan or Contract

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of March 2001.

                                          Midas, Inc.

                                                  /s/ R. Lee Barclay
                                          By:__________________________________
                                                      R. Lee Barclay
                                            Executive Vice President and Chief
                                                     Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the Registrant, this 23rd day of March 2001.

                 Signature                                     Title
                 ---------                                     -----


        /s/ Wendel H. Province              Chairman and Chief Executive Officer and
___________________________________________   Director (principal executive officer)
            Wendel H. Province

          /s/ R. Lee Barclay                Executive Vice President and Chief
___________________________________________   Financial Officer (principal financial
              R. Lee Barclay                  officer)

         /s/ William M. Guzik               Senior Vice President--Controller
___________________________________________   (principal accounting officer)
             William M. Guzik

          /s/ Herbert M. Baum               Director
___________________________________________
              Herbert M. Baum

         /s/ Thomas L. Bindley              Director
___________________________________________
             Thomas L. Bindley

          /s/ Archie R. Dykes               Director
___________________________________________
              Archie R. Dykes

       /s/ Jarobin Gilbert, Jr.             Director
___________________________________________
           Jarobin Gilbert, Jr.

        /s/ Robert R. Schoeberl             Director
___________________________________________
            Robert R. Schoeberl

                                     MIDAS
                         INDEX TO FINANCIAL STATEMENTS

Report of Management....................................................... F-2

Independent Auditors' Report............................................... F-3

Statements of Operations for fiscal years 2000, 1999 and 1998.............. F-4

Balance Sheets as of fiscal year end 2000 and 1999......................... F-5

Statements of Cash Flows for fiscal years 2000, 1999 and 1998.............. F-6

Statements of Changes in Shareholders' Equity for fiscal years 2000, 1999 and 1998.................................................................. F-7

Notes to the Financial Statements.......................................... F-8

   Financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

                             REPORT OF MANAGEMENT

   Midas management has prepared the accompanying financial statements and related information included herein for fiscal years 2000, 1999, and 1998. The report of KPMG LLP, the Company's independent auditors, on those financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with accounting principles generally accepted in the United States of America as appropriate in the circumstances based on our best estimates and judgements.

   Midas maintains internal accounting control systems which are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and which produce records adequate for preparation of financial information. The system and controls and compliance therewith are reviewed by a program of internal audits and by our independent auditors. There are limits inherent in all systems of internal accounting control including the recognition that the cost of such a system should not exceed the benefits to be derived. We believe the Company's system provides this appropriate balance.

   The Audit Committee of the Board of Directors is responsible for, among other things, considering the appointment of the independent auditors for the Company, reviewing with the auditors the plan and scope of the audit and audit fees, monitoring the adequacy of reporting and internal controls and meeting periodically with internal and independent auditors. The membership of the Committee consists of independent Directors. At periodic meetings, the Audit Committee discusses audit and financial reporting matters and the internal audit function with representatives of financial management and with representatives from KPMG LLP.
R. Lee Barclay
Executive Vice President & Chief Financial Officer
February 15, 2001

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
 Midas, Inc.

   We have audited the accompanying balance sheets of Midas as of fiscal year end 2000 and 1999 and the related statements of operations, cash flows, and changes in shareholders' equity for each of the fiscal years 2000, 1999, and 1998. These financial statements are the responsibility of Midas' management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midas as of fiscal year end 2000 and 1999, and the results of operations and cash flows for fiscal years 2000, 1999, and 1998 in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Chicago, Illinois
February 15, 2001

                                     MIDAS
                            STATEMENTS OF OPERATIONS
           (In millions, except for earnings and dividends per share)

Fiscal Year                                               2000    1999    1998
-----------                                              ------  ------  ------
Sales and revenues...................................... $346.2  $355.5  $513.8
Cost of sales and revenues..............................  190.0   191.2   239.9
Selling, general, and administrative expenses...........  111.1    96.1   204.3
Business transformation costs...........................    --     (0.2)   55.7
                                                         ------  ------  ------
  Operating income......................................   45.1    68.4    13.9
Gain on sale of European operations.....................    --      --     38.0
Whitman charges.........................................    --      --     (1.1)
Interest expense........................................   (8.1)   (8.6)  (12.7)
Other income, net.......................................    4.1     3.1     1.9
                                                         ------  ------  ------
  Income before income taxes............................   41.1    62.9    40.0
Income taxes............................................   10.6    24.5    11.8
                                                         ------  ------  ------
  Net income............................................ $ 30.5  $ 38.4  $ 28.2
                                                         ======  ======  ======
Earnings per share:
  Basic................................................. $ 1.98  $ 2.33  $ 1.67
                                                         ======  ======  ======
  Diluted............................................... $ 1.96  $ 2.28  $ 1.63
                                                         ======  ======  ======
Dividends per common share.............................. $  .08  $  .08  $  .06
                                                         ======  ======  ======
Average number of shares
  Common shares outstanding.............................   15.4    16.4    16.9
  Equivalent shares on outstanding stock options........    0.1     0.4     0.4
                                                         ------  ------  ------
  Shares applicable to diluted earnings.................   15.5    16.8    17.3
                                                         ======  ======  ======



                See accompanying notes to financial statements.

                                     MIDAS
                                 BALANCE SHEETS
                                 (In millions)

Fiscal Year End                                                  2000    1999
---------------                                                 ------  ------
Assets:
Current assets:
  Cash and cash equivalents.................................... $  1.8  $ 13.1
  Receivables, net.............................................   45.6    43.5
  Inventories..................................................   76.9    63.5
  Other current assets.........................................   24.3    20.7
                                                                ------  ------
    Total current assets.......................................  148.6   140.8
Property and equipment, net....................................  149.9   140.5
Other assets...................................................   23.2    24.6
                                                                ------  ------
    Total assets............................................... $321.7  $305.9
                                                                ======  ======

Liabilities and equity:
Current liabilities:
  Short-term debt.............................................. $  3.2  $  --
  Current portion of long-term obligations.....................   16.6     1.8
  Accounts and dividends payable...............................   31.3    26.4
  Accrued expenses.............................................   28.9    28.0
                                                                ------  ------
    Total current liabilities..................................   80.0    56.2
Long-term debt.................................................   84.1   101.0
Obligations under capital leases...............................    9.1     9.3
Deferred income taxes and other liabilities....................   20.1    24.8
                                                                ------  ------
    Total liabilities..........................................  193.3   191.3
                                                                ------  ------
Shareholders' equity:
  Common stock ($.001 par value, 100 million shares authorized,
   17.3 million shares issued) and paid-in capital.............   24.6    26.8
  Treasury stock, at cost (2.3 million shares and 1.6 million shares).....................................................  (55.6)  (44.9)
  Notes receivable from common stock sold to officers..........   (6.1)   (6.1)
  Unamortized restricted stock award...........................   (1.8)    --
  Retained income..............................................  173.2   144.0
  Cumulative other comprehensive income (loss).................   (5.9)   (5.2)
                                                                ------  ------
    Total shareholders' equity.................................  128.4   114.6
                                                                ------  ------
    Total liabilities and equity............................... $321.7  $305.9
                                                                ======  ======


                See accompanying notes to financial statements.

                                     MIDAS
                            STATEMENTS OF CASH FLOWS
                                 (In millions)

Fiscal Year                                               2000   1999    1998
-----------                                               -----  -----  ------
Cash flows from operating activities:
Net income............................................... $30.5  $38.4  $ 28.2
Adjustments reconciling net income to net cash provided
 by operating activities:
  Depreciation and amortization..........................  10.6   10.4    17.0
  Business transformation costs..........................   --    (0.2)   55.7
  Cash outlays for business transformation costs.........  (4.5) (13.2)  (58.4)
  Gain on sale of assets.................................  (4.2)  (1.0)    --
  Gain on sale of European operations....................   --     --    (38.0)
  Deferred income taxes..................................   4.1    5.3    (0.2)
  Changes in assets and liabilities, exclusive of effects
   of acquisitions and dispositions:
    Receivables..........................................  (1.3)  (4.1)    4.8
    Inventories..........................................  (7.7)  (0.3)   (2.0)
    Accounts and dividends payable.......................   1.9    6.9     4.2
    Accrued expenses.....................................   3.3   (8.2)    5.8
    Other................................................  (9.3)   2.7     4.2
                                                          -----  -----  ------
Net cash provided by operating activities................  23.4   36.7    21.3
                                                          -----  -----  ------
Cash flows from investing activities:
Capital investments...................................... (19.9) (19.2)  (11.0)
Cash paid for acquired businesses........................  (7.6)   --      --
Proceeds from sale of European operations................   --     --     86.8
Proceeds from sales of assets............................  10.4   10.8    30.3
                                                          -----  -----  ------
Net cash provided by (used in) investing activities...... (17.1)  (8.4)  106.1
                                                          -----  -----  ------
Cash flows from financing activities:
Net increase in short-term debt..........................   3.2    --      --
Payment of obligations under capital leases..............  (0.7)  (0.6)   (1.8)
Long-term debt incurred..................................   --     --    291.4
Long-term debt repayments................................  (2.1)  (0.9) (192.6)
Cash received for common stock...........................   2.0    7.2     3.8
Cash paid for treasury shares............................ (18.7) (56.5)   (9.8)
Net decrease in loans and advances from Whitman..........   --     --    (55.5)
Dividend paid to Whitman.................................   --     --   (137.6)
Dividends paid to shareholders...........................  (1.3)  (1.3)   (0.9)
                                                          -----  -----  ------
Net cash used in financing activities.................... (17.6) (52.1) (103.0)
                                                          -----  -----  ------
Net change in cash and cash equivalents.................. (11.3) (23.8)   24.4
Cash and cash equivalents at beginning of period.........  13.1   36.9    12.5
                                                          -----  -----  ------
Cash and cash equivalents at end of period............... $ 1.8  $13.1  $ 36.9
                                                          =====  =====  ======

                See accompanying notes to financial statements.

                                     MIDAS
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In millions)

                                                                 Comprehensive
                                        Combined                     Income
                                    Capital Accounts Retained  ------------------
                                       of Whitman    Earnings  Current Cumulative
                                    ---------------- --------  ------- ----------
Fiscal year end 1997..............       $26.6       $ 217.3             $ (9.8)
Net income........................         --            0.4    $ 0.4        --
Other comprehensive income--
 foreign currency translation
 adjustments......................         --            --      (1.3)     (1.3)
Capital contribution from Whitman.         0.6           --       --        --
Dividend paid to Whitman..........         --         (137.6)     --        --
                                         -----       -------    -----    ------
Balances prior to Spin-off........       $27.2       $  80.1    $(0.9)   $(11.1)
                                         =====       =======    =====    ======

                           Common Stock
                                And             Treasury     Notes Receivable                        Comprehensive
                          Paid-in Capital         Stock            From       Unamortized                Income
                          -----------------   -------------    Common Stock   Restricted  Retained ------------------
                          Shares   Amount     Shares Amount  Sold to Officers Stock Award Earnings Current Cumulative
                          -------  --------   ------ ------  ---------------- ----------- -------- ------- ----------
Initial capitalization
 of Midas...............      17.0    $27.2     --    $ --        $ --           $ --      $ 80.1   $(0.9)   $(11.1)
Purchase of treasury
 shares.................       --       --     (0.4)   (9.8)        --             --         --      --        --
Stock option
 transactions...........       --      (0.1)    0.2     5.6         --             --         --      --        --
Net income..............       --       --      --      --          --             --        27.8    27.8       --
Other comprehensive
 income
 --foreign currency
  translation
  adjustments...........       --       --      --      --          --             --         --      4.7       4.7
                                                                                                    -----
Comprehensive income....       --       --      --      --          --             --         --    $31.6       --
                                                                                                    =====
Dividends paid to
 shareholders...........       --       --      --      --          --             --        (1.0)              --
                           ------- --------    ----  ------       -----          -----     ------            ------
Fiscal year end 1998....      17.0     27.1    (0.2)   (4.2)        --             --       106.9              (6.4)
Common shares issued
 under management stock
 incentive plan.........       0.3      6.1     --      --         (6.1)           --         --      --        --
Purchase of treasury
 shares.................       --       --     (1.9)  (56.5)        --             --         --      --        --
Stock option
 transactions...........       --      (6.4)    0.5    15.8         --             --         --      --        --
Net income..............       --       --      --      --          --             --        38.4   $38.4       --
Other comprehensive
 income
 --foreign currency
  translation
  adjustments...........       --       --      --      --          --             --         --      1.2       1.2
                                                                                                    -----
Comprehensive income....       --       --      --      --          --             --         --    $39.6       --
                                                                                                    =====
Dividends paid to
 shareholders...........       --       --      --      --          --             --        (1.3)              --
                           ------- --------    ----  ------       -----          -----     ------            ------
Fiscal year end 1999....      17.3     26.8    (1.6)  (44.9)       (6.1)           --       144.0              (5.2)
Restricted stock award..       --      (1.2)    0.1     3.5         --            (2.3)       --      --        --
Purchase of treasury
 shares.................       --       --     (0.9)  (18.7)        --             --         --      --        --
Stock option
 transactions...........       --      (1.0)    0.1     4.5         --             --         --      --        --
Amortization of
 restricted stock award.       --       --      --      --          --             0.5        --      --        --
Net income..............       --       --      --      --          --             --        30.5   $30.5       --
Other comprehensive
 income
 --foreign currency
  translation
  adjustments...........       --       --      --      --          --             --         --     (0.7)     (0.7)
                                                                                                    -----
Comprehensive income....       --       --      --      --          --             --         --    $29.8       --
                                                                                                    =====
Dividends paid to
 shareholders...........       --       --      --      --          --             --        (1.3)              --
                           ------- --------    ----  ------       -----          -----     ------            ------
Fiscal year end 2000....      17.3 $   24.6    (2.3) $(55.6)      $(6.1)         $(1.8)    $173.2            $ (5.9)
                           ======= ========    ====  ======       =====          =====     ======            ======

                See accompanying notes to financial statements.

                                     MIDAS

                         NOTES TO FINANCIAL STATEMENTS

(1) Introduction

 Basis of Presentation

   Midas, Inc. became an independent, publicly held company on January 30, 1998 as a result of its spin-off ("Spin-off") from Whitman Corporation ("Whitman"). Prior to that time, the companies that comprise Midas, Inc. were direct or indirect wholly-owned subsidiaries of Whitman. For the period prior to the Spin-off, the financial statements are presented on a combined basis; for subsequent periods, they are presented on a consolidated basis. As required by the context, "Midas" or the "Company" refers to Midas, Inc. and subsidiaries or to the group of companies that became wholly-owned subsidiaries of Midas, Inc. in conjunction with the Spin-off.

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

 Fiscal Periods

   Fiscal year 2000 ended on December 30, 2000 and consisted of 52 weeks. The 1999 and 1998 fiscal years ended on January 1, 2000 and December 26, 1998, respectively, and each consisted of 53 weeks.

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

 Fair Value of Financial Instruments

   Midas' financial instruments include cash and cash equivalents, receivables, short-term debt, accounts payable, and long-term debt. The carrying value of long-term debt exceeded its fair value by approximately $2.0 million as of fiscal year end 2000 and $2.3 million as of fiscal year end 1999. The carrying amounts of the other assets and liabilities approximate fair values because of the short maturities of those instruments.

                                     MIDAS

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

   Expenditures for maintenance and repairs are expensed as incurred. The approximate ranges of annual deprecation rates are 2% to 10% for buildings and improvements, 8% to 20% for machinery and equipment, and 14% to 33% for computer software and hardware.

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

 Use of Estimates

   Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosures of contingencies to prepare the financial statements in conformity with accounting

                                     MIDAS
principles generally accepted in the United States of America. Actual results likely differ from these estimates, but management believes that such differences are immaterial.

(3) Business Transformation

   In fiscal 1997, the Company began a process to transform itself from a worldwide operator of both franchised and company-operated shops to a focused and efficient operator of a North American franchise and wholesale parts distribution network and a licensor of Midas trademarks and know-how outside of North America. Within North America, the business transformation process included changing consumer perceptions about Midas and the products and services offered, improving relationships with franchisees and redeploying assets to improve returns.

   During fiscal 1998, the Company recognized the costs associated with the final phase of this process resulting in a pre-tax expense of $55.7 million. During fiscal 1999, the Company recognized a pre-tax benefit of $0.2 million to reflect the final accounting for the costs of this program. No business transformation costs were recorded in fiscal 2000. The fiscal 1998 and 1999 costs associated with the business transformation process are summarized as follows (in millions):

      Fiscal Year                                                 1999    1998
      -----------                                                 -----  ------
      Franchisee incentive payments.............................. $ --   $ 32.3
      Disposition of company-operated shops......................  (0.1)    2.1
      Corporate office relocation................................   --      7.0
      Integration of Canadian administration function............   --      4.0
      Consolidation of North American distribution system........  (1.2)    4.1
      Asset write-downs to recognize impairments.................   --      4.2
      Severance and other costs..................................   1.1     2.0
                                                                  -----  ------
        Business transformation costs before taxes...............  (0.2)   55.7
      Income taxes (benefit).....................................   0.1   (20.9)
                                                                  -----  ------
        Business transformation costs, net of taxes.............. $(0.1) $ 34.8
                                                                  =====  ======

   In the aggregate, business transformation costs resulted in asset write-downs of $9.5 million in fiscal 1998. Cash outlays, including outlays for costs accrued in 1997, were $58.4 million in fiscal 1998, $13.2 million in fiscal 1999, and $4.5 million in fiscal 2000. Remaining short-term business transformation liabilities of $2.5 million are classified in accrued expenses while the remaining long-term liabilities of $7.9 million are classified in other liabilities.

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

   The fiscal 1998 gain on sale of the European operations was $38.0 million before taxes, or $28.1 million after taxes.

                                     MIDAS

(5) Debt Agreements

   Long-term debt consisted of the following (in millions):

      Fiscal Year End                                              2000   1999
      ---------------                                             ------ ------
      Unsecured credit facility.................................. $ 24.0 $ 25.0
      Unsecured debt.............................................   75.0   75.0
      Notes payable, due 2001 and 2002, 9.5% interest rate.......    1.0    2.1
                                                                  ------ ------
        Total debt...............................................  100.0  102.1
        Less amounts due within one year.........................   15.9    1.1
                                                                  ------ ------
        Long-term debt........................................... $ 84.1 $101.0
                                                                  ====== ======

   The Company has entered into a five-year, unsecured revolving credit facility with a syndicate of commercial banks and financial institutions that enables the Company to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $200 million. This facility expires in January 2003. The Company also has $75 million of unsecured debt outstanding with a fixed rate of 6.89%. This debt carries an investment grade (BBB) rating. Annual principal payments of $15 million are due beginning April 15, 2001 with the final maturity on April 15, 2005.

   These debt agreements require maintenance of certain financial covenants including minimum net worth. The Company is in compliance with these covenants.

   The Company also has uncommitted and unsecured lines of credit relating to its domestic and Canadian operations totaling approximately $15.4 million. These lines of credit were established to meet the Company's day-to-day cash management needs. As of fiscal year end 2000, a total of $3.2 million was outstanding under these lines of credit.

(6) Supplemental Balance Sheet and Cash Flow Information

 Receivables

   Receivables are stated net of allowance for doubtful accounts of $6.7 million at fiscal year end 2000 and $1.8 million at fiscal year end 1999.

 Inventories

   Inventories consisted of the following (in millions):

      Fiscal Year End                                               2000  1999
      ---------------                                               ----- -----
      Raw materials and work in process............................ $ 4.7 $ 4.5
      Finished goods...............................................  72.2  59.0
                                                                    ----- -----
                                                                    $76.9 $63.5
                                                                    ===== =====

 Other Current Assets

   Other current assets consisted of the following (in millions):

      Fiscal Year End                                               2000  1999
      ---------------                                               ----- -----
      Income taxes receivable...................................... $ 7.0 $ 2.7
      Deferred income taxes........................................   8.1   9.2
      Other........................................................   9.2   8.8
                                                                    ----- -----
                                                                    $24.3 $20.7
                                                                    ===== =====

                                     MIDAS

 Property and Equipment

   Property and equipment consisted of the following (in millions):

      Fiscal Year End                                             2000    1999
      ---------------                                            ------  ------
      Land...................................................... $ 46.9  $ 47.8
      Buildings and improvements................................  113.7   113.4
      Machinery and equipment...................................   90.0    70.9
                                                                 ------  ------
        Total property and equipment............................  250.6   232.1
      Accumulated depreciation.................................. (100.7)  (91.6)
                                                                 ------  ------
        Property and equipment, net............................. $149.9  $140.5
                                                                 ======  ======

 Accrued Expenses

   Accrued expenses consisted of the following (in millions):

      Fiscal Year End                                               2000  1999
      ---------------                                               ----- -----
      Salaries and wages........................................... $ 2.6 $ 1.9
      Taxes other than income taxes................................   3.4   2.8
      Advertising..................................................   6.0   5.2
      Accrued business transformation costs........................   2.5   5.7
      Sales return allowance.......................................   4.2   5.0
      Other........................................................  10.2   7.4
                                                                    ----- -----
                                                                    $28.9 $28.0
                                                                    ===== =====

 Supplemental Cash Flow Information

   Net cash provided by operating activities includes cash payments for interest and income taxes as follows (in millions):

      Fiscal Year                                              2000  1999  1998
      -----------                                              ----- ----- -----
      Interest paid........................................... $ 8.4 $ 8.6 $11.4
      Income taxes paid.......................................  10.5  16.4  11.0

(7) Advertising

   Under the terms of its franchise agreements, Midas is obligated to use one-half of the royalty payments received from franchisees for advertising expenditures. Amounts received from franchisees are recorded as liabilities until disbursed. Midas also administers cooperative advertising programs under which amounts received from franchisees are recorded as liabilities until they are disbursed. Aggregate expenditures under these programs by Midas' North American operations amounted to $66.9 million, $62.2 million, and $58.9 million in fiscal 2000, 1999, and 1998, respectively.

   Midas also incurs certain advertising costs that are included in selling, general and administrative expenses, which amounted to $10.8 million, $3.4 million, and $13.6 million in fiscal 2000, 1999, and 1998, respectively.

                                     MIDAS

(8) Income Taxes

   Income tax expense consisted of the following (in millions):

      Fiscal Year                                            2000  1999   1998
      -----------                                            ----- -----  -----
      Current:
        U.S. Federal........................................ $ 4.1 $13.2  $ 6.5
        Non-U.S.............................................   1.5   1.6    4.1
        U.S. state and local................................   0.9   4.4    1.4
                                                             ----- -----  -----
          Total current.....................................   6.5  19.2   12.0
                                                             ----- -----  -----
      Deferred:
        U.S. Federal........................................   3.0   5.7   (0.4)
        Non-U.S.............................................   0.4   1.2   (1.3)
        U.S. state and local................................   0.7  (1.6)   1.5
                                                             ----- -----  -----
          Total deferred....................................   4.1   5.3   (0.2)
                                                             ----- -----  -----
          Income taxes...................................... $10.6 $24.5  $11.8
                                                             ===== =====  =====

   The items which gave rise to differences between the income taxes in the statements of operations and the income taxes computed at the U.S. statutory rate are summarized as follows:

      Fiscal Year                                           2000   1999  1998
      -----------                                           -----  ----  -----
      Income tax expense computed at U.S. statutory rate...  35.0% 35.0%  35.0%
      U.S. state and local taxes, net of U.S. Federal
       income tax benefits.................................   2.4   2.9    4.7
      Higher non-U.S. effective tax rates..................   2.4   1.9    2.5
      U.S. tax benefit on the disposition of Australian
       operations.......................................... (12.2)  --     --
      Lower non-U.S. effective tax rates on sale of
       European operations.................................   --    --   (12.2)
      Non-deductible expenses..............................   0.3   0.2   (2.0)
      Other items, net.....................................  (2.1) (1.0)   1.5
                                                            -----  ----  -----
        Income taxes.......................................  25.8% 39.0%  29.5%
                                                            =====  ====  =====

   Pretax income from non-U.S. operations amounted to $2.6 million, $4.5 million, and $18.2 million in fiscal 2000, 1999 and 1998, respectively. Historically, Midas' practice has been to reinvest its earnings in its non-U.S. subsidiaries. For the sale of its European operations, the Company repatriated the earnings associated with those operations in 1999. The Company has not recognized U.S. income taxes on the unremitted earnings of its Canadian operations, since foreign tax credits for Canadian income taxes will significantly reduce or eliminate any U.S. tax liability.

                                     MIDAS

   Deferred income taxes are created by "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as reported under income tax regulations. Deferred tax assets and liabilities consisted of (in millions):

      Fiscal Year End                                              2000   1999
      ---------------                                              -----  -----
      Deferred tax assets attributable to:
        Employee benefits and vacation accruals................... $ 2.9  $ 3.7
        Capitalized leases........................................   1.1    1.1
        Business transformation costs.............................   4.8    7.0
        Other items...............................................   7.9    7.6
                                                                   -----  -----
      Total deferred tax assets...................................  16.7   19.4
                                                                   -----  -----
      Deferred tax liabilities attributable to:
        Depreciation and amortization.............................  (5.2)  (5.0)
        Pension plan expense......................................  (4.7)  (4.2)
        Other items...............................................  (5.0)  (5.0)
                                                                   -----  -----
      Total deferred tax liabilities.............................. (14.9) (14.2)
                                                                   -----  -----
      Net deferred tax assets..................................... $ 1.8  $ 5.2
                                                                   =====  =====
      Net deferred tax assets included in:
        Other current assets...................................... $ 8.1  $ 9.2
        Deferred income taxes and other liabilities...............  (6.3)  (4.0)
                                                                   -----  -----
      Net deferred tax assets..................................... $ 1.8  $ 5.2
                                                                   =====  =====

   Management believes it is more likely than not that all deferred tax assets will be realized and, accordingly, no valuation allowance has been recorded.

(9) Franchise Agreements

   Midas' franchise agreements generally cover a 20-year period and provide for renewals. A franchise agreement can be canceled by Midas only in the event a franchisee fails to comply with the provisions of the agreement. Franchise agreements provide for initial and renewal fees and continuing royalty payments based on a percentage of sales.

   Worldwide shops in operation as of fiscal year end consisted of (unaudited):

      Fiscal Year End                                          2000  1999  1998
      ---------------                                          ----- ----- -----
      Franchised and licensed................................. 2,725 2,689 2,674
      Company-operated........................................    10    22    58
                                                               ----- ----- -----
        Total................................................. 2,735 2,711 2,732
                                                               ===== ===== =====

(10) Leases

   Control of the real estate used by Midas shops is a fundamental strength of the Midas program. Midas employs a number of methods to ensure continued dedication of the real estate to the Midas program. Midas leases real estate that is subleased to franchisees and owns real estate in the U.S. that is leased to franchisees. Midas has also entered into contingent operating lease agreements that are described below. At fiscal year end 2000, approximately 82% of real estate associated with North American shops was controlled by Midas, using one of these methods.

                                     MIDAS

 Leased Real Estate

   Gross rent expense applicable to operating leases relates to rentals of shops, distribution facilities, corporate administration facilities and other miscellaneous items. Gross rent expense, the sublease rental income from franchisees that reduced gross rent expense, and the resulting net rent expense for fiscal 2000, 1999 and 1998 are presented below (in millions):

      Fiscal Year                                              2000  1999  1998
      -----------                                              ----- ----- -----
      Gross rent expense...................................... $25.7 $22.6 $27.2
      Sublease rental income..................................  25.0  22.4  20.7
                                                               ----- ----- -----
        Net rent expense...................................... $ 0.7 $ 0.2 $ 6.5
                                                               ===== ===== =====

   Substantially all of Midas' operating leases provide that Midas pay taxes, maintenance, insurance, and certain other operating expenses. The subleases with franchisees contain provisions for Midas to recover such costs.

   At fiscal year end 2000, annual minimum rental payments due under capital and operating leases that have initial or remaining noncancelable terms in excess of one year, along with sublease rental income on real estate due under noncancelable subleases were as follows (in millions):

                                              Capital Operating Sublease
                                              Leases   Leases   Rentals   Total
                                              ------- --------- --------  -----
      2001...................................  $ 1.7   $ 28.3   $ (21.8)  $ 8.2
      2002...................................    1.7     26.6     (20.9)    7.4
      2003...................................    1.7     25.1     (18.8)    8.0
      2004...................................    1.7     23.0     (17.1)    7.6
      2005...................................    1.6     21.1     (15.1)    7.6
      Thereafter.............................    7.1     65.8     (54.3)   18.6
                                               -----   ------   -------   -----
      Total minimum lease payments...........   15.5   $189.9   $(148.0)  $57.4
                                                       ======   =======   =====
      Less imputed interest..................    5.7
                                               -----
      Present value of minimum lease
       payments..............................    9.8
      Less current portion...................    0.7
                                               -----
        Obligations under capital leases--
         noncurrent..........................  $ 9.1
                                               =====

   At fiscal year end 2000 and 1999, the net book value of property under capital leases included in the balance sheets amounted to $6.7 million and $7.2 million, respectively.

 Real Estate Owned by Midas and Leased to Franchisees

   Midas owns real estate located in various communities throughout the U.S. that is leased to franchisees under operating lease agreements. Substantially all leases are for initial terms of 20 years and provide for minimum and contingent rentals.

                                     MIDAS

   Real estate leased to franchisees and included in the balance sheets consisted of (in millions):

      Fiscal Year End                                             2000    1999
      ---------------                                            ------  ------
      Land...................................................... $ 45.9  $ 45.9
      Buildings and improvements................................   82.9    82.2
                                                                 ------  ------
        Total property and equipment............................  128.8   128.1
      Accumulated depreciation..................................  (32.5)  (30.3)
                                                                 ------  ------
        Property and equipment, net............................. $ 96.3  $ 97.8
                                                                 ======  ======

   Rental income on owned real estate for fiscal 2000 was $15.7 million, compared to $17.0 million in fiscal 1999 and $17.4 million in fiscal 1998. Minimum future lease payments to be received are as follows (in millions):

      2001............................................................... $ 14.7
      2002...............................................................   13.3
      2003...............................................................   11.9
      2004...............................................................   10.8
      2005...............................................................    9.4
      Thereafter.........................................................   73.9
                                                                          ------
                                                                          $134.0
                                                                          ======

 Contingent Operating Lease Agreements

   Midas has entered into contingent operating lease agreements covering real estate that is leased by U.S. and Canadian franchisees from parties that are directly or indirectly related to the franchisees.

   At December 30, 2000, 112 shops were covered by these contingent operating lease agreements, under which Midas could be required, under certain limited circumstances, to begin making rental payments with respect to individual shop locations. The average annual shop rental is $46 thousand with an average remaining term of approximately 6 years.

   Management believes that, individually and in the aggregate, any potential difference that might arise under these contingent lease agreements between the rental expense and the rental income from future subleases would not materially affect the financial position or results of operations of Midas.

(11) Pension and Postretirement Plans

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

   Midas has historically also provided certain life and health care benefits to substantially all former U.S. salaried employees who retired prior to July 1989 and selected other employees in the U.S. and Canada. During fiscal 2000, the Company terminated this company-funded plan and employees participating in the plan were

                                     MIDAS
given an enhanced pension benefit. As a result of these actions, the postretirement medical and life insurance plan obligations were eliminated resulting in a one-time gain of $6.2 million. Partially offsetting this gain was a $2.0 million expense to increase the Company's salaried pension liability to reflect the cost of the enhanced pension benefits.

   Net periodic pension and postretirement cost for fiscal 2000, 1999 and 1998 are presented in the following table (in millions):

                                                             Postretirement
                                       Pension Benefits         Benefits
                                       -------------------  -------------------
                                       2000   1999   1998   2000   1999   1998
                                       -----  -----  -----  -----  -----  -----
   Service cost benefits.............  $ 1.2  $ 1.7  $ 1.8  $ --   $ --   $ --
   Interest cost on projected benefit
    obligation.......................    2.7    2.7    2.7    0.1    0.1    0.2
   Actual return on assets...........   (5.3)  (4.7)  (4.4)   --     --     --
   Net amortization and deferral.....   (0.8)   --     0.1   (0.2)  (0.3)  (0.3)
                                       -----  -----  -----  -----  -----  -----
     Total net periodic cost
      (credit).......................  $(2.2) $(0.3) $ 0.2  $(0.1) $(0.2) $(0.1)
                                       =====  =====  =====  =====  =====  =====

   The principal economic assumptions used in the determination of net periodic pension and postretirement cost included the following:

                                                                  2000 1999 1998
                                                                  ---- ---- ----
   Discount rate................................................. 7.5% 6.5% 7.0%
   Expected long-term rate of return on assets................... 9.5% 9.5% 9.5%
   Rate of increase in compensation levels....................... 5.0% 4.0% 4.5%

   The changes in the projected benefit obligations for fiscal 2000 and fiscal 1999 were as follows:

                                                  Pension     Postretirement
                                                 Benefits        Benefits
                                                ------------  ----------------
                                                2000   1999    2000     1999
                                                -----  -----  -------  -------
   Benefit obligations as of the beginning of
    the year................................... $40.2  $45.3  $   2.0  $   2.3
   Change in foreign currency exchange rates...  (0.2)   0.4      --       --
   Service cost................................   1.2    1.7      --       --
   Interest cost...............................   2.7    2.7      0.1      0.1
   Participants' contributions.................   --     --       0.1      0.1
   Actuarial (gain) loss.......................  (2.6)  (5.4)     --      (0.3)
   Business transformation divestitures........  (0.9)  (2.4)     --       --
   Termination of retiree life and medical
    plan.......................................   --     --      (1.9)     --
   Enhanced pension benefits replacing retiree
    life and medical plan......................   2.0    --       --       --
   Benefits paid and expenses..................  (3.4)  (2.1)    (0.2)    (0.2)
                                                -----  -----  -------  -------
     Benefit obligations as of the end of the
      year..................................... $39.0  $40.2  $   0.1  $   2.0
                                                =====  =====  =======  =======

                                     MIDAS

   The changes in the fair market value of the plan assets for fiscal 2000 and fiscal 1999 were as follows:

                                                  Pension     Postretirement
                                                 Benefits        Benefits
                                                ------------  ----------------
                                                2000   1999    2000     1999
                                                -----  -----  -------  -------
   Fair value of assets as of the beginning of
    the year..................................  $62.9  $54.3  $   --   $   --
   Change in foreign currency exchange rates..   (0.3)   0.4      --       --
   Actual return on plan assets...............    8.8   10.1      --       --
   Employer contributions.....................    0.1    0.2      0.1      0.1
   Participants' contributions................    --     --       0.1      0.1
   Benefits paid and expenses.................   (3.4)  (2.1)    (0.2)    (0.2)
                                                -----  -----  -------  -------
     Fair value of assets as of the end of the
      year....................................  $68.1  $62.9  $   --   $   --
                                                =====  =====  =======  =======

   Pension costs are funded in amounts not less than minimum levels required by regulation. The following table reconciles the pension plans and postretirement plans funded status to the amounts recognized in other noncurrent assets (liabilities) in Midas' balance sheets as of fiscal year end 2000 and 1999 (in millions):

                                               Pension      Postretirement
                                              Benefits         Benefits
                                            --------------  ----------------
                                             2000    1999    2000     1999
                                            ------  ------  -------  -------
   Actuarial present value of benefit
    obligation (measured as of September
    30):
     Projected benefit obligation.......... $(39.0) $(40.2) $  (0.1) $  (2.0)
     Plan assets at fair market value
      (measured as of September 30)........   68.1    62.9      --       --
                                            ------  ------  -------  -------
   Plan assets in excess of (less than)
    projected benefit obligation...........   29.1    22.7     (0.1)    (2.0)
   Unrecognized net asset at transition....   (0.6)   (0.8)     --       --
   Unrecognized prior service costs........    1.3     1.5      --       --
   Unrecognized net gain...................  (19.2)  (12.9)     --      (4.6)
                                            ------  ------  -------  -------
     Prepaid (accrued) pension cost
      recognized on balance sheets......... $ 10.6  $ 10.5  $  (0.1) $  (6.6)
                                            ======  ======  =======  =======

   The principal economic assumptions used in determining the above benefit obligations were discount rates of 7.75% in fiscal 2000 and 7.5% in fiscal 1999, and rates of increase in future compensation levels of 5.25% in fiscal 2000 and 5.0% in fiscal 1999.

 Defined Contribution Plans

   Substantially all U.S. salaried employees, certain U.S. hourly employees, and certain Canadian employees participate in voluntary, contributory defined contribution plans to which Midas makes full or partial matching contributions. Midas' matching contributions to these plans amounted to $1.1 million, $1.4 million, and $1.7 million in fiscal 2000, 1999 and 1998, respectively. Midas' cost for the associated nonqualified plan was $0.1 million in fiscal 2000, $0.2 million in fiscal 1999 and $0.1 million in fiscal 1998.

 Multi-employer Pension Plan

   Midas participates in a multi-employer pension plan, which provides benefits to certain unionized employees. Amounts contributed to this plan totaled $0.3 million in fiscal 2000, $0.2 million in fiscal 1999, and $0.3 million in fiscal 1998.

                                     MIDAS

(12) Stock-Based Compensation

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

   On the date of the Spin-off, outstanding stock options granted under the Whitman stock option plan were replaced with non-qualified Midas, Inc. stock options of equivalent value, with necessary adjustments being made to the number and exercise price of the Midas options to preserve the economic spread of the prior Whitman options. Options granted pursuant to the Plan are generally exercisable over a period of three or five years commencing one year after the date of grant. The following table summarizes information regarding the outstanding stock options as of December 30, 2000.

                   Options Outstanding                        Options Exercisable
   -----------------------------------------------------------------------------------
   Range of                              Weighted-Average
   Exercise             Weighted-Average  Remaining Life  Exercisable Weighted-Average
    Prices     Shares    Exercise Price     (in years)      Shares     Exercise Price
   --------   --------- ---------------- ---------------- ----------- ----------------
   $ 9.81-
    $14.88      536,045       5.4             $14.36         305,045       $13.97
    15.65-
     18.50      574,891       6.4              16.15         452,420        16.06
    20.00-
     24.95      805,000       5.8              23.19         253,328        23.05
    25.95-
     34.66       50,000       6.5              29.87          17,000        29.10
              ---------                                    ---------
              1,965,936                                    1,027,793
              =========                                    =========

   The stock option activity since the Spin-off is summarized as follows:

                                                        Number of  Option Price
                                                         Shares       Ranges
                                                        ---------  -------------
   Outstanding at Spin-off............................  2,106,886  $ 7.35-$16.39
   Granted............................................    784,774   15.65- 28.00
   Exercised..........................................   (288,086)   7.35- 15.83
   Cancelled and forfeited............................   (359,073)  11.41- 15.83
                                                        ---------
   Outstanding at fiscal year end 1998................  2,244,501    7.35- 28.00
   Granted............................................    370,000   24.95- 34.66
   Exercised..........................................   (757,923)   7.35- 20.25
   Cancelled and forfeited............................    (52,728)  14.42- 25.95
                                                        ---------
   Outstanding at fiscal year end 1999................  1,803,850    9.81- 34.66
   Granted............................................    311,500   14.00- 22.94
   Exercised..........................................   (130,100)  11.41- 22.00
   Cancelled and forfeited............................    (19,314)  15.65- 28.00
                                                        ---------
   Outstanding at fiscal year end 2000................  1,965,936    9.81- 34.66
                                                        =========

 Restricted Stock

   During fiscal 2000, the Company granted 100,000 shares of restricted stock to its chief executive officer. These shares vest in four equal annual amounts beginning February 2001.

                                     MIDAS

   During fiscal 1998, the Company granted options to purchase 276,565 shares of restricted stock to certain of its officers. The options were granted at the market price of the stock on the date of the grant, and are reflected in the above table. During fiscal 1999, all 276,565 options were exercised at a combined price of approximately $6.1 million. In connection with the purchase of these shares and in accordance with the terms of the grant, the holders of the restricted stock became indebted to Midas in the aggregate amount of $6.1 million. Such loans bear interest at 6.0% per annum, and have a four-year term that is accelerated no later than one month after termination of employment. The Company has agreed to waive interest that accrues while Midas employs the borrower. The notes receivable are reflected as a reduction of shareholders' equity in the accompanying balance sheet as of fiscal year end 2000 and 1999.

 Other

   The Company accounts for its stock-based compensation plans using the intrinsic value method of accounting. An alternative to the intrinsic value method is the fair value method. Had the Company used the fair value method, pro forma net income and earnings per share would have been:

      Fiscal Year                                             2000  1999  1998
      -----------                                             ----- ----- -----
      Net income (in millions)
        As reported.......................................... $30.5 $38.4 $28.2
        Pro forma............................................  28.7  37.0  27.4
      Basic earnings per share
        As reported.......................................... $1.98 $2.33 $1.67
        Pro forma............................................  1.86  2.25  1.62
      Diluted earnings per share
        As reported.......................................... $1.96 $2.28 $1.63
        Pro forma............................................  1.86  2.25  1.62

   The weighted average estimated fair value of the options granted in fiscal 2000, 1999 and 1998 was $10.74, $13.93 and $11.82, respectively, based on the
Black-Scholes valuation model using the following assumptions:

      Fiscal Year                                           2000   1999   1998
      -----------                                           -----  -----  -----
      Risk-free interest rate..............................   6.5%   6.5%   6.5%
      Dividend yield.......................................   0.0%   0.0%   0.0%
      Expected volatility.................................. 33.25% 33.25% 33.25%
      Expected life in years...............................     8      8      8

(13) Shareholder Rights Agreement and Series A Junior Participating Preferred Stock

   In fiscal 1997, Midas adopted a Rights Agreement providing for the issuance of one Preferred Stock Purchase Right (a "Right") with each share of Midas common stock. Each Right entitles the registered holder to purchase from Midas one one-hundredth of a share of Series A Junior Participating Preferred Stock (a "Preferred Share") at a price of $150 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The Rights will become exercisable on the Rights Distribution Date, which is the earlier of the tenth day following a public announcement that a person(s) has acquired beneficial ownership of 13% or more of the Midas common stock (an "Acquiring Person"), or ten business days after the commencement of a tender offer or exchange offer that would result in a person(s) acquiring beneficial ownership of 13% or more of the outstanding shares of Midas common stock.

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

(14) Contingencies

   In connection with the disposition of U.S. company-operated shops, certain franchises entered into 101 financing agreements with a third party lender. If the franchisees fail to make required payments, Midas is contingently liable for a portion of the losses that would be incurred by the lender. As of December 30, 2000, Midas' maximum loss exposure is approximately $5.2 million. In fiscal 2000, Midas incurred a loss of $0.1 million in connection with this program; no losses were incurred in fiscal 1999 or 1998.

   Midas has certain contingent liabilities arising from various pending claims and litigation related to a number of matters. While the amount of liability that may result from these matters cannot be determined, in the opinion of Midas' counsel, the ultimate liability will not materially affect the financial position or results of operations of Midas.

(15) Business Segment Information

   Midas operates in a single business segment and provides retail automotive services principally through franchised shops located in North America (United States and Canada) and through franchised and licensed shops in international markets. During fiscal 1999, the Company completed its disposition of company-operated shops, primarily through the franchising activities in the United States and Canada and the sale of the European operations described in Note 4. Foreign currency gains and losses were not significant. Sales to any single customer were less than five percent of sales and revenues in each of the years presented. Midas' U.S. operations export products to and receive royalties from franchisees located in Central America. Such sales and revenues amounted to less than one percent of U.S. sales and revenues in each of the fiscal years presented.

                                     MIDAS

   The following tables present financial information for each of the principal geographic areas in which the Company operates. Sales and revenues are attributed to geographic areas based on the location of customers.

                                                            Sales and Revenues
                                                           --------------------
      Fiscal Year                                           2000   1999   1998
      -----------                                          ------ ------ ------
                                                              (in millions)
      North American Operations:
        U.S............................................... $300.1 $301.8 $354.7
        Canada............................................   38.3   40.7   47.9
                                                           ------ ------ ------
        Total North America...............................  338.4  342.5  402.6
      International Operations............................    7.8   13.0  111.2
                                                           ------ ------ ------
      Total............................................... $346.2 $355.5 $513.8
                                                           ====== ====== ======
                                                           Identifiable Assets
                                                           --------------------
      Fiscal Year End                                       2000   1999   1998
      ---------------                                      ------ ------ ------
                                                              (in millions)
      North American Operations:
        U.S............................................... $293.5 $277.0 $298.7
        Canada............................................   27.5   28.3   23.6
                                                           ------ ------ ------
        Total North America...............................  321.0  305.3  322.3
      International Operations............................    0.7    0.6    3.0
                                                           ------ ------ ------
        Total............................................. $321.7 $305.9 $325.3
                                                           ====== ====== ======

(16) Selected Quarterly Financial Data (Unaudited)

                                           First  Second   Third  Fourth   Full
                                          Quarter Quarter Quarter Quarter  Year
                                          ------- ------- ------- ------- ------
                                           (in millions, except per share data)
      Fiscal 2000
        Sales and revenues...............  $78.6   $98.4   $94.3   $74.9  $346.2
        Net income.......................    7.5    12.4    12.0    (1.4)   30.5
        Earnings per share--diluted......  $ .47   $ .78   $ .78   $(.10) $ 1.96
      Fiscal 1999
        Sales and revenues...............  $84.7   $98.5   $92.4   $79.9  $355.5
        Net income.......................    6.5    12.3    12.2     7.4    38.4
        Earnings per share--diluted......  $ .37   $ .72   $ .73   $ .46  $ 2.28

   The sum of earnings per share for the quarters may not equal the full year amount due to rounding and the impact of changes in the average shares outstanding.