Form 10-Q
period 2001-03-31
MIDAS INC
filed 2001-05-15
CIK 1046131

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the quarterly period ended March 31, 2001


                                       OR


[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from         to


                      Commission File Number:     01-13409


                                  MIDAS, INC.

             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                    36-4180556

(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


1300 Arlington Heights Road, Itasca, Illinois               60143

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

The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of March 31, 2001 was 14,918,016.

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements


                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
           (In millions, except for earnings and dividends per share)

                                                                                         For the quarter
                                                                                       ended fiscal March
                                                                                       -------------------
                                                                                        2001          2000
                                                                                        ----          ----
                                                                                     (13 Weeks)    (13 Weeks)
Sales and revenues...............................................................      $ 77.5        $ 78.6
Cost of sales and revenues.......................................................        40.7          41.9
Selling, general, and distribution expenses......................................        29.5          24.2
                                                                                       ------        ------
  Operating income...............................................................         7.3          12.5

Interest expense.................................................................        (2.3)         (2.1)

Other income, net................................................................         0.2           1.9
                                                                                       ------        ------
  Income before taxes............................................................         5.2          12.3
Income taxes.....................................................................         2.0           4.8
                                                                                       ------        ------
  Net income.....................................................................      $  3.2        $  7.5
                                                                                       ======        ======

Earnings per share:
  Basic..........................................................................      $  .21        $  .48
                                                                                       ======        ======
  Diluted........................................................................      $  .21        $  .47
                                                                                       ======        ======

Dividends per common share.......................................................      $  .08        $  .02
                                                                                       ======        ======

Average number of shares
  Common shares outstanding......................................................        15.0          15.7
  Equivalent shares on outstanding stock options.................................           -            .2
                                                                                       ------        ------
  Shares applicable to diluted earnings..........................................        15.0          15.9
                                                                                       ======        ======



                  See notes to condensed financial statements.

                                  MIDAS, INC.
                            CONDENSED BALANCE SHEETS
                                 (In millions)

                                                                                    Fiscal        Fiscal
                                                                                     March       December
                                                                                     2001          2000
                                                                                    ------       --------
                                                                                  (Unaudited)
Assets:
Current assets:
  Cash and cash equivalents.....................................................    $  1.4        $  1.8
  Receivables, net..............................................................      51.4          45.6
  Inventories...................................................................      90.2          76.9
  Other current assets..........................................................      16.3          24.3
                                                                                    ------        ------
    Total current assets........................................................     159.3         148.6
Property and equipment, net.....................................................     152.3         149.9
Other assets....................................................................      29.8          23.2
                                                                                    ------        ------
    Total assets................................................................    $341.4        $321.7
                                                                                    ======        ======

Liabilities and Equity:
Current liabilities:
  Short-term debt...............................................................    $  4.5        $  3.2
  Current portion of long-term obligations......................................      16.6          16.6
  Accounts and dividends payable................................................      32.5          31.3
  Accrued expenses..............................................................      32.6          28.9
                                                                                    ------        ------
    Total current liabilities...................................................      86.2          80.0
Long-term debt..................................................................      94.9          84.1
Obligations under capital leases................................................       8.8           9.1
Deferred income taxes and other liabilities.....................................      21.5          20.1
                                                                                    ------        ------
    Total liabilities...........................................................     211.4         193.3
                                                                                    ------        ------
Shareholders' equity:
  Common stock ($.001 par value, 100 million shares authorized;
    17.3 million shares issued) and paid-in capital.............................      23.8          24.6
  Treasury stock, at cost (2.3 million shares and 2.3 million shares)...........     (55.1)        (55.6)
  Notes receivable from common stock sold to officers...........................      (4.9)         (6.1)
  Unamortized restricted stock awards...........................................      (2.1)         (1.8)
  Retained income...............................................................     175.2         173.2
  Cumulative other comprehensive income (loss)..................................      (6.9)         (5.9)
                                                                                    ------        ------
    Total shareholders' equity..................................................     130.0         128.4
                                                                                    ------        ------
      Total liabilities and equity..............................................    $341.4        $321.7
                                                                                    ======        ======

                  See notes to condensed financial statements.

                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In millions)

                                                                       For the quarter
                                                                      ended fiscal March
                                                                      ------------------
                                                                       2001        2000
                                                                      ------      ------
Cash flows from operating activities:
Net income..........................................................  $  3.2      $  7.5
Adjustments reconciling net income to net cash provided by
  operating activities:
    Depreciation and amortization...................................     3.6         2.9
    Cash outlays for business transformation costs..................    (1.6)       (2.1)
    Changes in assets and liabilities...............................    (5.8)        3.0
                                                                      ------      ------
Net cash provided by (used in) operating activities.................    (0.6)       11.3
                                                                      ------      ------

Cash flows from investing activities:
Cash paid for capital investments and acquired businesses...........   (10.5)       (4.7)
Proceeds from sales of property and equipment.......................       -         5.6
                                                                      ------      ------
Net cash provided by (used in) investing activities.................   (10.5)        0.9
                                                                      ------      ------

Cash flows from financing activities:
Net increase in short-term debt.....................................     1.3           -
Long-term debt obligations incurred.................................    10.8           -
Long-term debt repayments...........................................       -        (5.6)
Payment of obligations under capital leases.........................    (0.3)       (0.2)
Cash received for common stock......................................       -         0.9
Cash paid for treasury shares.......................................    (0.8)       (4.3)
Dividends paid to shareholders......................................    (0.3)       (0.3)
                                                                      ------      ------
Net cash provided by (used in) financing activities.................    10.7        (9.5)
                                                                      ------      ------

Net change in cash and cash equivalents.............................    (0.4)        2.7
Cash and cash equivalents at beginning of period....................     1.8        13.1
                                                                      ------      ------
Cash and cash equivalents at end of period..........................  $  1.4      $ 15.8
                                                                      ======      ======

                  See notes to condensed financial statements.

                                  MIDAS, INC.
      CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                 (In millions)

                                   Common Stock
                                       And                           Notes Receivable                              Comprehensive
                                 Paid-in Capital    Treasury Stock         From        Unamortized                    Income
                                 ---------------   ---------------     Common Stock     Restricted   Retained   --------------------
                                 Shares   Amount   Shares   Amount   Sold to Officers  Stock Award   Earnings   Current   Cumulative
                                 ------   ------   ------   ------   ----------------  -----------   ---------  -------   ----------
Fiscal year end 2000..........    17.3     $24.6    (2.3)   $(55.6)       $(6.1)           $(1.8)      $173.2                $(5.9)
Restricted stock award........      --      (0.8)     --       1.3           --             (0.5)          --                   --
Purchase of treasury shares...      --        --      --      (0.8)          --               --           --                   --
Retirement of notes receivable
  from officers...............      --        --      --        --          1.2               --           --                   --
Amortization of restricted
  stock awards................      --        --      --        --           --              0.2           --                   --
Net income....................      --        --      --        --           --               --          3.2     $ 3.2         --
Other comprehensive income
  --foreign currency
    translation adjustments...      --        --      --        --           --               --           --      (1.0)      (1.0)
                                                                                                                  -----
Comprehensive income..........      --        --      --        --           --               --           --     $ 2.2         --
                                                                                                                  =====
Dividends declared to
  shareholders................      --        --      --        --           --               --         (1.2)                  --
                                 ------   ------   ------   ------        -----            -----       ------                -----
Fiscal first quarter end 2001.    17.3     $23.8    (2.3)   $(55.1)       $(4.9)           $(2.1)      $175.2                $(6.9)
                                 ======   ======   ======   ======        =====            =====       ======                =====

                  See notes to condensed financial statements.

                                  MIDAS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended March 31, 2001 ("first quarter fiscal 2001") and April 1, 2000 ("first quarter fiscal 2000") and of its financial position as of March 31, 2001. All such adjustments are of a normal recurring nature. The results of operations for the first quarter fiscal 2001 and 2000 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries ("Midas" or the "Company"). The unaudited condensed financial statements for the quarters ended March 31, 2001 and April 1, 2000 both cover a 13-week period.


2. Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                                         For the quarter
                                                        ended fiscal March
                                                        ------------------
                                                         2001         2000
                                                        -----        -----
     Interest paid..................................    $ 1.0        $ 0.9
     Income tax refunds.............................     (7.8)        (0.4)
     Income taxes paid..............................      0.3          0.7


3.  Inventories

Inventories, summarized by major classification, were as follows (in millions):

                                                       Fiscal      Fiscal
                                                        March     December
                                                        2001        2000
                                                       ------     --------
                                                     (Unaudited)
     Raw materials and work in process.............     $ 4.6       $ 4.7
     Finished goods................................      85.6        72.2
                                                        -----       -----
                                                        $90.2       $76.9
                                                        =====       =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                        LIQUIDITY AND CAPITAL RESOURCES

     Midas' cash and cash equivalents decreased $0.4 million in the first quarter of fiscal 2001.

     The Company's operating activities used net cash flows of $0.6 million during the first quarter of fiscal 2001 compared to generating $11.3 million of cash flow for the first quarter of fiscal 2000. The year-over-year decrease was due to changes in working capital, primarily inventory increases related to the expansion of new Parts Warehouse, Inc. ("PWI") distribution locations, and lower net income.

     Investing activities used $10.5 million in cash during the first quarter of fiscal 2001 compared to generating $0.9 million during the comparable quarter one year ago. Fiscal 2001 investing activities consist of capital investments and cash paid for acquired businesses totaling $10.5 million. Capital investments relate to ongoing system projects, expansion of the PWI network, and normal maintenance capital expenditures. Businesses acquired during the first quarter of fiscal 2001 include additional company-operated shops and the purchase of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry point-of-sale software sold under the name R.O.Writer. Fiscal 2000 investing activities consist of capital investments and cash paid for acquired businesses totaling $4.7 million, offset by proceeds of $5.6 million related to the sale of a former manufacturing facility. Fiscal 2000 capital expenditures were primarily related to management information system projects, while businesses acquired consisted of 15 climate control distribution locations purchased as part of the PWI expansion strategy.

     Net cash generated by financing activities was $10.7 million in the first quarter of fiscal 2001 compared to $9.5 million of funds used in the first quarter of fiscal 2000. This change was the result of lower treasury stock purchases and higher borrowings in fiscal 2001 as compared to fiscal 2000. During fiscal 2001, the Company borrowed $12.1 million to fund capital investments and business acquisitions and paid $0.8 million for treasury shares. In fiscal 2000, the Company repaid $5.6 million in debt and paid $4.3 million for treasury shares.

     The Company believes that current cash balances, cash generated from operations, and availability under its line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales for the foreseeable future.

                             RESULTS OF OPERATIONS

       First Quarter Fiscal 2001 Compared with First Quarter Fiscal 2000

     The following is a summary of the Company's sales and revenues for the first quarter of fiscal 2001 and 2000: ($ Millions)

                                                                Percent              Percent
                                                        2001    to Total     2000    to Total
                                                       -----    --------    -----    --------
Replacement parts sales............................    $50.0      64.5%     $52.5      66.8%
Company-operated shop retail sales.................      1.7       2.2        0.4       0.5
Royalties and license fees.........................     15.8      20.4       15.5      19.7
Real estate rental revenues........................      9.6      12.4        9.9      12.6
Other..............................................      0.4       0.5        0.3       0.4
                                                       -----     -----      -----     -----
Sales and revenues.................................    $77.5     100.0%     $78.6     100.0%
                                                       =====     =====      =====     =====

     Total sales and revenues for the first quarter of 2001 were down slightly from $78.6 million in 2000 to $77.5 million in 2001. A decline in replacement parts sales of $2.5 million was partially offset by increases in other revenue categories. Sales from Company-operated shops were up $1.3 million due to an increase in the average number of shops during the quarter as well as a double digit increase in comparable shop sales. Royalties and license fees were up slightly to $15.8 million from $15.5 million in 2000 due to an increase in North American franchisee retail sales, including a 3 percent increase in comparable shop retail sales.

     Cost of sales and revenues declined $1.2 million or 2.9% compared to the first quarter of fiscal 2000. Cost of sales and revenues as a percent to total sales and revenues decreased from 53.3% in fiscal 2000 to 52.5% in fiscal 2001. This improvement in gross margin is the result of an increase in high-margin retail sales from company-operated shops and higher royalties.

     Selling, general and distribution expenses increased $5.3 million from $24.2 million in fiscal 2000 to $29.5 million in fiscal 2001. This increase was related to costs associated with the new PWI distribution network, higher freight costs due to a new program providing free freight to Midas dealers, and higher depreciation and amortization. As a percentage of total sales and revenues, selling, general and distribution expenses represented 38.1% of sales in the first quarter of fiscal 2001 versus 30.8% in the first quarter of fiscal 2000.

     As a result of the above changes, operating income decreased by $5.2 million from $12.5 million in the first quarter of fiscal 2000 to $7.3 million in the first quarter of fiscal 2001 and the operating income margin decreased from 15.9% in fiscal 2000 to 9.4% in fiscal 2001.

     Other income declined from $1.9 million in fiscal 2000 to $0.2 million in 2001. The first quarter of 2000 amount included a non-recurring gain of $1.3 million from the sale of one of the Company's former manufacturing plants.

     As a result of the above items, net income decreased $4.3 million from $7.5 million in the first quarter of fiscal 2000 to $3.2 million in the first quarter of fiscal 2001.

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



Date:  May 15, 2001                    /s/William M. Guzik
                                       -------------------
                                       William M. Guzik

                                       Senior Vice President and Chief
                                       Financial Officer