Form 10-Q
period 2001-06-30
MIDAS INC
filed 2001-08-14
CIK 1046131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


                                       OR


  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                                    EXCHANGE ACT OF 1934

                For the transition period from             to


                     Commission File Number:     01-13409


                                  MIDAS, INC.

            (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                   36-4180556

       (State or Other Jurisdiction                      (I.R.S. Employer
     of Incorporation or Organization)                 Identification No.)



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

The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of June 30, 2001 was 14,921,306.

PART 1.  FINANCIAL INFORMATION

Item 1:  Financial Statements


                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
           (In millions, except for earnings and dividends per share)



                                                                  For the quarter        For the six months
                                                                 ended fiscal June       ended fiscal June
                                                               ----------------------  ----------------------
                                                                    2001        2000        2001        2000
                                                                  ------      ------      ------      ------
                                                                 (13 Weeks)  (13 Weeks)  (26 Weeks)  (26 Weeks)
Sales and revenues...........................................     $ 87.3      $ 98.4      $164.8      $177.0
Cost of sales and revenues...................................       47.9        54.4        88.6        96.3
Selling, general, and distribution expenses..................       26.1        24.9        55.6        49.1
                                                                  ------      ------      ------      ------

     Operating income........................................       13.3        19.1        20.6        31.6

Interest expense  Other......................................     (  2.2)     (  1.9)     (  4.5)     (  4.0)

Other income, net............................................        0.2         2.0         0.4         3.9
                                                                  ------      ------      ------      ------

     Income before taxes.....................................       11.3        19.2        16.5        31.5
Income taxes.................................................        4.4         6.8         6.4        11.6
                                                                  ------      ------      ------      ------

     Net income..............................................     $  6.9      $ 12.4      $ 10.1      $ 19.9
                                                                  ======      ======      ======      ======

Earnings per share:
  Basic......................................................     $  .46      $  .79      $  .67      $ 1.27
                                                                  ======      ======      ======      ======
  Diluted....................................................     $  .46      $  .78      $  .67      $ 1.25
                                                                  ======      ======      ======      ======


Dividends per common share...................................     $  .00      $  .02      $  .08      $  .04
                                                                  ======      ======      ======      ======

Average number of shares
  Common shares outstanding..................................       14.9        15.6        14.9        15.6
  Equivalent shares on outstanding stock options.............         .0          .2          .0          .2
                                                                  ------      ------      ------      ------
  Shares applicable to diluted earnings......................       14.9        15.8        14.9        15.8
                                                                  ======      ======      ======      ======


                  See notes to condensed financial statements.

                                  MIDAS, INC.
                            CONDENSED BALANCE SHEETS
                                 (In millions)


                                                     Fiscal            Fiscal
                                                      June            December
                                                      2001              2000
                                                     -------           -------
                                                   (Unaudited)
Assets:
Current assets:
       Cash and cash equivalent...........          $   0.8           $   1.8
       Receivables, net...................             58.3              45.6
       Inventories........................            100.8              76.9
       Other current assets...............             16.0              24.3
                                                    -------           -------
         Total current assets.............            175.9             148.6
Property and equipment, net...............            154.3             149.9
Other assets..............................             32.1              23.2
                                                    -------           -------
      Total assets........................          $ 362.3           $ 321.7
                                                    =======           =======

Liabilities and Equity:
Current liabilities:
       Short-term debt....................          $   1.5           $   3.2
       Current portion of long-term
          obligations.....................             17.3              16.6
       Accounts and dividends payable.....             46.1              31.3
       Accrued expenses...................             33.2              28.9
                                                    -------           -------
     Total current liabilities............             98.1              80.0
Long-term debt............................             96.0              84.1
Obligations under capital leases..........              8.6               9.1
Deferred income taxes and other
   liabilities............................             22.0              20.1
                                                    -------           -------
         Total liabilities................            224.7             193.3
                                                    -------           -------
Shareholders' equity:
  Common stock ($.001 par value, 100 million
     shares authorized;17.3 million
     shares issued) and paid-in capital...             23.2              24.6
  Treasury stock, at cost (2.3 million
     shares and 2.3 million shares).......           ( 54.6)           ( 55.6)
  Notes receivable from common stock
     sold to officers.....................            ( 4.9)            ( 6.1)
  Unamortized restricted stock awards.....            ( 2.0)            ( 1.8)
  Retained income.........................            182.1             173.2
  Cumulative other comprehensive
     income (loss)........................            ( 6.2)            ( 5.9)
                                                    -------           -------
    Total shareholders' equity............            137.6             128.4
                                                    -------           -------
      Total liabilities and equity........          $ 362.3           $ 321.7
                                                    =======           =======



                  See notes to condensed financial statements.

                                  MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In millions)

                                                           For the six months
                                                            ended fiscal June
                                                           2001            2000
                                                         ------          ------
Cash flows from operating activities:
Net income..........................................     $ 10.1          $ 19.9
Adjustments reconciling net income to
   net cash provided by operating activities:
    Depreciation and amortization...................        7.1             5.5
    Cash outlays for business transformation costs..       (2.4)           (3.0)
    Gains on the sales of assets....................          -            (3.8)
    Changes in assets and liabilities, net of
       effects of acquisitions and dispositions.....       (7.8)          (12.1)
                                                         ------          ------
Net cash provided by operating activities...........        7.0             6.5
                                                         ------          ------


Cash flows from investing activities:
Cash paid for capital investments and acquired
   businesses......................................       (16.0)          (16.8)
Proceeds from sales of assets......................           -             8.7
                                                         ------          ------
Net cash used in investing activities..............       (16.0)           (8.1)
                                                         ------          ------


Cash flows from financing activities:
Short-term borrowings (repayments), net............        (2.5)            7.9
Long-term debt borrowings (repayments).............        13.3            (6.8)
Payment of obligations under capital leases........        (0.4)           (0.4)
Cash received for common stock.....................         0.1             2.0
Cash paid for treasury shares......................        (1.0)          (11.0)
Dividends paid to shareholders.....................        (1.5)           (0.6)
                                                         ------          ------
Net cash provided by (used in) financing
   activities......................................         8.0            (8.9)
                                                         ------          ------

Net change in cash and cash equivalents............        (1.0)          (10.5)
Cash and cash equivalents at beginning of period...         1.8            13.1
                                                         ------          ------
Cash and cash equivalents at end of period.........      $  0.8          $  2.6
                                                         ======          ======


                  See notes to condensed financial statements.

                                  MIDAS, INC.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                 (In millions)


                                  Common Stock                      Notes Receivable
                                      And                                 From         Unamortized                  Comprehensive
                                Paid-in Capital    Treasury Stock     Common Stock     Restricted    Retained          Income
                               ----------------  ----------------                                              --------------------
                               Shares   Amount   Shares   Amount   Sold to Officers  Stock Awards   Earnings   Current   Cumulative
                               -------  -------  -------  -------  ----------------  -------------  ---------  --------  -----------
Fiscal year end 2000...........  17.3   $24.6     (2.3)  $(55.6)         $(6.1)         $(1.8)        $173.2                $(5.9)
Restricted stock award.........    --    (0.8)      --      1.3             --           (0.5)          --                     --
Purchase of treasury shares....    --      --       --     (1.0)            --             --           --                     --
Stock option transactions......    --    (0.6)      --      0.7             --             --           --                     --

Retirement of notes receivable
  from officers................    --      --       --       --            1.2             --           --                     --

Amortization of restricted stock
  awards.......................    --      --       --       --             --            0.3           --                     --

Net income.....................    --      --       --       --             --             --           10.1   $10.1           --

Other comprehensive income -
   foreign currency
   translation adjustments......   --      --       --       --             --             --           --      (0.3)       (0.03)

Comprehensive income............   --      --       --       --             --             --           --     $ 9.8          --
                                                                                                              =======
Dividends to shareholders.......   --      --       --       --             --             --         (1.2)                   --

                               -------   -----   ------   ------   ---------------          -----     ------             --------
Fiscal second quarter end 2001..  17.3   $23.2     (2.3)  $(54.6)            $(4.9)         $(2.0)    $182.1                $(6.2)
                               =======   =====   ======   ======   ===============          =====     ======             ========



                  See notes to condensed financial statements.

                                  MIDAS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended June 30, 2001 ("second quarter fiscal 2001") and July 1, 2000 ("second quarter fiscal 2000") and of its financial position as of June 30, 2001. All such adjustments are of a normal recurring nature. The results of operations for the interim fiscal 2001 and 2000 periods are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries ("Midas" or the "Company"). The unaudited condensed financial statements for the quarters ended June 30, 2001 and July 1, 2000 both cover a 13-week period, while the unaudited condensed financial statements for the six months ended June 30, 2001 and July 1, 2000 both cover a 26-week period.



2. Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                                                              For the six months
                                                                              ended fiscal June
                                                                            ---------------------
                                                                              2001           2000
                                                                             -----          -----
Interest paid.......................................................         $ 4.5          $ 4.2
Income tax refunds..................................................          (7.8)          (0.7)
Income taxes paid...................................................           4.2            8.5



3.  Inventories

Inventories, summarized by major classification, were as follows (in millions):

                                                Fiscal           Fiscal
                                                 June           December
                                                 2001              2000
                                                ------             -----
                                              (Unaudited)
Raw materials and work
 in process..........................           $  4.1             $ 4.7
Finished goods.......................             96.7              72.2
                                                ------             -----
                                                $100.8             $76.9
                                                ======             =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        LIQUIDITY AND CAPITAL RESOURCES

     Midas' cash and cash equivalents decreased $1.0 million during fiscal 2001.

     The Company generated net cash flows from operating activities of $7.0 million for the first six months of fiscal 2001 versus $6.5 million for the first six months of fiscal 2000. The year-over-year decrease in net income of $9.8 million was offset by a $1.6 million increase in depreciation and amortization, a $0.6 million decrease in business transformation payments, a $3.8 million decrease in gains on the sale of assets, and a $4.3 million decrease in working capital changes.

     The Company's working capital needs generally expand during the second quarter (higher receivables and inventory) due to the normal seasonal upturn in the business. In addition, the continued opening of new Parts Warehouse, Inc. ("PWI") locations and company-operated shops will continue to expand the working capital needs of the Company. For 2001, these increases in working capital requirements were mitigated by $7.8 million of income tax refunds.

     Investing activities used $16.0 million in cash during the first half of fiscal 2001 compared to $8.1 million during the first half of fiscal 2000. Fiscal 2001 investing activities consist of capital investments and cash paid for acquired businesses totaling $16.0 million. Capital investments relate to ongoing system projects, expansion of the PWI network, and normal capital expenditures. Businesses acquired during the first half of fiscal 2001 include additional company-operated shops and the purchase of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry point-of-sale software sold under the name R.O.Writer. Fiscal 2000 investing activities consist of capital investments and cash paid for acquired businesses totaling $16.8 million, offset by proceeds of $8.7 million, which included $5.6 million from the sale of a former manufacturing facility and $2.5 million related to the sale of the Company's Australian operations. Fiscal 2000 capital expenditures were primarily related to management information system projects, while businesses acquired consisted of 27 climate control distribution locations purchased as part of the PWI expansion strategy.

     Net cash generated by financing activities was $8.0 million in the first half of fiscal 2001 compared to $8.9 million of funds used in the first half of fiscal 2000. This change was the result of lower treasury stock purchases and higher borrowings in fiscal 2001 as compared to fiscal 2000. During fiscal 2001, the Company borrowed $10.4 million to fund capital investments and business acquisitions, paid $1.0 million for treasury shares and paid $1.5 million in dividends to shareholders. In fiscal 2000, the Company had net borrowings of $0.7 million, paid $11.0 million for treasury shares, and paid $0.6 million in dividends to shareholders.

     The Company believes that current cash balances, cash generated from operations, and availability under its line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support future growth in sales for the foreseeable future, as well as the Company's share repurchase plan.

                             RESULTS OF OPERATIONS


      Second Quarter Fiscal 2001 Compared with Second Quarter Fiscal 2000

     The following is a summary of the Company's sales and revenues for the second quarter of fiscal 2001 and 2000: ($ Millions)

                                             Percent                  Percent
                                 2001        to Total     2000        To Total
                                ------       --------    ------       --------
Replacement parts sales...      $ 57.5       65.9%       $ 69.0         70.1%
Company-operated shop
 retail sales..............        2.4        2.8           1.8          1.8
Royalties and license
 fees......................       17.5       20.0          17.3         17.6
Real estate rental
 revenues..................        9.6       11.0           9.8         10.0
Other.....................         0.3        0.3           0.5          0.5
                                ------      ------       ------        ------
Sales and revenues........      $ 87.3      100.0%       $ 98.4        100.0%
                                ======      ======       ======        ======

     Sales and revenues for the second quarter of fiscal 2001 were $11.1 million below last year's fiscal second quarter due entirely to an $11.5 million decline in replacement parts sales. While Midas system comparable store sales continue to grow (comparable store sales were up 2 percent for the quarter), the changing mix of retail sales out of the core categories of exhaust and brakes continues to negatively impact Midas replacement parts sales. Midas dealers have traditionally purchased the majority of their exhaust and brake part needs from Midas under a weekly delivery program. Therefore, exhaust and brake parts have historically accounted for the majority of Midas' replacement parts sales through the Midas distribution centers. As Midas dealers have expanded into new service categories, their needs for replacement parts have changed. The breadth of services and the complexity of today's vehicles make it impractical for shops to carry a full assortment of inventory and to rely on a weekly replenishment system. As a result, Midas dealers are purchasing an ever-increasing portion of their needs from sources other than Midas.

     The Company's Parts Warehouse, Inc. ("PWI") strategy is intended to counter this trend by locating the parts closer to the Midas dealers making it possible for Midas dealers to buy from PWI on an "as needed" basis. As of June 30, 2001, the Company had 57 PWI locations open for business and plans to add several hundred in the next several years.

     Cost of sales and revenues decreased $6.5 million or 11.9% compared to the second quarter of fiscal 2000. Cost of sales and revenues as a percent of total sales and revenues decreased from 55.3% in the second quarter of fiscal 2000 to 54.9% in the second quarter of fiscal 2001. This improvement in gross margin is the result of a greater proportion of higher-margin retail sales from company-operated shops and higher royalties.

     Selling, general and distribution expenses for the second quarter of fiscal 2001 increased $1.2 million from $24.9 million in fiscal 2000 to $26.1 million in fiscal 2001. This increase in operating expenses was related to costs associated with the new PWI distribution network and an increase in the number of Company-operated shops. As a percentage of total sales and revenues, selling, general and distribution expenses represented 29.9% of sales during the second quarter of fiscal 2001 versus 25.3% in the second quarter of fiscal 2000.

     As a result of the above changes, operating income decreased by $5.8 million from $19.1 million in fiscal 2000 to $13.3 million for the second quarter of fiscal 2001.

     Other income declined from $2.0 million in fiscal 2000 to $0.2 million for the second quarter of fiscal 2001. The fiscal 2000 amount included a non-recurring gain of $1.8 million from the sale of Midas' Australian operations.

     The tax provision for the second quarter of fiscal 2000 included a favorable tax benefit of $0.7 million on the sale of Midas' Australian operations. There was no comparable activity in fiscal 2001.

     As a result of the above items, net income decreased $5.5 million from $12.4 million in the second quarter of fiscal 2000 to $6.9 million in the second quarter of fiscal 2001.


       Six Months Ended Fiscal June 2001 Compared With Six Months Ended
                                Fiscal June 2000


     The following is a summary of the Company's sales and revenues for the six months ended fiscal June 2001 and 2000, respectively: ($ Millions)


                                                     Percent            Percent
                                             2001    To Total     2000  To Total
                                           ------  -----------  ------ ---------
Replacement parts sales ................   $107.5     65.2%     $121.5    68.6%
Company-operated shop retail sales......      4.1      2.5         2.2     1.2
Royalties and license fees..............     33.3     20.2        32.8    18.5
Real estate rental revenue..............     19.2     11.7        19.7    11.2
Other...................................      0.7      0.4         0.8     0.5
                                           ------    -----      ------   -----
Sales and revenues......................   $164.8     100.0%    $177.0   100.0%
                                           ======    =====      ======   =====

     Sales and revenues for the first six months of fiscal 2001 were $12.2 million below the prior year due to a $14.0 million decline in replacement parts sales. As previously mentioned, parts sales to Midas dealers and other customers through the Company's traditional network of distribution centers continue to be affected by the transformation of Midas shops to new services and declines in the demand for exhaust products. Sales from Company-operated shops were up $1.9 million due to an increase in the average number of shops during the period as well as increases in comparable shop retail sales. Royalties and license fees were up slightly to $33.3 million from $32.8 million in 2000 due to an increase in North American franchisee retail sales, including a 2 percent increase in comparable shop retail sales.

     Cost of sales and revenues declined $7.7 million or 8% compared to the first six months of fiscal 2000. Cost of sales and revenues as a percent of total sales and revenues decreased slightly from 54.4% in the first six months of fiscal 1999 to 53.8% in the first six months of fiscal 2000. This improvement in gross margin is the result of a greater proportion of higher-margin retail sales from company-operated shops and higher royalties.

     Selling, general and distribution expenses for the first six months of fiscal 2001 increased $6.5 million from $49.1 million in fiscal 2000 to $55.6 million in fiscal 2001. This increase in operating expenses was related to costs associated with the new PWI distribution network and an increase in the number of company-operated shops. As a percentage of total sales and revenues, selling, general and distribution expenses represented 33.7% of sales during the first six months of fiscal 2001 versus 27.7% in the prior fiscal period.

     As a result of the above changes, operating income decreased by $11.0 million from $31.6 million in fiscal 2000 to $20.6 million for the first six months of fiscal 2001 and the operating income margin decreased from 17.9% in fiscal 2000 to 12.5% in fiscal 2001.

     Other income declined from $3.9 million in fiscal 2000 to $0.4 million in the first six months of fiscal 2001. Fiscal 2000 other income included non-recurring gains of $1.2 million from the sale of one of the Company's former manufacturing plants and $1.8 million from the sale of Midas' Australian operations.

     As a result of the above items, net income decreased $9.8 million from $19.9 million in the first six months of fiscal 2000 to $10.1 million in the first six months of fiscal 2001.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. The Company is required to comply with SFAS No. 141 for all new acquisitions that occur beginning in the third quarter of fiscal year 2001. The Company is required to comply with SFAS No. 142 in the third quarter of fiscal 2001 for new acquisitions and in the first quarter of fiscal 2002 for previously acquired intangibles.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on May 10, 2001.

(b)  Not Applicable.

(c) At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of two directors to serve until the 2004 Annual Meeting of Shareholders, and (2) the approval of independent auditors. The voting results were as follows:

     (1) Each nominee for director was elected by a vote of the shareholders as follows:

          Director                             For             Witheld
          ---------                       ----------------   ---------------
          Wendel H. Province                 12,860,609        967,692
          Archie R. Dykes                    13,456,014        372,287

          Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

                     Term Expiring in 2002    Term Expiring in 2003
                     ---------------------    ---------------------
                       Thomas L. Bindley        Herbert M. Baum
                       Robert R. Schoeberl      Jarobin Gilbert, Jr.


     (2) The proposal to approve the appointment of KPMG LLP as independent auditors was approved by the shareholders as follows:

                   For                Against                   Abstain
             ---------------      ----------------          ----------------
               13,649,958             148,656                    29,687

(d)  Not Applicable.



SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 14, 2001                          /s/ William M. Guzik
                                                  --------------------------
                                                      William M. Guzik
                                                      Senior Vice President and
                                                      Cheif Financial Officer