Form 10-Q
period 2001-09-29
MIDAS INC
filed 2001-11-13
CIK 1046131

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the transition period from     to

                        Commission File Number: 01-13409

                                   MIDAS, INC.

             (Exact Name of Registrant as Specified in its Charter)


                Delaware                                36-4180556

    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

      1300 Arlington Heights Road,                         60143
            Itasca, Illinois

(Address of Principal Executive Offices)                 (Zip Code)

                                 (630) 438-3000

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of September 29, 2001 was 14,903,124.

PART 1. FINANCIAL INFORMATION

Item 1: Financial Statements

                                   MIDAS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
           (In millions, except for earnings and dividends per share)


                                                         For the quarter       For the nine months
                                                      ended fiscal September  ended fiscal September
                                                      ----------------------  ----------------------
                                                         2001        2000        2001         2000
                                                         ----        ----        ----         ----
                                                      (13 Weeks)  (13 Weeks)  (39 Weeks)   (39 Weeks)

Sales and revenues ................................     $85.2       $94.3       $250.0       $271.3
Cost of sales and revenues ........................      46.0        51.9        134.6        148.2
Selling, general, and distribution expenses .......      28.6        28.9         84.2         78.0
                                                        -----       -----       ------       ------
     Operating income .............................      10.6        13.5         31.2         45.1
Interest expense ..................................      (2.1)       (2.1)        (6.6)        (6.1)
Other income, net .................................         -         0.2          0.4          4.1
                                                        -----       -----       ------       ------
     Income before taxes ..........................       8.5        11.6         25.0         43.1
Income taxes (benefit) ............................       3.3        (0.4)         9.7         11.2
                                                        -----       -----       ------       ------
Net income ........................................     $ 5.2       $12.0       $ 15.3       $ 31.9
                                                        =====       =====       ======       ======
Earnings per share:
  Basic ...........................................     $ .35       $ .79       $ 1.02       $ 2.06
                                                        =====       =====       ======       ======
  Diluted .........................................     $ .35       $ .78       $ 1.02       $ 2.03
                                                        =====       =====       ======       ======
Dividends per common share ........................     $ .00       $ .02       $  .08       $  .06
                                                        =====       =====       ======       ======
Average number of shares
  Common shares outstanding .......................      14.9        15.3         14.9         15.5
  Equivalent shares on outstanding stock options ..        .0          .1           .0           .2
                                                        -----       -----       ------       ------
  Shares applicable to diluted earnings ...........      14.9        15.4         14.9         15.7
                                                        =====       =====       ======       ======

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                            CONDENSED BALANCE SHEETS
                                  (In millions)

                                                                                           Fiscal           Fiscal
                                                                                          September        December
                                                                                            2001             2000
                                                                                            ----             ----
                                                                                         (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents .........................................................      $  0.2          $  1.8
   Receivables, net ..................................................................        54.7            45.6
   Inventories .......................................................................       110.9            76.9
   Other current assets ..............................................................        15.5            24.3
                                                                                            ------          ------
     Total current assets ............................................................       181.3           148.6
Property and equipment, net ..........................................................       158.8           149.9
Other assets .........................................................................        34.0            23.2
                                                                                            ------          ------
     Total assets ....................................................................      $374.1          $321.7
                                                                                            ======          ======
Liabilities and Equity:
Current liabilities:
   Short-term debt ...................................................................      $  1.6          $  3.2
   Current portion of long-term obligations ..........................................        16.2            16.6
   Accounts and dividends payable ....................................................        49.9            31.3
   Accrued expenses ..................................................................        36.7            28.9
                                                                                            ------          ------
     Total current liabilities .......................................................       104.4            80.0
Long-term debt .......................................................................        97.0            84.1
Obligations under capital leases .....................................................         8.4             9.1
Deferred income taxes and other liabilities ..........................................        21.7            20.1
                                                                                            ------          ------
     Total liabilities ...............................................................       231.5           193.3
                                                                                            ------          ------
Shareholders' equity:
    Common stock ($.001 par value, 100 million shares authorized, 17.3 million
    shares issued) and paid-in capital ...............................................        23.4            24.6
    Treasury stock, at cost (2.4 million shares and 2.3 million shares) ..............       (54.9)          (55.6)
    Notes receivable from common stock sold to officers ..............................        (4.5)           (6.1)
    Unamortized restricted stock awards ..............................................        (1.8)           (1.8)
    Retained income ..................................................................       187.3           173.2
    Cumulative other comprehensive income (loss) .....................................        (6.9)           (5.9)
                                                                                            ------          ------
     Total shareholders' equity ......................................................       142.6           128.4
                                                                                            ------          ------
       Total liabilities and equity ..................................................      $374.1          $321.7
                                                                                            ======          ======

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In millions)


                                                                   For the nine months
                                                                  ended fiscal September
                                                                  ----------------------
                                                                   2001           2000
                                                                   ----           ----
Cash flows from operating activities:
Net income ...................................................    $ 15.3         $ 31.9
Adjustments reconciling net income to
   net cash provided by operating activities:
     Depreciation and amortization ...........................      10.9            7.9
     Cash outlays for business transformation costs ..........      (2.6)          (3.6)
     Gains on the sales of assets ............................         -           (4.2)
     Changes in assets and liabilities, exclusive of effects
      of acquisitions and dispositions .......................      (6.8)          (6.5)
                                                                  ------         ------
Net cash provided by operating activities ....................      16.8           25.5
                                                                  ------         ------
Cash flows from investing activities:
Capital investments ..........................................     (18.1)         (12.2)
Cash paid for acquired businesses ............................      (8.3)          (7.6)
Proceeds from sales of assets ................................         -            9.2
                                                                  ------         ------
Net cash used in investing activities ........................     (26.4)         (10.6)
                                                                  ------         ------
Cash flows from financing activities:
Short-term borrowings (repayments), net ......................      (3.0)           2.8
Long-term debt borrowings (repayments) .......................      14.1          (15.9)
Payment of obligations under capital leases ..................      (0.6)          (0.5)
Cash received for common stock ...............................       0.3            2.0
Cash paid for treasury shares ................................      (1.3)         (15.5)
Dividends paid to shareholders ...............................      (1.5)          (0.9)
                                                                  ------         ------
Net cash provided by (used in) financing activities ..........       8.0          (28.0)
                                                                  ------         ------
Net change in cash and cash equivalents ......................      (1.6)         (13.1)
Cash and cash equivalents at beginning of period .............       1.8           13.1
                                                                  ------         ------
Cash and cash equivalents at end of period ...................    $  0.2         $  2.6
                                                                  ======         ======


                  See notes to condensed financial statements.

                                   MIDAS, INC.
      CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                  (In millions)

                                    Common Stock
                                        And                          Notes Receivable                              Comprehensive
                                  Paid-in  Capital   Treasury Stock        From        Unamortized                    Income
                                  ----------------  ---------------    Common Stock     Restricted   Retained  -------------------
                                  Shares    Amount  Shares   Amount  Sold to Officers  Stock Awards  Earnings  Current  Cumulative
                                  ------    ------  ------   ------  ----------------  ------------  --------  -------  ----------
Fiscal year end 2000 ............  17.3    $24.6   (2.3)    $(55.6)      $(6.1)           $(1.8)      $173.2               $(5.9)
Restricted stock award ..........    --     (0.8)    --        1.3          --             (0.5)          --                  --
Purchase of treasury shares .....    --       --   (0.1)      (1.3)         --               --           --                  --
Stock option transactions .......    --     (0.4)    --        0.7          --               --           --                  --
Retirement of notes receivable
  from officers .................    --       --     --         --         1.6               --           --                  --
Amortization of restricted
   stock awards .................    --       --     --         --          --              0.5           --                  --
Net income ......................    --       --     --         --          --               --         15.3     $15.3        --
Other comprehensive income -
   foreign currency translation
   adjustments ..................    --       --     --         --          --               --           --      (1.0)     (1.0)
                                                                                                                 -----
Comprehensive income ............    --       --     --         --          --               --           --     $14.3        --
                                                                                                                 =====
Dividends to shareholders .......    --       --     --         --          --               --         (1.2)                 --
                                   ----    -----   ----     -------      -----            -----       ------               -----
Fiscal third quarter end 2001      17.3    $23.4   (2.4)    $(54.9)      $(4.5)           $(1.8)      $187.3               $(6.9)
                                   ====    =====   ====     ======       =====            =====       ======               =====

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 29, 2001 ("third quarter fiscal 2001") and September 30, 2000 ("third quarter fiscal 2000") and of its financial position as of September 29, 2001. All such adjustments are of a normal recurring nature. The results of operations for the interim fiscal 2001 and 2000 periods are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries ("Midas" or the "Company"). The unaudited condensed financial statements for the quarters ended September 29, 2001 and September 30, 2000 both cover a 13-week period, while the unaudited condensed financial statements for the nine months ended September 29, 2001 and September 30, 2000 both cover a 39-week period.

2. Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                                        For the nine months
                                                      ended fiscal September
                                                      ----------------------
                                                       2001             2000
                                                      -----            -----
Interest paid ...................................     $ 5.5            $ 5.0
Income tax refunds ..............................      (7.9)            (0.7)
Income taxes paid ...............................       5.4              8.9

3. Inventories

Inventories, summarized by major classification, were as follows (in millions):

                                                        Fiscal          Fiscal
                                                      September       December
                                                         2001           2000
                                                     -----------      --------
                                                     (Unaudited)
Raw materials and work in process ................     $  3.6          $ 4.7
Finished goods ...................................      107.3           72.2
                                                       ------          -----
                                                       $110.9          $76.9
                                                       ======          =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

     Midas' cash and cash equivalents decreased $1.6 million during fiscal 2001.

     The Company generated net cash flows from operating activities of $16.8 million for the first nine months of fiscal 2001 versus $25.5 million for the first nine months of fiscal 2000. The year-over-year decrease of $8.7 million was due entirely to the decline in net income. Partially offsetting this decline was a $3.0 million increase in depreciation and amortization, a $1.0 million decrease in business transformation payments, and a $4.2 million decrease in gains on the sale of assets.

     The net increase in working capital was consistent between 2000 and 2001, however the 2001 amount includes the benefit of $7.9 million in prior year income tax refunds. The Company's working capital needs will continue to expand as it grows its base of Parts Warehouse, Inc. ("PWI") locations and Company-operated shops.

     Investing activities used $26.4 million in cash during the first nine months of fiscal 2001 compared to $10.6 million during the first nine months of fiscal 2000. Fiscal 2001 investing activities consist of capital investments of $18.1 million and cash paid for acquired businesses totaling $8.3 million. Capital investments relate to ongoing system projects, expansion of the PWI network, and normal capital expenditures. Businesses acquired during the first nine months of fiscal 2001 include 26 additional company-operated shops and the purchase of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry point-of-sale software sold under the name R.O.Writer. Fiscal 2000 investing activities consisted of capital investments of $12.2 million and cash paid for acquired businesses totaling $7.6 million, offset by proceeds of $9.2 million, which included $5.6 million from the sale of a former manufacturing facility and $2.5 million related to the sale of the Company's Australian operations. Fiscal 2000 capital expenditures were primarily related to management information system projects, while businesses acquired consisted of 27 climate control distribution locations purchased as part of the PWI expansion strategy.

     The Company continued its expansion strategy into the fourth quarter by acquiring 72 additional Company-operated shops in early October 2001. This brings the total number of Company-operated shops acquired in 2001 to 98, and the total number in operation to 108. In addition, the Company expects to have opened a total of 47 PWIs during 2001 with a total of 76 open as of fiscal year-end. These fourth quarter acquisitions and openings will be funded through additional borrowings under the Company's line of credit. The Company expects that its growth plans for 2002 will be more moderate as it focuses on integrating these recent acquisitions.

     Net cash generated by financing activities was $8.0 million in the first nine months of fiscal 2001 compared to $28.0 million of funds used in the first nine months of fiscal 2000. This change was the result of lower treasury stock purchases and higher borrowings in fiscal 2001 as compared to fiscal 2000. During fiscal 2001, the Company borrowed $11.1 million to fund capital investments and business acquisitions, paid $1.3 million for treasury shares, and paid $1.5 million in dividends to shareholders. In fiscal 2000, the Company had net repayments of debt of $13.1 million, paid $15.5 million for treasury shares, and paid $0.9 million in dividends to shareholders.

     The Company believes that current cash balances, cash generated from operations, and availability under its line of credit will be adequate to fund any required growth in working capital and capital expenditures for the foreseeable future.

                              RESULTS OF OPERATIONS

        Third Quarter Fiscal 2001 Compared with Third Quarter Fiscal 2000

     The following is a summary of the Company's sales and revenues for the third quarter of fiscal 2001 and 2000: ($ Millions)

                                                     Percent            Percent
                                             2001    to Total   2000    to Total
                                             -----   --------   -----   --------
     Replacement parts sales .............   $54.0     63.4%    $64.6     68.5%
     Company-operated shop retail sales ..     3.8      4.5       1.9      2.0
     Royalties and license fees ..........    17.4     20.4      17.8     18.9
     Real estate rental revenues .........     9.4     11.0       9.8     10.4
     Other ...............................     0.6      0.7       0.2      0.2
                                             -----    -----     -----    -----
     Sales and revenues ..................   $85.2    100.0%    $94.3    100.0%
                                             =====    =====     =====    =====

     Sales and revenues for the third quarter of fiscal 2001 were $9.1 million below last year's fiscal third quarter due entirely to a $10.6 million decline in replacement parts sales. While Midas system comparable store sales are virtually unchanged, the changing mix of retail sales out of the core exhaust and brakes categories continues to negatively impact Midas replacement parts sales. Midas dealers have traditionally purchased the majority of their exhaust and brake part needs from Midas under a weekly delivery program. Therefore, exhaust and brake parts have historically accounted for the majority of Midas' replacement parts sales through the Midas distribution centers. As Midas dealers have expanded into new service categories, their needs for replacement parts have changed. The breadth of services and the complexity of today's vehicles make it impractical for shops to carry a full assortment of inventory and to rely on a weekly replenishment system. As a result, Midas dealers are purchasing an ever-increasing portion of their needs from sources other than Midas.

     The Company's Parts Warehouse, Inc. ("PWI") strategy is intended to counter this trend by locating the parts closer to the Midas dealers, making it possible for Midas dealers to buy from PWI on an "as needed" basis. As of September 29, 2001, the Company had 68 PWI locations open for business and plans to add 8 more in the fourth quarter.

     Cost of sales and revenues decreased $5.9 million or 11.4% compared to the third quarter of fiscal 2000. Cost of sales and revenues as a percent of total sales and revenues decreased from 55.0% in the third quarter of fiscal 2000 to 54.0% in the third quarter of fiscal 2001. This improvement in gross margin is the result of a greater proportion of higher-margin retail sales from Company-operated shops and royalties.

     Selling, general and distribution expenses for the third quarter of fiscal 2001 decreased $0.3 million from $28.9 million in fiscal 2000 to $28.6 million in fiscal 2001. The increase in operating expenses associated with the new PWI distribution network and an increase in the number of Company-operated shops was offset by lower operating expenses in the traditional Midas business. As a percentage of total sales and revenues, selling, general and distribution expenses represented 33.6% of sales during the third quarter of fiscal 2001 versus 30.6% in the third quarter of fiscal 2000.

     As a result of the above changes, operating income decreased by $2.9 million from $13.5 million in fiscal 2000 to $10.6 million for the third quarter of fiscal 2001.

     The tax provision for the third quarter of fiscal 2000 included a favorable tax benefit of $4.8 million on the sale of Midas' Australian operations. There was no comparable activity in fiscal 2001.

     As a result of the above items, net income decreased $6.8 million from $12.0 million in the third quarter of fiscal 2000 to $5.2 million in the third quarter of fiscal 2001.

Nine Months Ended Fiscal September 2001 Compared With Nine Months Ended Fiscal September 2000

     The following is a summary of the Company's sales and revenues for the nine months ended fiscal September 2001 and 2000, respectively: ($ Millions)

                                                   Percent             Percent
                                           2001    To Total    2000    to Total
                                          ------   --------   ------   --------
     Replacement parts sales ............ $161.5     64.6%    $186.1     68.6%
     Company-operated shop retail sales .    7.9      3.2        4.1      1.5
     Royalties and license fees .........   50.7     20.3       50.6     18.7
     Real estate rental revenues ........   28.6     11.4       29.5     10.9
     Other ..............................    1.3      0.5        1.0      0.3
                                          ------    -----     ------    -----
     Sales and revenues ................. $250.0    100.0%    $271.3    100.0%
                                          ======    =====     ======    =====

     Sales and revenues for the first nine months of fiscal 2001 were $21.3 million below the prior year due to a $24.6 million decline in replacement parts sales. As previously mentioned, parts sales to Midas dealers and other customers through the Company's traditional network of distribution centers continue to be affected by the transformation of Midas shops to new services and declines in the demand for exhaust products. Sales from Company-operated shops were up $3.8 million due to an increase in the average number of shops during the period as well as increases in comparable shop retail sales.

     Cost of sales and revenues declined $13.6 million or 9.2% compared to the first nine months of fiscal 2000. Cost of sales and revenues as a percent of total sales and revenues decreased slightly from 54.6% in the first nine months of fiscal 2000 to 53.8% in the first nine months of fiscal 2001. This improvement in gross margin is the result of a greater proportion of higher-margin retail sales from Company-operated shops and royalties.

     Selling, general and distribution expenses for the first nine months of fiscal 2001 increased $6.2 million from $78.0 million in fiscal 2000 to $84.2 million in fiscal 2001. This increase in operating expenses was related to costs associated with the new PWI distribution network and an increase in the number of Company-operated shops. As a percentage of total sales and revenues, selling, general and distribution expenses represented 33.7% of sales during the first nine months of fiscal 2001 versus 28.8% in the prior fiscal period.

     As a result of the above changes, operating income decreased by $13.9 million from $45.1 million in fiscal 2000 to $31.2 million for the first nine months of fiscal 2001, and the operating income margin decreased from 16.6% in fiscal 2000 to 12.5% in fiscal 2001.

     Other income declined from $4.1 million in fiscal 2000 to $0.4 million in the first nine months of fiscal 2001. Fiscal 2000 other income included non-recurring gains of $1.2 million from the sale of one of the Company's former manufacturing plants and $1.8 million from the sale of Midas' Australian operations.

     The tax provision for the nine months ended September 30, 2000 included a favorable tax benefit of $5.5 million on the sale of Midas' Australian operations. There was no comparable activity in fiscal 2001.

     As a result of the above items, net income decreased $16.6 million from $31.9 million in the first nine months of fiscal 2000 to $15.3 million in the first nine months of fiscal 2001.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position.

     SFAS No. 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted the provisions of SFAS No. 142 in the third quarter of fiscal 2001 for new acquisitions, and is required to comply with SFAS No. 142 in the first quarter of fiscal 2002 for previously acquired intangibles. The Company anticipates completing its initial assessment of impairment by fiscal year end and does not believe that there is an indication that an impairment will result.

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

Date:  November 13, 2001:                       /s/William M. Guzik
                                                ------------------------------
                                                William M. Guzik
                                                Senior Vice President and
                                                Chief Financial Officer