Form 10-K405
period 2001-12-29
MIDAS INC
filed 2002-03-26
CIK 1046131

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

   [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 29, 2001

                                      OR

   [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ________________

                       Commission File Number: 01-13409

                                  Midas, Inc.
            (Exact Name of Registrant as Specified in its Charter)

                      Delaware
                   (State or Other
                     Jurisdiction              36-4180556
                 of Incorporation or    (Employer Identification
                     Organization)                 No.)

               1300 Arlington Heights
                         Road,
                  Itasca, Illinois
                (Address of Principal             60143
                  Executive Offices)           (Zip Code)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 15, 2002, the aggregate market value of the Registrant's voting common equity held by non-affiliates was $193,580,170 (based on closing sale price of $13.30 on March 15, 2002, as reported for the New York Stock Exchange-Composite Transactions).

   The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of March 15, 2002 was 14,964,050.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                   Page
PART I                                                                                             ----


 1.      Business.................................................................................  1
 2.      Properties...............................................................................  7
 3.      Legal Proceedings........................................................................  7
 4.      Submission of Matters to a Vote of Security Holders......................................  7

PART II

 5.      Market for Registrant's Common Equity and Related Stockholder Matters....................  8
 6.      Selected Financial Data..................................................................  8
 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations....  9
 7A.     Quantitative and Qualitative Disclosures About Market Risk...............................  15
 8.      Financial Statements and Supplementary Data..............................................  15
 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....  15

PART III

  10.    Directors and Executive Officers of the Registrant.......................................  16
  11.    Executive Compensation...................................................................  17
  12.    Security Ownership of Certain Beneficial Owners and Management...........................  17
  13.    Certain Relationships and Related Transactions...........................................  17

PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................  18
 Exhibit Index...................................................................................   18
 Signatures......................................................................................   20

                                    PART I

Item 1. Business

Background

   Midas has been engaged in the retail automotive repair business since 1954, and has granted franchises for and operated Midas shops since 1956. From 1972 to 1998, the Midas business was operated through a series of companies that were controlled by Whitman Corporation ("Whitman"). Midas, Inc. ("Midas" or the "Company") was incorporated under the laws of the State of Delaware on August 29, 1997 as a wholly-owned subsidiary of Whitman, and the assets of the Midas business were transferred to Midas, Inc. On January 30, 1998, Whitman distributed all issued and outstanding shares of Midas to shareholders of record of Whitman stock (the "Spin-Off"), and Midas became an independent public company.

   Midas' principal executive offices are located at 1300 Arlington Heights Road, Itasca, Illinois 60143 and its telephone number is (630) 438-3000.

Overview

   Midas operates in a single business segment with retail, wholesale and real estate operations in support of automotive repair shops.

   Retail Auto Service Shops: The Midas system consists of shops operating under the Midas brand providing auto repair and maintenance services in the U.S., Canada, Europe, Australia, the Middle East, Latin America and the Caribbean. These shops are operated by the Company, its franchisees and licensees and offer exhaust, brake, suspension, air conditioning and maintenance services. As of December 29, 2001, there were 2,735 Midas shops worldwide, of which 2,004 were located in the U.S. and Canada (hereinafter referred to as "North America"). The Company owned and operated 108 shops, all located in the U.S., with all other Midas shops operating as franchisees or licensees. As used herein, the term "company-operated shop" means a shop operated by Midas and excludes shops operated by franchisees or licensees.

   The following summarizes the worldwide Midas system by method of operation as of the end of each of the last four fiscal years.

                Fiscal Year End         2001  2000  1999  1998
                ---------------         ----- ----- ----- -----
                Franchised and licensed 2,627 2,725 2,689 2,674
                Company-operated.......   108    10    22    58
                                        ----- ----- ----- -----
                   Total............... 2,735 2,735 2,711 2,732
                                        ===== ===== ===== =====

   Wholesale Auto Parts Distribution: The Company manufactures and distributes Midas brand products for resale at Midas shops and manufactures exhaust products under the IPC brand name for sale to distributors. The Company's domestic manufacturing plant produces over 1,800 different types of mufflers, and approximately 275 specialty exhaust pipes to service over 1,000 makes and models of automobiles. The Company also manufactures and sells shop equipment under the Huth trademark. Additional automotive aftermarket parts such as shock absorbers, brakes, suspension, steering and front-end parts are purchased from manufacturers and resold at wholesale to franchised Midas shops. Most products sold to Midas franchisees are distributed through the Company's network of 13 distribution centers throughout North America. During fiscal 2000, Midas established Parts Warehouse, Inc. ("PWI"), a network of small, quick delivery sites that distribute auto parts on a just-in-time basis to Midas dealers and to customers outside the Midas system. As of December 29, 2001, the Company operated 74 PWI locations in North America.

   Real Estate: Midas Realty Corporation, a Midas subsidiary ("Midas Realty"), selects, leases and acquires sites, and constructs sites for Midas shops throughout North America. Midas Realty leases real estate that is subleased to franchisees and owns real estate in the U.S. that is leased to franchisees. Midas Realty also enters into contingent operating lease agreements in order to ensure control of the real estate used by Midas shops. As of December 29, 2001, the Company owned, leased or held contingent operating lease agreements over 1,651 of the 2,004 Midas shops operating in North America.

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

   The Company's traditional business model was too narrowly focused to take advantage of the growth opportunities resulting from these changes in the automotive aftermarket industry. From its inception and through the mid 1990's, the traditional Midas business model had primarily focused on the sale of exhaust and brake products at the wholesale level and performance of exhaust and brake repair services at shops within the Midas system. As recently as 1997, in the U.S. market, exhaust and brake repair services constituted 82% of Midas shop revenues. As automobile manufacturers began to employ non-corrosive stainless steel exhaust systems in the mid 1990's, the Company's core exhaust replacement business began to experience sustained revenue declines in both the wholesale parts distribution and retail Midas shop businesses. In response to these trends, the Company developed a plan to transform its existing business model and improve revenues and profitability. The plan is centered on two major intiatives:

   Focus on the North American Midas System:

   The Company determined that it should divest its international operations and focus its management and financial resources on the development of the Midas system in North America. In October 1998, Midas sold its franchising and company-operated shop businesses in Europe and South America to Magneti Marelli, S.p.A., a member of the Fiat Group, for $100 million, and entered into a licensing agreement for the Midas trademarks and know-how as a part of the transaction. In fiscal 2000, the Company completed the sale of its Australian operations, which consisted of a network of 91 franchised and 12 company-operated shops.

   With a renewed focus on North America, the Company began its transformation of the Midas system's business model. In May 2000, the Company began an aggressive marketing effort to launch the New Midas and to change consumer perception that Midas was a muffler and brake specialist only. The New Midas program incorporated an updated shop appearance, expansion of services to include climate control and general maintenance, and new operational standards for building long-term relationships with customers. Today, most Midas shops offer exhaust, brake, suspension, air conditioning, batteries and a number of other routine maintenance services. The Company's business strategy is to continue to expand these service offerings in the future and to reposition the Midas brand as a source for total car care.

   Over the past two years, the Company has selectively acquired franchised locations and grown its company-operated shop business. Upon acquisition, the Company typically upgrades shop equipment, further expands services offered, installs new point-of-sale software, expands hours of operation, upgrades the quality of technicians, and enhances local marketing efforts. The Company believes that such acquisitions provide an attractive return on investment opportunity and enable it to accelerate the successful transition of the Midas system to the New Midas operating program. Additionally, company-operated shops provide a valuable test-marketing platform for the roll-out of new products and services. In 1999, the Company acquired nine shops and during fiscal 2001, the Company acquired 98 additional shops from various franchisees. As of fiscal year-end, the total number of company-operated shops was 108. The Company may from time to time acquire additional North American shops from franchisees as they become available on an opportunistic basis.

   In January 2001, the Company acquired the assets of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry point-of-sale software sold under the name R.O. Writer. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the system. The Company believes this software will help to promote operational consistency and excellence throughout the Midas system. As of December 29, 2001, the R.O. Writer system was operating in over 300 Midas shops and the Company currently has orders for over 200 additional installations. Additionally, the system is in use in approximately 2,000 non-Midas auto repair shops in the United States.

   Redesign of the Wholesale Distribution Channel

   In reponse to the declining sales of traditional Midas wholesale products, and consistent with the New Midas program rollout to the franchise system, the Company has substantially expanded its wholesale product offerings. New products include batteries, climate control products, performance exhaust, starters and alternators and maintenance items. Additionally, the Company has moved aggressively to reduce costs and improve operating efficiency throughout its wholesale distribution network. Since 1999, the Company has reduced its network of North American distribution centers from 18 to 12 and opened one new centralized distribution facility for exhaust products. The Company has also invested heavily in technology to support the reconfigured distribution network.

   Despite these improvements to the traditional Midas wholesale distribution network, wholesale parts sales continued to decline. As Midas shops have expanded their mix of service offerings at retail, these shops have entered new categories that require a different type of part sourcing. While the core categories of exhaust, brakes, shocks and struts, steering and suspension can effectively be sourced from Midas' traditional distribution centers, the new categories of climate control, electrical, and some maintenance services require parts that are too costly for a Midas shop to carry in inventory or are used too infrequently to replenish from a Midas distribution center. Therefore, Midas shops purchase many of these parts locally on a just-in-time basis.

   During 2000, in direct reponse to the changing needs of the aftermarket auto repair industry, Midas established Parts Warehouse, Inc. ("PWI"), a network of small, quick delivery sites that distribute parts on a just-in-time basis to Midas dealers and to customers outside the Midas system. As part of this strategy, the Company acquired 27 climate control distribution centers in two separate acquisitions during 2000, and reconfigured many of these sites to add a broader assortment of products. Additional PWI sites were opened in fiscal 2001 based on the new format. As of fiscal year-end a total of 74 of these sites were in operation.

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

   Franchisees pay Midas monthly royalties based on a percentage of sales. As described more fully below, in most countries in which Midas does business, it is obligated to spend an amount equal to one-half of the royalty payments it receives for advertising.

   Realty Agreements. Since the mid-1970s, Midas has required each U.S. franchisee to enter into an agreement with Midas Realty giving Midas Realty the ability to occupy a site in the event of a termination of the related franchise and trademark agreement in order to ensure that the site may continue to be operated as a Midas shop if Midas chooses. The agreement with Midas Realty remains in effect throughout the term of the related franchise and trademark agreement. When Midas Realty owns the real estate or has the primary lease on a Midas shop, the franchisee is required to lease or sublease the Midas shop from Midas Realty. If the franchisee owns the real estate, the franchisee is required to provide Midas with real estate control through one of two alternative means. The first alternative provides for the lease by the franchisee to Midas Realty of the premises, and Midas Realty in turn leases the premises back to the franchisee. So long as the franchisee continues to be both the landowner and the franchisee of that shop, no rent is exchanged between the franchisee and Midas Realty. If the real estate is sold to a third party or if the franchised Midas shop is sold to a new franchisee to whom the sublease is assigned, Midas Realty will then collect rent from the franchisee and pay rent to the landowner. Under the second alternative the franchisee enters into a conditional option to lease with Midas Realty which grants Midas Realty the option to lease the premises in the event that the related franchise agreement is terminated. If the franchisee leases real estate from a third-party upon which the Midas shop is located, Midas requires that the franchisee grant to Midas Realty a conditional assignment of the lease to take effect upon the termination of the related franchise and trademark agreement. Approximately 82% of existing North American franchised Midas shops are subject to various forms of real estate agreements with Midas. See Note 7 to the Financial Statements of Midas included in this annual report.

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

   Machinery, Fixtures, Inventory and Other Goods. Midas recommends shop equipment such as lifts, tire and alignment equipment, lathes, racking and tools necessary to outfit a Midas shop for operation, which can be purchased from Midas or from other sources. In North America, franchisees are required to purchase from Midas a sufficient quantity of Midas brand and Midas warranted products, principally mufflers, shock absorbers, struts and brake pads and shoes, adequate to meet the public demand for genuine Midas products and to promptly fill customers' requests for replacement under the terms of various Midas warranties. Midas is the sole supplier of these warranted parts. Other products, which are not warranted, are also sold by Midas.

   Warranty Program. An important feature of the Midas system is the requirement that the retail customer be provided a written warranty from Midas on certain Midas products that will be honored at all Midas shops. Each Midas shop is required to honor such warranties in accordance with their terms and with policies as issued from time to time by Midas.

   Advertising. Midas is obligated to spend an amount equal to one-half of the royalty payments it receives from franchisees for advertising placed during the calendar year the royalties are received or during the following calendar year. Midas directs all use of advertising funds, and all decisions regarding the creative concepts and materials used, whether national, regional or local advertising will be used, the particular media and advertising content, and the advertising agencies to be used are controlled by Midas. Midas administers cooperative advertising programs for its franchisees. In addition, Midas incurs advertising costs that are included in its selling, general and distribution expenses.

   Shop Management Software. With its January 2001 acquisition of R.O. Writer, the Company began to offer point-of-sale software to its dealers. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the software. Midas offers the software and associated ongoing support to its dealers in exchange for a monthly fee. As of December 29, 2001, the software was operating in over 300 Midas shops.

   International Midas Dealers Association. The International Midas Dealers Association (the "IMDA") is an independent association of Midas franchisees. Approximately 65% of the Midas franchisee locations in North America belong to the IMDA. Midas' management communicates on a regular basis with IMDA representatives and various IMDA committees to solicit franchisee input.

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

   The automotive aftermarket parts are sold at wholesale to Midas franchised shops and to automotive repair facilities outside the Midas system. Many of these parts are required to be stocked by Midas franchisees in order to serve the public demand for genuine Midas parts. Midas' IPC and Huth brand products are also manufactured at its Hartford facilities. Midas manufacturing facilities have limited backlogs of unprocessed orders.

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

Competition

   The automotive repair industry is highly competitive and fragmented, and the number, size and strength of competitors vary from region to region. Midas' primary competitors include national, regional and local specialty chains, both franchised and company-operated, car dealerships, independent repair shops and service bays operated by mass merchandisers. Certain of these competitors are well-capitalized, and a number of them have instituted expansion plans. Midas believes that competition in the industry is primarily based on customer service and reputation, shop location, name awareness and price. Midas believes that it generally has a favorable competitive position with respect to each of these variables.

Customers

   The Midas business is not dependent upon a single customer or small group of customers.

Seasonality

   Midas experiences the greatest demand for its services in the second and third quarters of the year, with approximately 53% of annual sales and revenues occurring during that period in fiscal 2001, compared to 56% in fiscal 2000 and 54% in fiscal 1999. Excluding the effects of unusual items such as gains on asset sales and special charges, second and third quarter net income represented 78% of the annual net income in fiscal 2001, compared to 72% in fiscal 2000 and 64% in fiscal 1999. The Company expects the seasonality of its quarterly earnings will continue.

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

Employees

   As of December 29, 2001 Midas had approximately 2,250 employees, including approximately 360 who were covered by collective bargaining agreements. Labor contracts with respect to groups of approximately 231 and 129 employees expire in 2002 and 2003, respectively. Midas considers its relationships with employees to be generally satisfactory. Midas franchisees hire and are responsible for their own employees.

Item 2. Properties

   Midas owns one manufacturing facility (200,000 square feet) and leases an additional 20,000 square feet of space in Hartford, Wisconsin. The Company closed its manufacturing facility in Bedford Park, Illinois (180,000 square feet) in October, 1999 and finalized the sale of that facility during the first quarter of fiscal 2000.

   The Company owns two and leases eight distribution centers in North America. The Company also maintains three fee warehouse arrangements. As part of the ongoing reconfiguration of its North American distribution network, the Company closed one distribution center in 2001, two distribution centers during fiscal 2000 and three distribution centers during fiscal 1999. Additionally, the Company opened a new centralized distribution facility for exhaust products in 2001.

   As part of its PWI distribution strategy, the Company leases 67 sites, with an additional seven PWI locations utilizing space within existing Midas distribution centers. PWI facilities average 5,000 square feet and have lease terms ranging from one to five years plus option periods.

   Midas leases office space in Itasca, Illinois, where its corporate headquarters are located. Midas relocated its corporate headquarters in fiscal 1999 and subleased its former headquarters in Chicago, Illinois.

   Midas owns and leases real estate in various communities throughout North America that it uses for company-operated shops or leases and sub-leases to franchisees. As of December 29, 2001, the Company owned or leased a total of 742 sites in the United States and 96 in Canada.

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

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Midas Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "MDS". As of February 28, 2002, there were 6,975 holders of record of the Common Stock.

                                                  Dividends
                                     High   Low   Declared
                                    ------ ------ ---------
                    Fiscal 2001
                       1st Quarter. $15.60 $11.50   $.08
                       2nd Quarter.  17.00  12.15    .00
                       3rd Quarter.  14.80   9.75    .00
                       4th Quarter.  12.93   9.50    .00
                    Fiscal 2000
                       1st Quarter. $25.58 $19.98   $.02
                       2nd Quarter.  26.16  19.76    .02
                       3rd Quarter.  21.44  13.98    .02
                       4th Quarter.  15.10  11.50    .02

   Effective January 1, 2001, the Company changed from making quarterly dividend payments to making a single annual dividend payment. Because of its increasing capital requirements, the Company eliminated payment of a dividend to holders of Midas common shares beginning in 2002, conserving approximately $1.2 million in cash. The Company last declared an annual dividend of $.08 per common share which was paid on April 1, 2001.

Item 6. Selected Financial Data

                             SUMMARY OF OPERATIONS

   The following table presents selected historical financial information of Midas. The information set forth below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of Midas and the notes thereto. The operating results data set forth below for fiscal years 2001, 2000 and 1999 and the balance sheet data as of the end of fiscal 2001 and 2000 are derived from, and are qualified by reference to, the audited financial statements of Midas included herein, and should be read in conjunction with those financial statements and the notes thereto. The operating results data for fiscal years 1998 and 1997 and the balance sheet data as of the end of fiscal 1999, 1998 and 1997 are derived from audited financial statements of Midas not included herein.

                                                           2001    2000    1999    1998    1997
Fiscal Year                                               ------  ------  ------  ------  ------
                                                              (In millions, except share data)
Operating results data:
Sales and revenues....................................... $328.0  $346.2  $355.5  $513.8  $591.0
Operating income before business transformation costs(a).   29.1    45.1    68.2    69.6    66.8
Operating margin before business transformation costs(a).    8.9%   13.0%   19.2%   13.5%   11.3%
Operating income (loss).................................. $ 29.1  $ 45.1  $ 68.4  $ 13.9  $ (0.8)
Income (loss) before income taxes (b)....................   20.6    41.1    62.9    40.0   (27.1)
Net income (loss)........................................   12.6    30.5    38.4    28.2   (23.5)
Earnings (loss) per share--diluted (pro forma in 1997)(c) $ 0.85  $ 1.96  $ 2.28  $ 1.63  $(1.21)
Balance sheet data:
Total assets............................................. $403.1  $321.7  $305.9  $325.3  $443.1
Obligations under capital leases and long-term debt......  142.3   113.0   112.1   114.6    19.9
Loans and advances from Whitman..........................     --      --      --      --    55.5
Total shareholders' equity...............................  140.1   128.4   114.6   123.4   234.1
Return on average shareholders' equity...................    9.3%   24.3%   32.1%   23.0%   (8.8)%

--------
(a) In fiscal 1997, the Company began a process to transform itself from a worldwide operator of both franchised and company-operated shops into a focused operator of the North American franchise system and wholesale parts distribution network. This transformation included the sale of Midas' franchise and company-operated shop businesses in Europe and Australia, and a shift in focus to the licensing of Midas trademarks and know-how outside of North America. Within North America, the transformation included changing consumer perceptions about Midas and the products and services offered, improving relationships with franchisees and redeploying assets to improve returns. During fiscal 1997 and 1998, the Company recognized costs associated with this process resulting in pre-tax charges of $67.6 million and $55.7 million, respectively. During fiscal 1999, the Company recognized a pre-tax benefit of $0.2 million to reflect the final accounting for the costs of this program. No business transformation costs were recorded in fiscal 2000 or 2001.
(b) Includes a pre-tax gain of $38.0 million in fiscal 1998 related to the sale of the Company's European operations.
(c) The Company was spun-off from Whitman in January 1998. In accordance with Securities and Exchange Commission regulations, pro forma earnings per share information is presented for 1997, the year preceding the Spin-off. Such information is based on the assumption that the 17.0 million shares distributed in the Spin-off had been outstanding throughout 1997, and gives effect to changes in capital and other costs that would have been incurred by Midas as an independent publicly held company, rather than as a subsidiary of Whitman.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following table presents, for the fiscal periods indicated, selected financial information as a percentage of total sales and revenues.

                                                    Percentage of Sales and
                                                           Revenues
                                                    -----------------------
        Fiscal Year                                  2001     2000     1999
                                                    -----    -----    -----
        Replacement parts sales...................   61.9%    67.7%    65.9%
        Company-operated shop retail sales........    6.1      1.7      3.0
        Royalties and license fees................   19.9     18.9     19.2
        Real estate rental revenues...............   11.6     11.3     11.3
        Other.....................................    0.5      0.4      0.6
                                                    -----    -----    -----
           Sales and revenues.....................  100.0    100.0    100.0
        Cost of sales and revenues................   53.0     54.9     53.8
        Selling, general and distribution expenses   38.1     32.1     27.0
                                                    -----    -----    -----
        Operating income..........................    8.9     13.0     19.2
        Other income, net.........................    0.1      1.2      0.9
        Interest expense..........................   (2.7)    (2.3)    (2.4)
                                                    -----    -----    -----
        Income before income taxes................    6.3     11.9     17.7
        Income taxes..............................   (2.4)    (3.1)    (6.9)
                                                    -----    -----    -----
           Net income.............................    3.9%     8.8%    10.8%
                                                    =====    =====    =====

   From its inception and through the mid 1990's, the traditional Midas business model had primarily focused on the sale of exhaust and brake products at the wholesale level and performance of exhaust and brake repair services at shops within the Midas system. As recently as 1997, in the U.S. market, exhaust and brake repair services constituted 82% of Midas shop revenues. As automobile manufacturers began to employ non-corrosive stainless steel exhaust systems in the mid 1990's, the Company's core exhaust replacement business began to experience sustained revenue declines in both the wholesale parts distribution and retail Midas shop businesses. In response to these trends, the Company developed a plan to transform its existing business model and improve revenues and profitability. The plan is centered on two major intiatives:

   Focus on the North American Midas System:

   The Company determined that it should divest its international operations and focus its management and financial resources on the development of the Midas system in North America. In October 1998, Midas sold its franchising and company-operated shop businesses in Europe and South America to Magneti Marelli, S.p.A., a member of the Fiat Group, for $100 million, and entered into a licensing agreement for the Midas trademarks and know-how as a part of the transaction. In fiscal 2000, the Company completed the sale of its Australian operations, which consisted of a network of 91 franchised and 12 company-operated shops.

   With a renewed focus on North America, the Company began its transformation of the Midas system's business model. In May 2000, the Company began an aggressive marketing effort to launch the New Midas and to change consumer perception that Midas was a muffler and brake specialist only. The New Midas program incorporated an updated shop appearance, expansion of services to include climate control and general maintenance, and new operational standards for building long-term relationships with customers. Today, most Midas shops offer exhaust, brake, suspension, air conditioning, batteries and a number of other routine maintenance services. The Company's business strategy is to continue to expand these service offerings in the future and to reposition the Midas brand as a source for total car care.

   Over the past two years, the Company has selectively acquired franchised locations and grown its company-operated shop business. Upon acquisition, the Company typically upgrades shop equipment, further expands services offered, installs new point-of-sale software, expands hours of operation, upgrades the quality of technicians, and enhances local marketing efforts. The Company believes that such acquisitions provide an attractive return on investment opportunity and enable it to accelerate the successful transition of the Midas system to the New Midas operating program. Additionally, company-operated shops provide a valuable test-marketing platform for the roll-out of new products and services. In 1999, the Company acquired nine shops and during fiscal 2001, the Company acquired 98 additional shops from various franchisees. As of fiscal year-end, the total number of company-operated shops was 108. The Company may from time to time acquire additional North American shops from franchisees as they become available on an opportunistic basis.

   In January 2001, the Company acquired the assets of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry point-of-sale software sold under the name R.O. Writer. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the system. The Company believes this software will help to promote operational consistency and excellence throughout the Midas system. As of December 29, 2001, the R.O. Writer system was operating in over 300 Midas shops and the Company currently has orders for over 200 additional installations. Additionally, the system is in use in approximately 2,000 non-Midas auto repair shops in the United States.

   Redesign of the Wholesale Distribution Channel

   In reponse to the declining sales of traditional Midas wholesale products, and consistent with the New Midas program rollout to the franchise system, the Company has substantially expanded its wholesale product offerings. New products include batteries, climate control products, performance exhaust, starters and alternators and maintenance items. Additionally, the Company has moved aggressively to reduce costs and improve operating efficiency throughout its wholesale distribution network. Since 1999, the Company has reduced its network of North American distribution centers from 18 to 12 and opened one new centralized distribution facility for exhaust products. The Company has also invested heavily in technology to support the reconfigured distribution network.

   Despite these improvements to the traditional Midas wholesale distribution network, wholesale parts sales continued to decline. As Midas shops have expanded their mix of service offerings at retail, these shops have entered new categories that require a different type of part sourcing. While the core categories of exhaust, brakes, shocks and struts, steering and suspension can effectively be sourced from Midas' traditional distribution centers, the new categories of climate control, electrical, and some maintenance services require parts that are too costly for a Midas shop to carry in inventory or are used too infrequently to replenish from a Midas distribution center. Therefore, Midas shops purchase many of these parts locally on a just-in-time basis.

   During 2000, in direct reponse to the changing needs of the aftermarket auto repair industry, Midas established Parts Warehouse, Inc. ("PWI"), a network of small, quick delivery sites that distribute parts on a just-in-time basis to Midas dealers and to customers outside the Midas system. As part of this strategy, the Company acquired 27 climate control distribution centers in two separate acquisitions during 2000, and reconfigured many of these sites to add a broader assortment of products. Additional PWI sites were opened in fiscal 2001 based on the new format. As of fiscal year-end a total of 74 of these sites were in operation.

Fiscal Reporting Periods

   Fiscal years 2001 and 2000 were comprised of 52 weeks, while fiscal 1999 was comprised of 53 weeks.

Results of Operations--Fiscal 2001 Compared to Fiscal 2000

   Sales and revenues for fiscal 2001 declined $18.2 million or 5.3% from fiscal 2000 to $328 million, as declines in replacement part sales were only partially offset by increased sales from company-operated shops.

   Wholesale parts sales decreased $31.3 million to $203.1 million from $234.4 million in 2000. Erosion in shipments of traditional wholesale categories, including exhaust systems and brake products, continued, while sales for the PWI wholesale distribution channel increased 44%. Within the retail auto service business, revenues from company-operated shops rose $14.1 million as the company added 98 shops during the year, including 72 shops in the fourth quarter. Royalty revenues and license fees were virtually unchanged from the prior year, as Midas achieved its first system-wide comparable store sales increase since 1996. Revenues from real estate rentals declined slightly.

   Cost of sales and revenues for fiscal 2001 declined at a higher rate than sales, decreasing $16.2 million or 8.5% versus fiscal 2000. Costs of sales and revenues as a percent of total sales and revenues decreased to 53.0% in fiscal 2001 from 54.9% in fiscal 2000. This improvement was due to the increase in higher-margin retail sales from company-operated shops, as well as improvement in PWI wholesale margins resulting from a more favorable product mix.

   Selling, general and distribution expenses for fiscal 2001 increased $14.0 million or 12.6% from fiscal 2000 to $125.1 million. The fiscal 2001 costs include a pre-tax $4.8 million fourth quarter charge for a reduction in force and the write-off of impaired assets. The fiscal 2000 costs include a pre-tax $7.8 million fourth quarter charge to increase the allowance for bad debts and to implement an early retirement program. Excluding these fourth quarter charges from both years, selling, general and distribution expenses increased $17.0 million or 16.5% from fiscal 2000. This increase consists of $22.0 million in incremental operating expenses associated with 98 additional company-operated shops and 45 additional PWI sites, partially offset by lower operating expenses associated with sales declines in the traditional wholesale parts distribution business. As a result of these factors, selling, general and distribution expenses as a percentage of total sales and revenues increased from 32.1% in fiscal 2000 to 38.1% in fiscal 2001.

   As a result of the above changes, operating income declined $16.0 million from $45.1 million in fiscal 2000 to $29.1 million in fiscal 2001. These changes caused a decrease in operating income margin from 13.0% in fiscal 2000 to 8.9% in fiscal 2001.

   Interest expense increased from $8.1 million in fiscal 2000 to $9.0 million in fiscal 2001 as result of higher debt levels.

   The Company's effective tax rate increased from 25.8% in fiscal 2000 to 38.8% in fiscal 2001, as the fiscal 2000 tax expense included a non-recurring benefit of $5.5 million related to the disposition of the Company's Australian operations.

   As a result of the above items, net income decreased $17.9 million from $30.5 million in fiscal 2000 to $12.6 million in fiscal 2001.

Results of Operations--Fiscal 2000 Compared to Fiscal 1999

   Sales and revenues for fiscal 2000 declined $9.3 million or 2.6% from fiscal 1999 to $346.2 million. Half of this decrease was due to a decrease in the average number of shops operated by the Company from 1999 to 2000, while the balance of the decrease was the result of slight declines in royalties and license fees, real estate rental revenues and other revenues. Replacement part sales were $234.4 million in both 2000 and 1999. Lower shipments of exhaust and brake products in fiscal 2000 were offset by sales through the Company's new PWI distribution channel.

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

   Selling, general and distribution expenses for fiscal 2000 increased $15.2 million or 15.8% from fiscal 1999 to $111.1 million. The fiscal 2000 costs include a $4.8 million fourth quarter charge to increase the allowance for bad debts due to the Chapter 11 bankruptcy filing of two multi-shop franchisees. Fiscal 2000 also includes a $3.0 million fourth quarter charge to implement a program to reduce ongoing employee-related operating costs. The Company also incurred additional advertising costs of $6.2 million to help educate consumers about Midas' expanded service offerings as well as additional costs to operate the new PWI distribution locations. These increases in operating expenses were partially offset by a $6.2 million gain resulting from the termination of the Company-funded retiree medical plan, a reduction in the average number of company-operated shops, and the consolidation of the Canadian administration functions into the U.S. As a result of these factors, selling, general and distribution expenses as a percentage of total sales and revenues increased from 27.0% in fiscal 1999 to 32.1% in fiscal 2000.

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

Liquidity, Financial Condition and Capital Resources

   Following is a summary of the Company's cash flows from operating, investing and financing activities for fiscal 2001 and 2000, respectively (in millions):

      Fiscal Year                                          2001    2000
      -----------                                         ------  ------
      Net cash provided by operating activities.......... $ 25.9  $ 23.4
      Net cash used in investing activities..............  (52.8)  (17.1)
      Net cash provided by (used in) financing activities   26.6   (17.6)
                                                          ------  ------
      Net change in cash and cash equivalents............ $ (0.3) $(11.3)
                                                          ======  ======

   At fiscal year end 2001, the Company had cash and cash equivalents of $1.5 million and working capital of $86.4 million. At fiscal year end 2000, the Company had cash and cash equivalents of $1.8 million and working capital of $68.6 million. The $17.8 million increase in working capital is due to increased inventory levels resulting from the Company's acquisition of 98 company-operated shops and opening 45 new PWI wholesale distribution locations during fiscal 2001. Total debt (including obligations under capital leases) at fiscal year end 2001 was $142.3 million, including outstanding borrowings of $73 million under the Company's $135 million line of credit. Total debt at year end 2000 was $113 million. During fiscal 2001 the Company invested a total of $93.2 million, including inventory, to expand its company-operated shop and PWI businesses, continue its wholesale product expansion related to the New Midas program, and to upgrade its infrastructure including investments in systems and the acquisition of the R.O. Writer point-of-sale system. Approximately $29.3 million of this investment was financed with debt while the balance was funded through cash flow from operations.

   Despite the $17.9 million decline in net income, the Company achieved an increase of $2.5 million in cash flow from operations. In part, this was due to the fact that non-cash charges to income (depreciation, amortization and deferred income taxes, less gains on asset sales) increased by $9.8 million in 2001 as compared to 2000. It was also due to the fact that net changes in other assets and liabilities required $10.6 million less cash in 2001 than in 2000. During 2001 the Company increased its inventories by $40.4 million to support the expansion of the company-operated shops and PWI distribution network, offset by a $25.4 million increase in accounts payable.

   Investing activities used $52.8 million in cash during fiscal 2001 compared with $17.1 million during fiscal 2000. The $35.7 million increase in investment activity reflects the Company's commitment to its two major strategic initiatives: Focus on the North American Midas System and Redesign of the Wholesale Distribution Channel. During 2001, the Company paid a total of $22.6 million to acquire 98 Midas system shops from franchisees. The Company incurred an additional $14.0 million in capital expenditures to support the upgrade of existing and newly-acquired company-operated shops and to open 45 new PWI quick-delivery warehouse sites. Finally, the Company spent approximately $16.2 million on systems upgrades, including installation of a new state-of-the-art ERP software system and the acquisition of the assets of Progressive Automotive Systems, a provider of automotive industry point-of-sale software. The Company believes these investments will accelerate the Midas system's transition to the New Midas operating model and enhance the operating efficiency of the wholesale distribution business. The Company will continue to invest in company-operated shops and PWI sites and may acquire additional Midas shops from franchisees. However, the Company does not intend to add a significant number of company-operated shops or PWI sites in 2002. Fiscal 2000 investing activities of $17.1 million included $7.6 million paid to acquire 27 climate control distribution locations as part of the PWI strategy, and $19.9 million of capital investments primarily related to the Company's management information systems. These fiscal 2000 capital investments were partially offset by proceeds from the sale of assets totalling $10.4 million, which included $5.6 million from the sale of a former manufacturing facility and $1.8 million related to the sale of the Company's Australian operations.

   Net cash provided by financing activities was $26.6 million in fiscal 2001 compared with net cash used of $17.6 million in fiscal 2000. This change was the result of lower treasury stock purchases and higher borrowings in fiscal 2001 as compared to fiscal 2000. During fiscal 2001, the Company borrowed a net of $29.3 million to fund capital investments and business acquisitions, paid $1.5 million for treasury shares, and paid $1.5 million in dividends to shareholders. In fiscal 2000, the Company borrowed a net of $0.4 million, paid $18.7 million for treasury shares, and paid $1.3 million in dividends to shareholders. The Company suspended the payment of dividends to shareholders in 2002 and does not expect that it will resume dividend payments in the forseeable future.

   The Company's Board of Directors has authorized a share repurchase plan for up to 5.0 million of the Company's common shares. Since its inception in fiscal 1998, the Company has repurchased a total of 3.4 million shares at an aggregate price of approximately $86.4 million. Although it is not the Company's current intention to do so, purchases of additional shares may be made from time to time depending upon market conditions.

   The Company believes that cash flow generated from operations and availability under its existing line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support planned increases in sales as well as scheduled debt repayments during fiscal 2002. The Company's access to borrowings under its existing line of credit is dependent upon the Company's operating cash flow performance. A material decrease in operating cash flow from fiscal 2001 levels could result in increased borrowing costs, a decrease in the level of funds available under lines of credit, or an acceleration of debt repayment. Under the Company's current debt structure, access to borrowings is not dependent upon maintaining a certain stock price level or maintaining a certain external debt rating.

   The Company's existing line of credit expires in January 2003. The Company is currently reviewing its capital structure and financing alternatives in order to ensure that it has adequate funding available to continue its company-operated shop and PWI expansion strategy.

   The following table reflects the Company's contractual obligations under long-term debt and lease agreements as of December 29, 2001:

                                        Payments Due by Period (In millions)
                                      ---------------------------------------
                                             Less Than  1-3      4-5     After
                                      Total   1 Year   Years    Years   5 Years
                                      ------ --------- ------   -----   -------
    Short and long-term debt......... $133.1   $15.1    $103.0   $15.0   $  --
    Capital lease obligations........    9.0     0.8       1.9     2.1     4.2
    Operating leases.................  225.8    33.4      60.6    48.5    83.3
    Other long-term obligations......    0.2     0.2        --      --      --
                                      ------   -----    ------   -----   -----
       Total contractual obligations. $368.1   $49.5    $165.5   $65.6   $87.5
                                      ======   =====    ======   =====   =====

   In addition to the amounts shown above, the Company has $1.4 million outstanding on a standby letter of credit that expires in 2003. Additionally, the Company is contingently liable for a portion of loans made to certain franchisees by a third party lender. The maximum loss exposure was $4.7 million at fiscal year end 2001. Since the inception of this program in 1998, the Company has incurred losses totalling $0.1 million.

   Additionally, Midas is due rental income in the amounts shown below under sublease agreements on leased properties and rental agreements on owned properties:

                                        Rental Income Due to Midas by Period
                                                   (In millions)
                                      -----------------------------------------
                                             Less Than   1-3     4-5     After
                                      Total   1 Year    Years   Years   5 Years
                                      ------  ------    -----   -----   -------
Rental income commitments on leased
 properties.........................  $130.0   $21.3    $38.8   $30.3   $ 39.6
Rental income commitments on owned
 properties.........................   139.7    14.3     24.5    20.2     80.7
                                      ------   ------   -----   -----   ------
   Total rental income
    commitments.....................  $269.7   $35.6    $63.3   $50.5   $120.3
                                      ======   =====    =====   =====   ======

Impact of New Accounting Standards

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position.

   SFAS No. 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted the provisions of SFAS No. 142 in the third quarter of fiscal 2001 for new acquisitions. SFAS No. 142 will be applied to previously acquired intangibles in the first quarter of fiscal 2002. The adoption of SFAS No. 142 did not have a material effect on the Company's results of operations or financial position.

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

   The Company's results of operations and the forward-looking statements could be affected by, among others things: general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management's internal operating plans; the timing and magnitude of capital expenditures; the Company's ability to access debt and equity markets; economic and market conditions in the U.S. and worldwide; currency exchange rates; changes in consumer spending levels and demand for new products and services; cost and availability of raw materials; and overall competitive activities. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

   Interest rate risk is managed through a combination of fixed rate debt and variable rate borrowings with varying maturities. The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company believes its allowance for doubtful accounts is sufficient to cover customer credit risk.

Item 8. Financial Statements and Supplementary Data

   See Index to Financial Statements on page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   Information required by this item is set forth under the headings "Proposal 1: Election Of Directors" and "Beneficial Ownership of Common Stock--Section 16
(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement (the "2002 Proxy Statement") for the Annual Meeting of Shareholders to be held on May 9, 2002, and is incorporated herein by reference.

   Information with respect to those individuals who serve as executive officers of the Company is set forth below.

Name, Age and Position                                           Background and Experience
----------------------                 -----------------------------------------------------------------------------
Wendel H. Province (54)............... Mr. Province has served as Chairman and Chief Executive Officer of
  Chairman and                         Midas since January 1998. He joined The Pep Boys--Manny, Moe &
  Chief Executive Officer              Jack in 1989 as Senior Vice President of Merchandising, eventually becoming Executive Vice President and Chief Operating Officer of
                                       Pep Boys. Mr. Province's entire career has been in the automotive service industry, having previously served as Senior Vice President of
                                       Whitlock Corporation and Vice President of AutoZone, Inc.

Ronald J. McEvoy (54)................. Mr. McEvoy has served in his current position since he joined Midas
  Executive Vice President and         in September 1998. His career in the retail industry spans more than 25
  Chief Information Officer            years. He has held a variety of management and information technology positions at May Department Stores, Carter Hawley Hale,
                                       British American Tobacco and Fred Meyer. He most recently served as
                                       Senior Vice President and Chief Information Officer at The Pep Boys.

Gary B. Vonk (48)..................... Mr. Vonk joined Midas in January 2001. He was most recently
  Executive Vice President and         President and Chief Executive Officer of PowerSports, Inc., a Florida-
  Chief Operating Officer              based network of recreational vehicle dealerships. Prior to that time,
                                       Mr. Vonk was President of Crescent Jewelers of Oakland, California,
                                       and President of Snappy Car Rental of Tulsa, Oklahoma. Previously,
                                       Mr. Vonk was Vice President of the southern division of The Pep Boys and he held executive management positions at Thrifty Drug Stores of
                                       Los Angeles and at TG&Y Stores of Oklahoma City.

Carl R. Daniels, Jr. (48)............. Mr. Daniels joined Midas in February 2000. He most recently was
  Senior Vice President-- Logistics    Senior Vice President of Logistics at Pamida, Inc., a subsidiary of
                                       ShopKo. He previously served in senior logistics management posts at other retail chains, including Boscov's, Associated Dry Goods and
                                       Joseph Magnin.

William M. Guzik (42)................. Mr. Guzik joined Midas in December 1999. From 1995 to 1999, Mr.
  Senior Vice President and            Guzik served as Chief Financial Officer of Delray Farms, LLC, a start-
  Chief Financial Officer              up grocery retailer located in Chicago, Illinois. From 1993 to 1995,
                                       Mr. Guzik served as Vice President and Chief Financial Officer of JG
                                       Industries, Inc., a publicly-traded, diversified retailer. Prior to that, Mr.
                                       Guzik spent 11 years with Coopers & Lybrand, LLP.

Steven D. Shaneyfelt (45)............. Mr. Shaneyfelt joined Midas in June 2000. From 1989 to 2000, Mr.
  Senior Vice President--              Shaneyfelt served in several management positions at The Pep Boys,
  Merchandising and President of PWI   most recently as Vice President of Sales. Prior to The Pep Boys, Mr.
                                       Shaneyfelt spent 15 years in various management positions in the automotive division of K-Mart Corporation.

Name, Age and Position                                      Background and Experience
----------------------                ----------------------------------------------------------------------

John A. Warzecha (53)................ Mr. Warzecha served as Vice President and General Manager of
  Senior Vice President--             Midas' company-operated shops from 1989 to 1993 and as Senior Vice
  Franchise Operations                President--U.S. Franchise Operations from 1993 to 1997. He joined
                                      Midas in 1973.

John D. Angster (50)................. Mr. Angster joined Midas in November 2001. From 1997 to 2001, Mr.
  Vice President-- Human Resources    Angster was Executive Director of Human Resources for Tenneco
                                      Automotive, a manufacturer of automotive emmissions and ride control products. From 1994 to 1997, Mr. Angster was Vice President of Human Resources with Raytheon Appliances. Prior to 1994, Mr.
                                      Angster held various human resource leadership positions with Allied
                                      Signal and General Signal.

James M. Haeger, Jr. (37)............ Mr. Haeger joined Midas in April 2001. He was named Vice
  Vice President-- Controller         President--Controller in February 2002. From 2000 to 2001, Mr.
                                      Haeger served in various financial positions for Valent Biosciences, a biotechnology subsidiary of Sumitomo Chemical. From 1991 to 2000,
                                      Mr. Haeger held various financial, operating and accounting positions with Abbott Laboratories. Prior to that, Mr. Haeger spent 5 years with
                                      KPMG LLP.

Richard S. Hammill (51).............. Mr. Hammill joined Midas in January 2001. He was named Vice
  Vice President-- Marketing          President--Marketing in March 2002. From 2000 to 2001, Mr.
                                      Hammill served as Executive Vice President and Chief Marketing
                                      Officer for PowerSports, Inc. From 1999 to 2000, he served as Senior
                                      Vice President of Marketing for Eye Care Centers of America. Prior to
                                      1999, he served in various marketing and advertising positions with
                                      Midas, The Pep Boys and Thrifty Drug Stores.

Alvin K. Marr (36)................... Mr. Marr has served as Vice President, General Counsel and Secretary
  Vice President, General Counsel &   of Midas since June 2001. Mr. Marr joined Midas in 1997 as Assistant
  Secretary                           General Counsel and Assistant Secretary. From 1990 to 1997, Mr.
                                      Marr practiced law with the firm of Holleb & Coff in Chicago, IL.

David W. Matre (36).................. Mr. Matre joined Midas in June 2001. From 1999 to 2001, Mr. Matre
  Vice President--Treasurer           was Vice President of Finance for Closerlook, a professional services firm. From 1997 to 1999, Mr. Matre was Treasury Director with
                                      Platinum Technology, a global enterprise software company. Prior to
                                      1997, Mr. Matre held various financial positions at CCC Information
                                      Services and Abbott Laboratories.

Item 11. Executive Compensation

   Information required by this item is set forth under the headings "Election of Directors--Compensation of Directors" and "Executive Compensation and Other Information" in the 2002 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information required by this item is set forth under the heading "Beneficial Ownership of Common Stock" in the 2002 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   Information required by this item is set forth under the headings "Certain Relationships and Related Party Transactions" and "Indebtedness of Management" in the 2002 Proxy Statement, and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) 1. Financial Statements

        See Index to Financial Statements on Page F-1.

       2. Financial Statement Schedules

        See Index to Financial Statements on Page F-1.

   (b) Reports on Form 8-K

        No Report on Form 8-K was filed by the Registrant during the quarter ended December 29, 2001.

   (c) Exhibits

Exhibit No.                                              Description
-----------                                              -----------

  3(i).1    Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to Midas, Inc. Registration
            Statement on Form 10/A No. 3 (Post-Effective Amendment No. 1) (Commission File No. 1-
            13409) (the "Form 10")).

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

  4.7       First Amendment to Rights Agreement, dated as of May 12, 1999, between Midas, Inc. and First
            Chicago Trust Company of New York (incorporated by reference to Exhibit to the Midas, Inc.
            Registration Statement on Form 10/A No. 4).

  4.8       Amendment No. 2, dated as of October 16, 1998, to $200,000,000 Credit Agreement dated as of
            January 22, 1998.

  4.9       Amendment No. 3, dated as of February 8, 1999, to $200,000,000 Credit Agreement dated as of
            January 22, 1998.

  4.10      Amendment No. 4, dated as of November 9, 2001, to $200,000,000 Credit Agreement dated as of
            January 22, 1998.

  10.1..... Distribution and Indemnity Agreement dated as of December 31, 1997 among Midas, Inc., Midas
            International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.1 to
            Midas, Inc. Current Report on Form 8-K dated January 30, 1998 (the "Form 8-K")).

Exhibit No.                                           Description
-----------                                           -----------
  10.2      Tax Sharing Agreement dated as of December 31, 1997 among Midas, Inc., Midas International
            Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.2 to the Form 8-K).

  10.3*     Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration
            Statement on Form S-8 relating to its Stock Incentive Plan (Registration No. 333-44797)).

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

  10.8*     Form of Restricted Stock Agreement and promissory note (incorporated by reference to Exhibit
            10.8 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 26, 1998).

  10.9*     Post-retirement Agreement with former Chief Financial Officer (incorporated by reference to
            Exhibit 10.9 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 30,
            2000).

  10.10*    Form of Option Grant Agreement for options issued outside of the Stock Incentive Plan
            (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8
            (Registration No. 333-74094)).

  10.11*    Form of Change in Control Agreement for executive officers participating in Midas, Inc Executive
            Stock Ownership Program (Messrs. Province, McEvoy and Warzecha).

  21        Subsidiaries of Midas, Inc.

  23        Consent of KPMG LLP.

--------
* Management Compensatory Plan or Contract

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March 2002.

                                   MIDAS, INC.


                                               By:     /S/  WILLIAM M. GUZIK
                                                   -----------------------------
                                                         William M. Guzik
                                                     Senior Vice President and
                                                      Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the Registrant, this 15th day of March 2002.

          Signature                       Title
          ---------                       -----
   /S/  WENDEL H. PROVINCE      Chairman and Chief
-----------------------------    Executive Officer and
     Wendel H. Province          Director

    /S/  WILLIAM M. GUZIK
-----------------------------   Senior Vice President and
      William M. Guzik           Chief Financial Officer

  /S/  JAMES M. HAEGER, JR.
-----------------------------   Vice President and
    James M. Haeger, Jr.         Controller

    /S/  HERBERT M. BAUM
-----------------------------
       Herbert M. Baum          Director

   /S/  THOMAS L. BINDLEY
-----------------------------
      Thomas L. Bindley         Director

    /S/  ARCHIE R. DYKES
-----------------------------
       Archie R. Dykes          Director

  /S/  JAROBIN GILBERT, JR.
-----------------------------
    Jarobin Gilbert, Jr.        Director

  /S/  ROBERT R. SCHOEBERL
-----------------------------
     Robert R. Schoeberl        Director

                                     MIDAS
                         INDEX TO FINANCIAL STATEMENTS

Report of Management.............................................................. F-2
Independent Auditors' Report...................................................... F-3
Statements of Operations for fiscal years 2001, 2000 and 1999..................... F-4
Balance Sheets as of fiscal year end 2001 and 2000................................ F-5
Statements of Cash Flows for fiscal years 2001, 2000 and 1999..................... F-6
Statements of Changes in Shareholders' Equity for fiscal years 2001, 2000 and 1999 F-7
Notes to the Financial Statements................................................. F-8

   Financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

                             REPORT OF MANAGEMENT

   Midas management has prepared the accompanying financial statements and related information included herein for fiscal years 2001, 2000, and 1999. The report of KPMG LLP, the Company's independent auditors, on those financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with accounting principles generally accepted in the United States of America as appropriate in the circumstances based on our best estimates and judgements.

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

   The Audit and Finance Committee of the Board of Directors is responsible for, among other things, recommending the appointment of the independent auditors for the Company, reviewing with the auditors the plan and scope of the audit and audit fees, monitoring the adequacy of reporting and internal controls and meeting periodically with internal and independent auditors. The membership of the Committee consists of independent directors. At periodic meetings, the Audit and Finance Committee discusses audit and financial reporting matters and the internal audit function with representatives of financial management and with representatives from KPMG LLP.

/s/ William Guzik
William M. Guzik
Senior Vice President & Chief Financial Officer
February 21, 2002

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders Midas, Inc.

   We have audited the accompanying balance sheets of Midas as of fiscal year end 2001 and 2000 and the related statements of operations, cash flows, and changes in shareholders' equity for each of the fiscal years 2001, 2000, and 1999. These financial statements are the responsibility of Midas' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midas as of fiscal year end 2001 and 2000, and the results of operations and cash flows for fiscal years 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP
                                          KPMG LLP

Chicago, Illinois
February 21, 2002

                                     MIDAS
                           STATEMENTS OF OPERATIONS
          (In millions, except for earnings and dividends per share)

   Fiscal Year                                         2001    2000    1999
   -----------                                        ------  ------  ------
   Sales and revenues................................ $328.0  $346.2  $355.5
   Cost of sales and revenues........................  173.8   190.0   191.2
   Selling, general, and distribution expenses.......  125.1   111.1    95.9
                                                      ------  ------  ------
      Operating income...............................   29.1    45.1    68.4
   Interest expense..................................   (9.0)   (8.1)   (8.6)
   Other income, net.................................    0.5     4.1     3.1
                                                      ------  ------  ------
      Income before income taxes.....................   20.6    41.1    62.9
   Income taxes......................................    8.0    10.6    24.5
                                                      ------  ------  ------
      Net income..................................... $ 12.6  $ 30.5  $ 38.4
                                                      ======  ======  ======
   Earnings per share:
      Basic.......................................... $ 0.85  $ 1.98  $ 2.33
                                                      ======  ======  ======
      Diluted........................................ $ 0.85  $ 1.96  $ 2.28
                                                      ======  ======  ======
   Dividends per common share........................ $  .08  $  .08  $  .08
                                                      ======  ======  ======
   Average number of shares
      Common shares outstanding......................   14.9    15.4    16.4
      Equivalent shares on outstanding stock options.     --     0.1     0.4
                                                      ------  ------  ------
      Shares applicable to diluted earnings..........   14.9    15.5    16.8
                                                      ======  ======  ======


                See accompanying notes to financial statements.

                                     MIDAS
                                BALANCE SHEETS
                                 (In millions)

Fiscal Year End                                                                        2001    2000
---------------                                                                       ------  ------
Assets:
Current assets:
   Cash and cash equivalents......................................................... $  1.5  $  1.8
   Receivables, net..................................................................   44.9    45.6
   Inventories.......................................................................  119.3    76.9
   Other current assets..............................................................   26.8    24.3
                                                                                      ------  ------
       Total current assets..........................................................  192.5   148.6
Property and equipment, net..........................................................  171.7   149.9
Intangible assets....................................................................   19.8     3.0
Other assets.........................................................................   19.1    20.2
                                                                                      ------  ------
       Total assets.................................................................. $403.1  $321.7
                                                                                      ======  ======
Liabilities and equity:
Current liabilities:
   Short-term debt................................................................... $  0.1  $  3.2
   Current portion of long-term obligations..........................................   16.0    16.6
   Accounts payable..................................................................   56.7    31.3
   Accrued expenses..................................................................   33.3    28.9
                                                                                      ------  ------
       Total current liabilities.....................................................  106.1    80.0
Long-term debt.......................................................................  118.0    84.1
Obligations under capital leases.....................................................    8.2     9.1
Deferred income taxes and other liabilities..........................................   30.7    20.1
                                                                                      ------  ------
       Total liabilities.............................................................  263.0   193.3
                                                                                      ------  ------
Shareholders' equity:
   Common stock ($.001 par value, 100 million shares authorized, 17.3 million shares
     issued) and paid-in capital.....................................................   22.3    24.6
   Treasury stock, at cost (2.3 million shares and 2.3 million shares)...............  (53.0)  (55.6)
   Notes receivable from common stock sold to officers...............................   (4.1)   (6.1)
   Unamortized restricted stock awards...............................................   (2.5)   (1.8)
   Retained income...................................................................  184.6   173.2
   Cumulative other comprehensive income (loss)......................................   (7.2)   (5.9)
                                                                                      ------  ------
       Total shareholders' equity....................................................  140.1   128.4
                                                                                      ------  ------
       Total liabilities and equity.................................................. $403.1  $321.7
                                                                                      ======  ======

                See accompanying notes to financial statements.

                                     MIDAS
                           STATEMENTS OF CASH FLOWS
                                 (In millions)

Fiscal Year                                                                       2001    2000    1999
-----------                                                                      ------  ------  ------
Cash flows from operating activities:
Net income...................................................................... $ 12.6  $ 30.5  $ 38.4
Adjustments reconciling net income to net cash provided by operating activities:
   Depreciation and amortization................................................   13.7    10.6    10.4
   Gain on sale of assets.......................................................     --    (4.2)   (1.0)
   Deferred income taxes........................................................    6.6     4.1     5.3
   Changes in assets and liabilities, exclusive of effects of acquisitions and dispositions:
       Receivables..............................................................    0.7    (1.3)   (4.1)
       Inventories..............................................................  (40.4)   (7.7)   (0.3)
       Accounts payable.........................................................   25.4     1.9     6.9
       Accrued expenses.........................................................    4.4     0.8   (17.7)
       Other....................................................................    2.9   (11.3)   (1.2)
                                                                                 ------  ------  ------
Net cash provided by operating activities.......................................   25.9    23.4    36.7
                                                                                 ------  ------  ------
Cash flows from investing activities:
Capital investments.............................................................  (25.2)  (19.9)  (19.2)
Cash paid for acquired businesses...............................................  (27.6)   (7.6)     --
Proceeds from sales of assets...................................................     --    10.4    10.8
                                                                                 ------  ------  ------
Net cash used in investing activities...........................................  (52.8)  (17.1)   (8.4)
                                                                                 ------  ------  ------
Cash flows from financing activities:
Net increase (decrease) in short-term debt......................................   (3.1)    3.2      --
Payment of obligations under capital leases.....................................   (0.8)   (0.7)   (0.6)
Net increase (decrease) in long-term debt.......................................   33.2    (2.1)   (0.9)
Cash received for common stock..................................................    0.3     2.0     7.2
Cash paid for treasury shares...................................................   (1.5)  (18.7)  (56.5)
Dividends paid to shareholders..................................................   (1.5)   (1.3)   (1.3)
                                                                                 ------  ------  ------
Net cash provided by (used in) financing activities.............................   26.6   (17.6)  (52.1)
                                                                                 ------  ------  ------
Net change in cash and cash equivalents.........................................   (0.3)  (11.3)  (23.8)
Cash and cash equivalents at beginning of period................................    1.8    13.1    36.9
                                                                                 ------  ------  ------
Cash and cash equivalents at end of period...................................... $  1.5  $  1.8  $ 13.1
                                                                                 ======  ======  ======


                See accompanying notes to financial statements.

                                     MIDAS
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In millions)

                                                                        Notes
                                        Common Stock                 Receivable
                                         And Paid-in                    From                            Comprehensive
                                           Capital    Treasury Stock   Common    Unamortized            Income (Loss)
                                        ------------  -------------  Stock Sold  Restricted  Retained -----------------
                                        Shares Amount Shares Amount  to Officers Stock Award Earnings Current Cumulative
                                        ------ ------ ------ ------  ----------- ----------- -------- ------- ----------
Fiscal year end 1998...................  17.0  $27.1   (0.2) $ (4.2)    $  --       $  --     $106.9            $(6.4)
Common shares issued under
  management stock incentive plan......   0.3    6.1     --      --      (6.1)         --         --   $  --       --
Purchase of treasury shares............    --     --   (1.9)  (56.5)       --          --         --      --       --
Stock option transactions..............    --   (6.4)   0.5    15.8        --          --         --      --       --
Net income.............................    --     --     --      --        --          --       38.4    38.4       --
Other comprehensive income
 --foreign currency translation
   adjustments.........................    --     --     --      --        --          --         --     1.2      1.2
                                                                                                       -----
Comprehensive income...................    --     --     --      --        --          --         --   $39.6       --
                                                                                                       =====
Dividends paid to shareholders.........    --     --     --      --        --          --       (1.3)              --
                                         ----  -----   ----  ------     -----       -----     ------            -----
Fiscal year end 1999...................  17.3   26.8   (1.6)  (44.9)     (6.1)         --      144.0             (5.2)
Restricted stock award.................    --   (1.2)   0.1     3.5        --        (2.3)        --   $  --       --
Purchase of treasury shares............    --     --   (0.9)  (18.7)       --          --         --      --       --
Stock option transactions..............    --   (1.0)   0.1     4.5        --          --         --      --       --
Amortization of restricted stock award.    --     --     --      --        --         0.5         --      --       --
Net income.............................    --     --     --      --        --          --       30.5    30.5       --
Other comprehensive income
 --foreign currency translation
   adjustments.........................    --     --     --      --        --          --         --    (0.7)    (0.7)
                                                                                                       -----
Comprehensive income...................    --     --     --      --        --          --         --   $29.8       --
                                                                                                       =====
Dividends paid to shareholders.........    --     --     --      --        --          --       (1.3)              --
                                         ----  -----   ----  ------     -----       -----     ------            -----
Fiscal year end 2000...................  17.3   24.6   (2.3)  (55.6)     (6.1)       (1.8)     173.2             (5.9)
Restricted stock awards................    --   (2.0)   0.1     3.4        --        (1.4)        --   $  --       --
Purchase of treasury shares............    --     --   (0.1)   (1.5)       --          --         --      --       --
Stock option transactions..............    --   (0.3)    --     0.7        --          --         --      --       --
Retirement of notes receivable from
  officers.............................    --     --     --      --       2.0          --         --      --       --
Amortization of restricted stock awards    --     --     --      --        --         0.7         --      --       --
Net income.............................    --     --     --      --        --          --       12.6    12.6       --
Other comprehensive income.............
 --foreign currency translation
   adjustments.........................    --     --     --      --        --          --         --    (1.3)    (1.3)
                                                                                                       -----
Comprehensive income...................    --     --     --      --        --          --         --   $11.3       --
                                                                                                       =====
Dividends paid to shareholders.........    --     --     --      --        --          --       (1.2)              --
                                         ----  -----   ----  ------     -----       -----     ------            -----
Fiscal year end 2001...................  17.3  $22.3   (2.3) $(53.0)    $(4.1)      $(2.5)    $184.6            $(7.2)
                                         ====  =====   ====  ======     =====       =====     ======            =====

                See accompanying notes to financial statements.

                                     MIDAS

                         NOTES TO FINANCIAL STATEMENTS



(1) Summary of Significant Accounting Policies

  Nature of Business and Basis of Presentation

   Midas, Inc. ("Midas" or the "Company") provides retail automotive services principally through franchised or licensed shops in the U.S., Canada, Europe and other countries. Midas also manufactures exhaust system components and purchases other automotive aftermarket replacement parts for distribution to North American franchisees and other automotive aftermarket customers. The consolidated financial statements presented herein include Midas, Inc. and all of its wholly-owned subsidiaries.

  Fiscal Periods

   Fiscal year 2001 ended on December 29, 2001 and consisted of 52 weeks. Fiscal year 2000 ended on December 30, 2000 and consisted of 52 weeks. Fiscal year 1999 ended on January 1, 2000 and consisted of 53 weeks.

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

  Fair Value of Financial Instruments

   Midas' financial instruments include cash and cash equivalents, receivables, short-term debt, accounts payable, and long-term debt. The fair value of long-term debt exceeded its carrying value by approximately $1.2 million as of fiscal year end 2001. The carrying value of long-term debt exceeded its fair value by approximately $2.0 million as of fiscal year end 2000. The carrying amounts of the other assets and liabilities approximate fair values because of the short maturities of those instruments.

  Inventories

   Inventories are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method, which approximates the first-in, first-out method.

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

   Buildings and improvements are depreciated over useful lives ranging from 10 to 40 years. Machinery and equipment is depreciated over useful lives ranging from 3 to 12 years, and computer hardware is depreciated over useful lives of 3 to 5 years. Major enterprise-level computer software is depreciated over 10 years while all other software is depreciated over 5 years.

                                     MIDAS

  Impact of New Accounting Standards

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's results of operations or financial position. SFAS No. 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted the provisions of SFAS No. 142 in the third quarter of fiscal 2001 for new acquisitions. SFAS No. 142 will be applied to previously acquired intangibles in the first quarter of fiscal 2002. The adoption of SFAS No. 142 did not have a material effect on the Company's results of operations or financial position.

  Goodwill

   Goodwill represents the amount paid in consideration for an acquisition in excess of the net tangible assets acquired. In accordance with SFAS No. 142, the Company did not amortize goodwill for new acquisitions made after June 30, 2001. For acquisitions prior to that date, the Company continued to amortize goodwill through the end of fiscal 2001. The Company conducts tests for impairment and goodwill that is determined to have become impaired is written off.

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

  Use of Estimates

   Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosures of contingencies to prepare the financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results likely differ from these estimates, but management believes that such differences are immaterial.

                                     MIDAS

(2) Debt Agreements

   Long-term debt consisted of the following (in millions):

           Fiscal Year End                              2001   2000
           ---------------                             ------ ------
           Unsecured credit facility.................. $ 73.0 $ 24.0
           Unsecured debt.............................   60.0   75.0
           Notes payable, due 2002, 9.5% interest rate    0.2    1.0
                                                       ------ ------
              Total debt..............................  133.2  100.0
              Less amounts due within one year........   15.2   15.9
                                                       ------ ------
              Long-term debt.......................... $118.0 $ 84.1
                                                       ====== ======

   The Company has entered into a five-year, unsecured revolving credit facility with a syndicate of commercial banks and financial institutions that enables the Company to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $135 million. This facility expires in January 2003. The Company also has $60 million of unsecured debt outstanding with a fixed rate of 6.89%. This debt carries an investment grade
(BBB) rating. Annual principal payments of $15 million are due each year on April 15th with the final maturity on April 15, 2005.

   These debt agreements require maintenance of certain financial covenants including minimum net worth. The Company is in compliance with these covenants.

   The Company also has uncommitted and unsecured lines of credit relating to its domestic and Canadian operations totaling approximately $8.1 million. These lines of credit were established to meet the Company's day-to-day cash management needs. As of fiscal year end 2001, a total of $0.1 million was outstanding under these lines of credit.

(3) Supplemental Balance Sheet and Cash Flow Information

  Receivables

   Receivables are stated net of allowance for doubtful accounts of $7.5 million at fiscal year end 2001 and $6.7 million at fiscal year end 2000.

  Inventories

   Inventories consisted of the following (in millions):

                 Fiscal Year End                         2001  2000
                 ---------------                        ------ -----
                 Raw materials and work in process....  $  3.1 $ 4.7
                 Finished goods.......................   116.2  72.2
                                                        ------ -----
                                                        $119.3 $76.9
                                                        ====== =====

                                     MIDAS

  Other Current Assets

   Other current assets consisted of the following (in millions):

                      Fiscal Year End                     2001  2000
                      ---------------                    ----- -----
                      Income taxes receivable......      $ 4.9 $ 7.0
                      Deferred income taxes........       11.4   8.1
                      Other........................       10.5   9.2
                                                         ----- -----
                                                         $26.8 $24.3
                                                         ===== =====

  Property and Equipment

   Property and equipment consisted of the following (in millions):

          Fiscal Year End                            2001     2000
          ---------------                           -------  -------
          Land..................................... $  46.6  $  46.9
          Buildings and improvements...............   113.9    113.7
          Machinery and equipment..................    71.1     56.9
          Computer hardware........................    24.4     18.5
          Computer software........................    27.9     14.6
                                                    -------  -------
             Total property and equipment..........   283.9    250.6
          Accumulated depreciation and amortization  (112.2)  (100.7)
                                                    -------  -------
             Property and equipment, net........... $ 171.7  $ 149.9
                                                    =======  =======

  Intangible Assets

   Intangible assets, primarily goodwill, are stated net of accumulated amortization of $0.8 million at fiscal year end 2001 and $0.4 million at fiscal year end 2000.

  Accrued Expenses

   Accrued expenses consisted of the following (in millions):

                   Fiscal Year End                        2001  2000
                   ---------------                       ----- -----
                   Salaries and wages..............      $ 2.1 $ 2.6
                   Taxes other than income taxes...        2.4   3.4
                   Advertising.....................       13.8   6.0
                   Sales return allowance..........        4.0   4.2
                   Other...........................       11.0  12.7
                                                         ----- -----
                                                         $33.3 $28.9
                                                         ===== =====

  Supplemental Cash Flow Information

   Net cash provided by operating activities includes cash payments for interest and income taxes as follows (in millions):

             Fiscal Year                           2001 2000  1999
             -----------                           ---- ----- -----
             Interest paid........................ $8.8 $ 8.4 $ 8.6
             Income taxes paid, net of tax refunds  0.2  10.5  16.4

                                     MIDAS

(4) Advertising

   Under the terms of its franchise agreements, Midas is obligated to spend an amount equal to one-half of the royalty payments received from franchisees for advertising expenditures. Amounts received from franchisees are recorded as liabilities until disbursed. Midas also administers cooperative advertising programs under which amounts received from franchisees are recorded as liabilities until they are disbursed. Aggregate expenditures under these programs by Midas' North American operations amounted to $52.1 million, $66.9 million, and $62.2 million in fiscal 2001, 2000, and 1999, respectively.

   Midas also incurs certain advertising costs that are included in selling, general and distribution expenses, which amounted to $2.2 million, $10.8 million, and $3.4 million in fiscal 2001, 2000, and 1999, respectively.

(5) Income Taxes

   Income tax expense consisted of the following (in millions):

                 Fiscal Year                                 2001   2000  1999
                 -----------                                -----  ----- -----
                 Current:
                    U.S. Federal........................... $ 1.5  $ 4.1 $13.2
                    Non-U.S................................  (0.4)   1.5   1.6
                    U.S. state and local...................   0.3    0.9   4.4
                                                            -----  ----- -----
                        Total current......................   1.4    6.5  19.2
                                                            -----  ----- -----
                 Deferred:
                    U.S. Federal...........................   5.6    3.0   5.7
                    Non-U.S................................    --    0.4   1.2
                    U.S. state and local...................   1.0    0.7  (1.6)
                                                            -----  ----- -----
                        Total deferred.....................   6.6    4.1   5.3
                                                            -----  ----- -----
                        Income taxes....................... $ 8.0  $10.6 $24.5
                                                            =====  ===== =====

   The items which gave rise to differences between the income taxes in the statements of operations and the income taxes computed at the U.S. statutory rate are summarized as follows:

Fiscal Year                                                  2001  2000   1999
-----------                                                  ----  -----  ----
Income tax expense computed at U.S. statutory rate.......... 35.0%  35.0% 35.0%
U.S. state and local taxes, net of U.S. Federal income tax
  benefits..................................................  4.4    2.4   2.9
Higher (lower) non-U.S. effective tax rates................. (0.2)   2.4   1.9
U.S. tax benefit on the disposition of Australian operations   --  (12.2)   --
Non-deductible expenses.....................................  0.4    0.3   0.2
Foreign tax credits and other items, net.................... (0.8)  (2.1) (1.0)
                                                             ----  -----  ----
   Effective income tax rate................................ 38.8%  25.8% 39.0%
                                                             ====  =====  ====

   Pretax income from non-U.S. operations amounted to a loss of $0.6 million in fiscal 2001, and income of $2.6 million and $4.5 million in fiscal 2000 and 1999, respectively. Historically, Midas' practice has been to reinvest its earnings in its non-U.S. subsidiaries. As a result of the 1998 sale of its European operations, the Company repatriated the earnings associated with those operations in 1999. The Company has not recognized U.S. income taxes on the unremitted earnings of its Canadian operations, since foreign tax credits for Canadian income taxes will significantly reduce or eliminate any U.S. tax liability.

                                     MIDAS

   Deferred income taxes are created by "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as reported under income tax regulations. Deferred tax assets and liabilities consisted of (in millions):

       Fiscal Year End                                    2001    2000
       ---------------                                   ------  ------
       Deferred tax assets attributable to:
          Employee benefits and vacation accruals....... $  1.1  $  2.9
          Capitalized leases............................    1.1     1.1
          Long term property reserves...................    4.3     4.8
          Other items...................................    4.9     7.9
                                                         ------  ------
       Total deferred tax assets........................   11.4    16.7
                                                         ------  ------
       Deferred tax liabilities attributable to:
          Depreciation and amortization.................   (7.4)   (5.2)
          Pension plan expense..........................   (3.9)   (4.7)
          Other items...................................   (4.9)   (5.0)
                                                         ------  ------
       Total deferred tax liabilities...................  (16.2)  (14.9)
                                                         ------  ------
       Net deferred tax assets (liabilties)............. $ (4.8) $  1.8
                                                         ======  ======
       Net deferred tax assets (liabilties) included in:
          Other current assets.......................... $ 11.4  $  8.1
          Deferred income taxes and other liabilities...  (16.2)   (6.3)
                                                         ------  ------
       Net deferred tax assets (liabilities)............ $ (4.8) $  1.8
                                                         ======  ======

   Management believes it is more likely than not that all deferred tax assets will be realized and, accordingly, no valuation allowance has been recorded.

(6) Franchise Agreements

   Midas' franchise agreements generally cover a 20-year period and provide for renewals. A franchise agreement can be canceled by Midas only in the event a franchisee fails to comply with the provisions of the agreement. Franchise agreements provide for initial and renewal fees and continuing royalty payments based on a percentage of sales.

   Worldwide shops in operation as of fiscal year end consisted of (unaudited):

                   Fiscal Year End         2001  2000  1999
                   ---------------         ----- ----- -----
                   Franchised and licensed 2,627 2,725 2,689
                   Company-operated.......   108    10    22
                                           ----- ----- -----
                      Total............... 2,735 2,735 2,711
                                           ===== ===== =====

(7) Leases

   Control of the real estate used by Midas shops is a fundamental strength of the Midas program. Midas employs a number of methods to ensure continued dedication of the real estate to the Midas program. Midas leases real estate that is subleased to franchisees and owns real estate in the U.S. that is leased to franchisees. Midas has also entered into contingent operating lease agreements that are described below. At fiscal year end 2001, approximately 82% of real estate associated with North American shops was controlled by Midas, using one of these methods.

                                     MIDAS

  Leased Real Estate and Equipment

   Gross rent expense applicable to operating leases relates to rentals of shops, distribution facilities, corporate administration facilities and other miscellaneous items. Gross rent expense, the sublease rental income from franchisees that reduced gross rent expense, and the resulting net rent expense for fiscal 2001, 2000 and 1999 are presented below (in millions):

                    Fiscal Year            2001  2000  1999
                    -----------            ----- ----- -----
                    Gross rent expense.... $26.9 $25.7 $22.6
                    Sublease rental income  24.0  25.0  22.4
                                           ----- ----- -----
                       Net rent expense... $ 2.9 $ 0.7 $ 0.2
                                           ===== ===== =====

   Substantially all of Midas' operating leases provide that Midas pay taxes, maintenance, insurance, and certain other operating expenses. The subleases with franchisees contain provisions for Midas to recover such costs.

   At fiscal year end 2001, annual minimum rental payments due under capital and operating leases that have initial or remaining noncancelable terms in excess of one year, along with sublease rental income on real estate due under noncancelable subleases were as follows (in millions):

                                                 Capital Operating Sublease
                                                 Leases   Leases   Rentals  Total
                                                 ------- --------- -------- ------
2002............................................  $ 1.7   $ 33.4   $ (21.3) $ 13.8
2003............................................    1.7     31.6     (20.2)   13.1
2004............................................    1.7     29.0     (18.6)   12.1
2005............................................    1.6     26.1     (16.3)   11.4
2006............................................    1.5     22.4     (14.0)    9.9
Thereafter......................................    5.5     83.3     (39.6)   49.2
                                                  -----   ------   -------  ------
Total minimum lease payments....................   13.7   $225.8   $(130.0) $109.5
                                                          ======   =======  ======
Less imputed interest...........................    4.7
                                                  -----
Present value of minimum lease payments.........    9.0
Less current portion............................    0.8
                                                  -----
   Obligations under capital leases--noncurrent.  $ 8.2
                                                  =====

   At fiscal year end 2001 and 2000, the net book value of property under capital leases included in the balance sheets amounted to $6.0 million and $6.7 million, respectively.

  Real Estate Owned by Midas and Leased to Franchisees

   Midas owns real estate located in various communities throughout the U.S. that is leased to franchisees under operating lease agreements. Substantially all leases are for initial terms of 20 years and provide for minimum and contingent rentals.

   Real estate leased to franchisees and included in the balance sheets consisted of (in millions):

                Fiscal Year End                   2001    2000
                ---------------                  ------  ------
                Land............................ $ 42.9  $ 45.9
                Buildings and improvements......   78.6    82.9
                                                 ------  ------
                   Total property and equipment.  121.5   128.8
                Accumulated depreciation........  (32.6)  (32.5)
                                                 ------  ------
                   Property and equipment, net.. $ 88.9  $ 96.3
                                                 ======  ======

                                     MIDAS

   Rental income on owned real estate for fiscal 2001 was $16.0 million, compared to $15.7 million in fiscal 2000 and $17.0 million in fiscal 1999. Minimum future lease payments to be received are as follows (in millions):

                      2002......................... $ 14.3
                      2003.........................   12.8
                      2004.........................   11.7
                      2005.........................   10.4
                      2006.........................    9.8
                      Thereafter...................   80.7
                                                    ------
                                                    $139.7
                                                    ======

  Contingent Operating Lease Agreements

   Midas has entered into contingent operating lease agreements covering real estate that is leased by U.S. and Canadian franchisees from parties that are directly or indirectly related to the franchisees. At December 29, 2001, 110 shops were covered by these contingent operating lease agreements, under which Midas could be required, under certain limited circumstances, to begin making rental payments with respect to individual shop locations. The average annual shop rental is $52 thousand with an average remaining term of approximately 9 years.

   Management believes that, individually and in the aggregate, any potential difference that might arise under these contingent lease agreements between the rental expense and the rental income from future subleases would not materially affect the financial position or results of operations of Midas.

(8) Pension and Postretirement Plans

  Defined Benefit Pension Plans and Other Postretirement Plans

   Certain Midas employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees' average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds, and government securities.

   Midas has historically also provided certain life and health care benefits to substantially all former U.S. salaried employees who retired prior to July 1989 and selected other employees in the U.S. and Canada. During fiscal 2000, the Company terminated this company-funded plan and employees participating in the plan were given an enhanced pension benefit. As a result of these actions, the postretirement medical and life insurance plan obligations were eliminated resulting in a one-time gain of $6.2 million. Partially offsetting this gain was a $2.0 million expense to increase the Company's salaried pension liability to reflect the cost of the enhanced pension benefits.

   Net periodic pension and postretirement cost for fiscal 2001, 2000 and 1999 are presented in the following table (in millions):

                                                Pension Benefits   Postretirement Benefits
                                              -------------------  -----------------------
                                              2001   2000   1999   2001    2000      1999
                                              -----  -----  -----  ----    -----     -----
Service cost-benefits........................ $ 1.2  $ 1.2  $ 1.7  $--     $  --     $  --
Interest cost on projected benefit obligation   3.1    2.7    2.7   --       0.1       0.1
Actual return on assets......................  (5.5)  (5.3)  (4.7)  --        --        --
Net amortization and deferral................  (0.9)  (0.8)    --   --      (0.2)     (0.3)
                                              -----  -----  -----  ---     -----     -----
   Total net periodic cost (credit).......... $(2.1) $(2.2) $(0.3) $--     $(0.1)    $(0.2)
                                              =====  =====  =====  ===     =====     =====

                                     MIDAS

   The principal economic assumptions used in the determination of net periodic pension and postretirement cost included the following:

                                                                      2001 2000 1999
                                                                      ---- ---- ----
           Discount rate............................................. 7.5% 7.5% 6.5%
           Expected long-term rate of return on assets............... 9.5% 9.5% 9.5%
           Rate of increase in compensation levels................... 4.0% 5.0% 4.0%

   The changes in the projected benefit obligations for fiscal 2001 and fiscal 2000 were as follows:

                                                                      Postretirement
                                                     Pension Benefits    Benefits
                                                     ---------------  -------------
                                                      2001      2000  2001     2000
                                                      -----    -----  -----   -----
Benefit obligations as of the beginning of the year. $39.0     $40.2  $ 0.1   $ 2.0
Change in foreign currency exchange rates...........  (0.2)     (0.2)    --      --
Service cost........................................   1.2       1.2     --      --
Interest cost.......................................   3.1       2.7     --     0.1
Participants' contributions.........................    --        --     --     0.1
Actuarial (gain) loss...............................   4.9      (2.6)    --      --
Business transformation divestitures and
  amendments........................................  (0.2)     (0.9)    --      --
Termination of retiree life and medical plan........    --        --     --    (1.9)
Early retirement window benefit.....................   1.9        --     --      --
Enhanced pension benefits replacing retiree life and
  medical plan......................................    --       2.0     --      --
Benefits paid and expenses..........................  (2.8)     (3.4)    --    (0.2)
                                                      -----    -----  -----   -----
   Benefit obligations as of the end of the year.... $46.9     $39.0  $ 0.1   $ 0.1
                                                      =====    =====  =====   =====

   The changes in the fair market value of the plan assets for fiscal 2001 and fiscal 2000 were as follows:

                                                                      Postretirement
                                                     Pension Benefits    Benefits
                                                     ---------------  -------------
                                                      2001      2000  2001     2000
                                                     ------    -----  -----   -----
Fair value of assets as of the beginning of the year $ 68.1    $62.9  $  --   $  --
Change in foreign currency exchange rates...........   (0.4)    (0.3)    --      --
Actual return on plan assets........................  (11.0)     8.8     --      --
Employer contributions..............................     --      0.1     --     0.1
Participants' contributions.........................     --       --     --     0.1
Benefits paid and expenses..........................   (2.8)    (3.4)    --    (0.2)
                                                     ------    -----  -----   -----
   Fair value of assets as of the end of the year... $ 53.9    $68.1  $  --   $  --
                                                     ======    =====  =====   =====

                                     MIDAS

   Pension costs are funded in amounts not less than minimum levels required by regulation. The following table reconciles the pension plans and postretirement plans funded status to the amounts recognized in other noncurrent assets (liabilities) in Midas' balance sheets as of fiscal year end 2001 and 2000 (in millions):

                                                                         Postretirement
                                                        Pension Benefits    Benefits
                                                        ---------------  -------------
                                                         2001     2000    2001    2000
                                                        ------   ------  -----   -----
Actuarial present value of benefit obligation (measured
  as of September 30):
   Projected benefit obligation........................ $(46.9)  $(39.0) $(0.1)  $(0.1)
   Plan assets at fair market value (measured as of
     September 30).....................................   53.9     68.1     --      --
                                                        ------   ------  -----   -----
Plan assets in excess of (less than) projected benefit
  obligation...........................................    7.0     29.1   (0.1)   (0.1)
Unrecognized net asset at transition...................   (0.3)    (0.6)    --      --
Unrecognized prior service costs.......................    1.0      1.3     --      --
Unrecognized net loss (gain)...........................    3.3    (19.2)    --      --
                                                        ------   ------  -----   -----
   Prepaid (accrued) pension cost recognized on
     balance sheets.................................... $ 11.0   $ 10.6  $(0.1)  $(0.1)
                                                        ======   ======  =====   =====

   The principal economic assumptions used in determining the above benefit obligations were discount rates of 7.5% in fiscal 2001 and 7.75% in fiscal 2000, and rates of increase in future compensation levels of 4.0% in fiscal 2001 and 5.25% in fiscal 2000.

  Defined Contribution Plans

   Substantially all U.S. salaried employees, certain U.S. hourly employees, and certain Canadian employees participate in voluntary, contributory defined contribution plans to which Midas makes full or partial matching contributions. Midas' matching contributions to these plans amounted to $1.2 million, $1.1 million, and $1.4 million in fiscal 2001, 2000 and 1999, respectively. Midas' cost for the associated nonqualified plan was $0.3 million in fiscal 2001, $0.1 million in fiscal 2000 and $0.2 million in fiscal 1999.

  Multi-employer Pension Plan

   Midas participates in a multi-employer pension plan, which provides benefits to certain unionized employees. Amounts contributed to this plan totaled $0.2 million in fiscal 2001, $0.3 million in fiscal 2000, and $0.2 million in fiscal 1999.

                                     MIDAS

(9)  Stock-Based Compensation

  Stock Options

   The Midas Stock Incentive Plan (the "Plan") authorizes the issuance of up to 3,106,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. In addition, Midas reserved 10,000 shares for issuance upon the grant of stock awards. Options granted pursuant to the Plan generally vest over a period of three or five years commencing one year after the date of grant. The following table summarizes information regarding the outstanding stock options as of December 29, 2001.

                             Options Outstanding                 Options Exercisable
                 ------------------------------------------- ----------------------------
                                            Weighted-Average
    Range of               Weighted-Average  Remaining Life  Exercisable Weighted-Average
 Exercise Prices  Shares    Exercise Price     (in years)      Shares     Exercise Price
 --------------  --------- ---------------- ---------------- ----------- ----------------
 $ 9.81- $11.41    502,195      $10.10            9.38          35,695        $10.81
  12.60-  14.88    616,421       14.40            7.78         239,921         14.49
  15.00-  18.50    545,104       16.13            5.69         517,704         16.14
  20.00-  34.66    352,500       22.97            7.06         201,500         22.94
                 ---------                                     -------
                 2,016,220                                     994,820
                 ---------                                     -------

   The stock option activity for the prior three years is summarized as follows:

                                              Number of  Option Price
                                               Shares       Ranges
                                              ---------  -------------
          Outstanding at fiscal year end 1998 2,244,501  $ 7.35-$28.00
          Granted............................   370,000   25.95- 34.66
          Exercised..........................  (757,923)   7.35- 20.25
          Cancelled and forfeited............   (52,728)  14.42- 25.95
                                              ---------
          Outstanding at fiscal year end 1999 1,803,850    9.81- 34.66
          Granted............................   311,500   14.00- 22.94
          Exercised..........................  (130,100)  11.41- 22.00
          Cancelled and forfeited............   (19,314)  15.65- 28.00
                                              ---------
          Outstanding at fiscal year end 2000 1,965,936    9.81- 34.66
          Granted............................   704,000   10.01- 15.25
          Exercised..........................   (20,152)  14.42- 14.42
          Cancelled and forfeited............  (633,564)  11.41- 34.00
                                              ---------
          Outstanding at fiscal year end 2001 2,016,220    9.81- 34.66
                                              =========

  Restricted Stock

   During fiscal 2001, the Company granted 130,000 shares of restricted stock to certain of its officers. These shares vest in four annual installments beginning on the first anniversary of the date of the grant. During fiscal 2000, the Company granted 100,000 shares of restricted stock to its chief executive officer. These shares vest in four equal annual amounts beginning February 2001.

                                     MIDAS

   During fiscal 1998, the Company granted options to purchase 276,565 shares of restricted stock to certain of its officers. The options were granted at the market price of the stock on the date of the grant. During fiscal 1999, all 276,565 options were exercised at a combined price of approximately $6.1 million. In connection with the purchase of these shares and in accordance with the terms of the grant, the holders of the restricted stock became indebted to Midas in the aggregate amount of $6.1 million. Such loans bear interest at 6.0% per annum, and have a four-year term that is accelerated no later than one month after termination of employment. The Company has agreed to waive interest that accrues while Midas employs the borrower. The notes receivable are reflected as a reduction of shareholders' equity in the accompanying balance sheet as of fiscal year end 2001 and 2000.

  Other

   The Company accounts for its stock-based compensation plans using the intrinsic value method of accounting. An alternative to the intrinsic value method is the fair value method. Had the Company used the fair value method, pro forma net income and earnings per share would have been:

                  Fiscal Year                           2001  2000  1999
                  -----------                          ----- ----- -----
                  Net income (in millions)
                     As reported................       $12.6 $30.5 $38.4
                     Pro forma..................        10.3  28.7  37.0
                  Basic earnings per share
                     As reported................       $0.85 $1.98 $2.33
                     Pro forma..................        0.69  1.86  2.25
                  Diluted earnings per share
                     As reported................       $0.85 $1.96 $2.28
                     Pro forma..................        0.69  1.86  2.25

   The weighted average estimated fair value of the options granted in fiscal 2001, 2000 and 1999 was $5.92, $10.74 and $13.93, respectively, based on the
Black-Scholes valuation model using the following assumptions:

                  Fiscal Year                         2001   2000   1999
                  -----------                        -----  -----  -----
                  Risk-free interest rate.......       6.5%   6.5%   6.5%
                  Dividend yield................       0.0%   0.0%   0.0%
                  Expected volatility...........     33.25% 33.25% 33.25%
                  Expected life in years........         8      8      8

(10) Shareholder Rights Agreement and Series A Junior Participating Preferred Stock

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

(11)  Contingencies

   In connection with the disposition of U.S. company-operated shops, certain franchises entered into 101 financing agreements with a third party lender. If the franchisees fail to make required payments, Midas is contingently liable for a portion of the losses that would be incurred by the lender. As of December 29, 2001, Midas' maximum loss exposure was approximately $4.7 million. Since the inception of this program in 1998, Midas has incurred losses of $0.1 million.

   Midas has certain contingent liabilities arising from various pending claims and litigation related to a number of matters. While the amount of liability that may result from these matters cannot be determined, in the opinion of Midas' counsel, the ultimate liability will not materially affect the financial position or results of operations of Midas.

(12)  Business Segment Information

   Midas operates in a single business segment and provides retail automotive services principally through franchised and company-operated shops located in North America (United States and Canada) and through franchised and licensed shops in international markets. Sales to any single customer were less than five percent of sales and revenues in each of the years presented. Midas' U.S. operations export products to and receive royalties from franchisees located in Central America. Such sales and revenues amounted to less than one percent of U.S. sales and revenues in each of the fiscal years presented.

                                     MIDAS

   The following tables present financial information for each of the principal geographic areas in which the Company operates. Sales and revenues are attributed to geographic areas based on the location of customers.

                                            Sales and Revenues
                                           --------------------
                Fiscal Year                 2001   2000   1999
                -----------                ------ ------ ------
                                              (in millions)
                North American Operations:
                   U.S.................... $288.9 $300.1 $301.8
                   Canada.................   30.4   38.3   40.7
                                           ------ ------ ------
                   Total North America....  319.3  338.4  342.5
                International Operations..    8.7    7.8   13.0
                                           ------ ------ ------
                   Total.................. $328.0 $346.2 $355.5
                                           ====== ====== ======

                                           Identifiable Assets
                                           --------------------
                Fiscal Year End             2001   2000   1999
                ---------------            ------ ------ ------
                                              (in millions)
                North American Operations:
                   U.S.................... $380.6 $293.5 $277.0
                   Canada.................   21.8   27.5   28.3
                                           ------ ------ ------
                Total North America.......  402.4  321.0  305.3
                International Operations..    0.7    0.7    0.6
                                           ------ ------ ------
                   Total.................. $403.1 $321.7 $305.9
                                           ====== ====== ======

(13) Selected Quarterly Financial Data (Unaudited)

                                      First  Second   Third  Fourth   Full
                                     Quarter Quarter Quarter Quarter  Year
                                     ------- ------- ------- ------- ------
                                      (in millions, except per share data)
     Fiscal 2001
        Sales and revenues..........  $77.5   $87.3   $85.2   $78.0  $328.0
        Net income..................    3.2     6.9     5.2    (2.7)   12.6
        Earnings per share--diluted.  $ .21   $ .46   $ .35   $(.18) $ 0.85
     Fiscal 2000
        Sales and revenues..........  $78.6   $98.4   $94.3   $74.9  $346.2
        Net income..................    7.5    12.4    12.0    (1.4)   30.5
        Earnings per share--diluted.  $ .47   $ .78   $ .78   $(.10) $ 1.96

   The sum of earnings per share for the quarters does not equal the full year amount in each year due to the impact of changes in the average shares outstanding.