Form 10-Q
period 2002-03-30
MIDAS INC
filed 2002-05-14
CIK 1046131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of March 30, 2002 was 14,964,050.

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                                   MIDAS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
           (In millions, except for earnings and dividends per share)

                                                                 For the quarter
                                                                ended fiscal March
                                                                ------------------
                                                                 2002        2001
                                                                 ----        ----
                                                              (13 Weeks)  (13 Weeks)
         Sales and revenues .................................  $   81.6    $   77.5
         Cost of sales and revenues .........................      41.1        40.7
         Selling, general, and distribution expenses ........      35.1        29.5
                                                               --------    --------
           Operating income .................................       5.4         7.3

         Interest expense ...................................      (2.6)       (2.3)
         Other income, net ..................................        --         0.2
                                                               --------    --------
           Income before taxes ..............................       2.8         5.2
         Income taxes .......................................       1.1         2.0
                                                               --------    --------
           Net income .......................................  $    1.7    $    3.2
                                                               ========    ========

         Earnings per share:
           Basic ............................................  $    .12    $    .21
                                                               ========    ========
           Diluted ..........................................  $    .12    $    .21
                                                               ========    ========

         Dividends per common share .........................  $    .00    $    .08
                                                               ========    ========
         Average number of shares
           Common shares outstanding ........................      15.0        15.0
           Equivalent shares on outstanding stock options ...        --          --
                                                               --------    --------
           Shares applicable to diluted earnings ............      15.0        15.0
                                                               ========    ========

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                            CONDENSED BALANCE SHEETS
                                  (In millions)

                                                                              Fiscal    Fiscal
                                                                              March    December
                                                                               2002      2001
                                                                               ----      ----
                                                                           (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents ............................................    $    2.0  $    1.5
   Receivables, net .....................................................        51.4      44.9
   Inventories ..........................................................       119.1     119.3
   Other current assets .................................................        24.4      26.8
                                                                             --------  --------
     Total current assets ...............................................       196.9     192.5
Property and equipment, net .............................................       171.6     171.7
Goodwill ................................................................        20.0      19.8
Other assets ............................................................        16.7      19.1
                                                                             --------  --------
     Total assets .......................................................    $  405.2  $  403.1
                                                                             ========  ========

Liabilities and Equity:
Current liabilities:
   Short-term debt ......................................................    $     --  $    0.1
   Current portion of long-term obligations .............................        96.9      16.0
   Accounts payable .....................................................        54.6      56.7
   Accrued expenses .....................................................        27.9      33.3
                                                                             --------  --------
     Total current liabilities ..........................................       179.4     106.1
Long-term debt ..........................................................        45.0     118.0
Obligations under capital leases ........................................         8.0       8.2
Deferred income taxes and other liabilities .............................        30.4      30.7
                                                                             --------  --------
     Total liabilities ..................................................       262.8     263.0
                                                                             --------  --------
Shareholders' equity:
  Common stock ($.001 par value, 100 million shares authorized;
    17.3 million shares issued) and paid-in capital .....................        22.3      22.3
  Treasury stock, at cost (2.3 million shares and 2.3 million shares) ...       (53.2)    (53.0)
  Notes receivable from common stock sold to officers ...................        (3.7)     (4.1)
  Unamortized restricted stock awards ...................................        (2.2)     (2.5)
  Retained income .......................................................       186.3     184.6
  Cumulative other comprehensive income (loss) ..........................        (7.1)     (7.2)
                                                                             --------  --------
    Total shareholders' equity ..........................................       142.4     140.1
                                                                             --------  --------
      Total liabilities and equity ......................................    $  405.2  $  403.1
                                                                             ========  ========

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In millions)

                                                              For the quarter
                                                            ended fiscal March
                                                            ------------------
                                                              2002       2001
                                                            -------    -------
Cash flows from operating activities:
Net income ...........................................      $   1.7    $   3.2
Adjustments reconciling net income to net cash used in
  operating activities:
     Depreciation and amortization ...................          4.2        3.8
     Changes in assets and liabilities ...............         (8.4)      (7.6)
                                                            -------    -------
Net cash used in operating activities ................         (2.5)      (0.6)
                                                            -------    -------

Cash flows from investing activities:
Capital investments ..................................         (4.4)      (5.8)
Cash paid for acquired businesses ....................           --       (4.7)
                                                            -------    -------
Net cash used in investing activities ................         (4.4)     (10.5)
                                                            -------    -------

Cash flows from financing activities:
Net increase (decrease) in short-term debt ...........         (0.1)       1.3
Long-term debt obligations incurred ..................          7.9       10.8
Payment of obligations under capital leases ..........         (0.2)      (0.3)
Cash paid for treasury shares ........................         (0.2)      (0.8)
Dividends paid to shareholders .......................           --       (0.3)
                                                            -------    -------
Net cash provided by financing activities ............          7.4       10.7
                                                            -------    -------

Net change in cash and cash equivalents ..............          0.5       (0.4)
Cash and cash equivalents at beginning of period .....          1.5        1.8
                                                            -------    -------
Cash and cash equivalents at end of period ...........      $   2.0    $   1.4
                                                            =======    =======

                  See notes to condensed financial statements.

                                   MIDAS, INC.
       CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                  (In millions)

                                    Common Stock                      Notes Receivable
                                         And                                From        Unamortized               Comprehensive
                                   Paid-in Capital   Treasury Stock     Common Stock    Restricted    Retained        Income
                                   ---------------   --------------                                                   ------
                                   Shares   Amount   Shares  Amount   Sold to Officers  Stock Award   Earnings  Current  Cumulative
                                   ------   ------   ------  ------   ----------------  -----------   --------  -------  ----------
Fiscal year end 2001 .............   17.3    $22.3    (2.3)  $(53.0)       $(4.1)          $(2.5)      $184.6               $(7.2)

Purchase of treasury shares ......     --       --      --     (0.2)          --              --           --                  --

Retirement of notes receivable
  from officers ..................     --       --      --       --          0.4              --           --                  --

Amortization of restricted stock
  awards .........................     --       --      --       --           --             0.3           --                  --

Net income .......................     --       --      --       --           --              --          1.7      $1.7        --

Other comprehensive income
  --foreign currency translation
     adjustments .................     --       --      --       --           --              --           --       0.1       0.1
                                                                                                                   ----
Comprehensive income .............     --       --      --       --           --              --           --      $1.8        --
                                     ----    -----    ----   ------        -----           -----       ------      ====     -----
Fiscal first quarter end 2002 ....   17.3    $22.3    (2.3)  $(53.2)       $(3.7)          $(2.2)      $186.3               $(7.1)
                                     ====    =====    ====   ======        =====           =====       ======               =====

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended March 30, 2002 ("first quarter fiscal 2002") and March 31, 2001 ("first quarter fiscal 2001") and of its financial position as of March 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the first quarter fiscal 2002 and 2001 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries ("Midas" or the "Company"). The unaudited condensed financial statements for the quarters ended March 30, 2002 and March 31, 2001 both cover a 13-week period.

2. Supplemental Cash Flow Activity

Net cash used in operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                                    For the quarter
                                                   ended fiscal March
                                                   ------------------
                                                  2002             2001
                                                  ----             ----
       Interest paid ......................... $   0.9          $   1.0
       Income tax refunds ....................    (3.0)            (7.8)
       Income taxes paid .....................      --              0.3

3. Inventories

Inventories, summarized by major classification, were as follows (in millions):


                                                     Fiscal      Fiscal
                                                      March     December
                                                      2002        2001
                                                      ----        ----
                                                  (Unaudited)
         Raw materials and work in process ......    $  3.1      $  3.1
         Finished goods .........................     116.0       116.2
                                                     ------      ------
                                                     $119.1      $119.3
                                                     ======      ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

        Midas' cash and cash equivalents increased $0.5 million in the first quarter of fiscal 2002.

        The Company's operating activities used net cash flow of $2.5 million during the first quarter of fiscal 2002 compared to $0.6 million of cash flow used in the first quarter of fiscal 2001. The year-over-year change of $1.9 million was primarily due to the $1.5 million decline in net income and changes in working capital, requiring $0.8 million more in cash in 2002, partially offset by a $0.4 million increase in depreciation and amortization. Inventory levels remained constant with year-end and receivables experienced their normal seasonal increase.

        Investing activities used $4.4 million in cash during the first quarter of fiscal 2002 compared to using $10.5 million during the comparable quarter one year ago. Fiscal 2002 investing activities primarily consist of ongoing systems development and capital expenditures to upgrade 72 company-operated shops acquired during the fourth quarter of fiscal 2001. In the first quarter of fiscal 2001 investing activities consisted of $5.8 million in capital investments and $4.7 million in cash paid for acquired businesses. Capital investments of $5.8 million related to ongoing system projects, expansion of the PWI wholesale network, and normal maintenance capital expenditures. The $4.7 million in cash paid to acquire businesses during the first quarter of fiscal 2001 reflected the Company's purchase of the assets of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry point-of-sale software sold under the name R. O. Writer, as well as the acquisition of company-operated shops.

        Net cash generated by financing activities was $7.4 million in the first quarter of fiscal 2002 compared to net cash generated of $10.7 million in the first quarter of fiscal 2001. In both fiscal 2002 and fiscal 2001, the cash was primarily generated through increases in borrowings on the Company's unsecured revolving line of credit. This facility expires in January 2003. All borrowings under the revolving line of credit have been reclassified from Long-Term Debt, as shown on the fiscal December 2001 balance sheet, to Current Portion of Long-Term Obligations for the fiscal March 2002 balance sheet. The Company suspended the payment of dividends to shareholders in 2002 and does not expect that it will resume dividend payments in the foreseeable future.

        The Company's strategic growth initiatives encompass the acquisition of additional company-operated shops from franchisees and the opening of additional PWI wholesale distribution sites. The Company has slowed the rollout of these initiatives in order to focus on enhancing internal operations and securing funds to support the working capital and capital expenditure requirements for this planned expansion. The future rollout of these initiatives is dependent upon refinancing existing borrowing facilities and securing additional sources of funds.

        The Company is in the process of structuring its balance sheet in order to support its strategic growth initiatives. This process includes the refinancing of the Company's existing unsecured revolving line of credit, the reduction of bank debt through a sale-leaseback of certain of the Company's owned properties, and a review of strategic alternatives for raising additional funds and/or creating additional debt capacity. Each of these activities is discussed in greater detail below:

        Revolving Line of Credit: The Company's existing $135 million unsecured revolving line of credit facility expires in January 2003. This facility enables the Company to borrow at variable interest rates with covenant restrictions principally based on Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and net worth. The Company's access to additional funds on this facility has decreased in the past year as reductions in the Company's EBITDA on a rolling four quarters basis has led to reduced borrowing capacity under the terms of the facility. The Company is currently negotiating to secure a new revolving line of credit to replace the existing facility. The Company believes that any new revolving line of credit will be similarly structured in that it will most likely be unsecured, enable the Company to borrow funds at variable interest rates and have covenant restrictions based principally on EBITDA and net worth. The ultimate size of the new facility will be dependent upon the outcome of the other activities discussed below.

     Sale-Leaseback of Owned Properties: Midas, Inc. owns approximately 320 retail properties throughout the United States. These properties are currently leased to franchisees and operated as Midas shops. The Company has entered into an agreement to sell approximately 80 of these properties to Realty Income Corporation, a publicly traded real estate investment trust (REIT). Simultaneous to the sale, Midas will lease these properties from Realty Income and the sites will continue to be leased to Midas franchisees under currently existing leases. Midas expects to receive between $37 and $42 million in net after-tax proceeds from the transaction. Because these properties will continue to generate rents to Midas, there will be no effect on revenues. The transaction will be accounted for as a financing lease, and no gain on the sale of the properties will be recognized. The properties will remain on the balance sheet at their historic cost and a finance lease obligation will be recorded equal to the selling price. An initial closing under this agreement took place on May 14, 2002 on a total of 67 of the properties, for which Midas received gross proceeds of approximately $35 million. All proceeds from this transaction will be used to reduce borrowings under the Company's line of credit.

        Other Strategic Alternatives: In order to fund the Company's strategic growth initiatives, the Company will likely require additional funds beyond levels that will be obtained through a new unsecured revolving line of credit and the Company's recently announced sale-leaseback transaction. The Company is exploring a number of possibilities with regard to raising these incremental funds. Potential funding sources include, but are not limited to, the outright sale of real estate owned by Midas, additional sale-leaseback transactions, the mortgaging of certain of the Company's owned property portfolio, raising additional secured or unsecured debt through a fixed principal long-term debt structure, and the issuance of additional equity. These additional funding sources may incorporate higher interest rates and may include more restrictive covenants than existing funding sources. Further, there can be no assurances that any of the above-described funding sources will materialize in the foreseeable future.

        The future rollout of the Company's strategic growth initiatives is dependent upon the successful completion of one or more of the above-described financing activities. While the Company is in the process of revising its existing capital structure, there can be no assurances that the Company's future capital structure will satisfy all of the funding needs comprehended by the Company's planned growth initiatives. At present and in the foreseeable future, a substantial portion of the Company's operating cash flow is expected to support the Company's growth initiatives and any debt service resulting from borrowings assumed to support such growth. Any material decline in the Company's operating cash flows from present levels could seriously impair the Company's ability to continue to execute on its growth plans.

        The Company believes that cash flow generated from operations and availability under its existing line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support ongoing operations until the recapitalization is complete. The Company's access to borrowings under its existing line of credit is dependent upon the Company's operating cash flow performance. A material decrease in operating cash flow from fiscal 2001 levels could result in increased borrowing costs, a decrease in the level of funds available under existing lines of credit, or an acceleration of debt repayment.

                              RESULTS OF OPERATIONS

        First Quarter Fiscal 2002 Compared with First Quarter Fiscal 2001

     The following is a summary of the Company's sales and revenues for the first quarter of fiscal 2002 and 2001: ($ Millions)

                                                               Percent                  Percent
                                                     2002      to Total      2001       to Total
                                                     ----      --------      ----       --------
     Replacement parts sales ..................   $     43.6     53.4%    $     50.0      64.5%
     Company-operated shop retail sales .......         13.8     16.9            1.7       2.2
     Royalties and license fees ...............         14.4     17.7           15.8      20.4
     Real estate rental revenues ..............          9.4     11.5            9.6      12.4
     Other ....................................          0.4      0.5            0.4       0.5
                                                  ----------    -----     ----------     -----
     Sales and revenues .......................   $     81.6    100.0%    $     77.5     100.0%
                                                  ==========    =====     ==========     =====

     Sales and revenues for the first quarter of fiscal 2002 increased $4.1 million or 5.3% from the first quarter of fiscal 2001 to $81.6 million, as declines in replacement part sales were offset by increased sales from company-operated shops.

     Replacement parts sales decreased $6.4 million to $43.6 million from $50.0 million in the first quarter of fiscal 2001. Replacement parts sales through the Company's traditional wholesale distribution channel declined 30.0%, driven mostly by continued erosion in demand for replacement exhaust systems and increased just-in-time parts sourcing by traditional wholesale customers. At the same time, replacement parts sales through the Company's PWI wholesale distribution channel, which serves the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, increased by 80.2%. Sales growth in the PWI channel reflects an expanded network of 74 PWI sites, compared with only 51 in the same period a year earlier. The lines between the traditional wholesale business and PWI continue to blur as Midas dealers learn the benefits of just-in-time purchasing, resulting in lower in-shop inventory levels and lower purchases through the traditional wholesale channel.

     Within the retail auto service business, revenues from company-operated shops rose $12.1 million from the same period in fiscal 2001. The sales increase reflects an increase in the average number of shops in operation during the quarter. The number of company-operated shops was 108 at the end of the first quarter of 2002 versus 11 at the end of first quarter in fiscal 2001. Royalty revenues and license fees were down 8.9% from the first quarter of 2001 due to an increase in the number of company-operated shops, as well as modest declines in system-wide Midas retail sales. Revenues from real estate rentals declined slightly.

     Cost of sales and revenues for the first quarter of 2002 rose $0.4 million or 1.0% versus the first quarter of 2001. Cost of sales and revenues as a percent of total sales and revenues decreased to 50.4% in fiscal 2002 from 52.5% in fiscal 2001. This improvement was due to the increase in higher-margin retail sales from company-operated shops, as well as improvement in PWI wholesale margins resulting from a more favorable product mix.

     Selling, general and distribution expenses for the first quarter of 2002 increased $5.6 million, or 19.0% from 2001 to $35.1 million. This increase consists of incremental operating expenses associated with 97 additional company-operated shops and 23 additional PWI sites, partially offset by lower operating expenses associated with sales declines in the traditional wholesale parts distribution business and lower corporate administrative expense as a result of actions taken to reduce corporate staff in January 2002. As a result of these factors, selling, general and distribution expenses as a percentage of total sales and revenues increased from 38.1% in the first quarter of fiscal 2001 to 43.0% in the first quarter of fiscal 2002.

     As a result of the above changes, operating income declined $1.9 million from $7.3 million in the first quarter of 2001 to $5.4 million in the first quarter of 2002. These changes caused a decrease in operating income margin from 9.4% in the first quarter of 2001 to 6.6% in the first quarter of 2002.

     Interest expense increased from $2.3 million in the first quarter of 2001 to $2.6 million in the first quarter of 2002 as result of higher debt levels associated with funding the Company's expansion of its company-operated shop and PWI businesses.

     The Company's effective tax rate increased slightly from 38.8% in the first quarter of fiscal 2001 to 38.9% in fiscal 2002.

     As a result of the above items, net income decreased $1.5 million from $3.2 million in the first quarter of 2001 to $1.7 million in the first quarter of 2002.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted the provisions of SFAS No. 142 in the third quarter of fiscal 2001 for new acquisitions. The Company adopted the provisions of SFAS No. 142 for previously acquired intangibles in the first quarter of fiscal 2002. The adoption of SFAS No. 142 did not have a material effect on the Company's results of operations or financial position. The amortization of Goodwill in the first quarter of fiscal 2001 was approximately $89 thousand.

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

Date: May 14, 2002             /s/ William M. Guzik
                               -----------------------------------
                               William M. Guzik
                               Senior Vice President and Chief Financial Officer

                               /s/James M. Haeger, Jr.
                               -----------------------------------
                               James M. Haeger, Jr.
                               Vice President and Controller