Form 10-Q
period 2002-06-29
MIDAS INC
filed 2002-08-13
CIK 1046131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of June 29, 2002 was 14,976,099.

PART 1.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                                   MIDAS, INC.

                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
           (In millions, except for earnings and dividends per share)

                                                               For the quarter              For the six months
                                                              ended fiscal June             ended fiscal June
                                                            --------------------           --------------------
                                                             2002           2001           2002            2001
                                                             ----           ----           ----            ----
                                                          (13 Weeks)     (13 Weeks)     (26 Weeks)      (26 Weeks)
Sales and revenues.....................................     $90.4           $88.0         $171.8          $166.2
Cost of sales and revenues.............................      44.1            48.6           85.0            89.9
Selling, general, and distribution expenses............      37.2            26.1           72.3            55.7
                                                            -----           -----         ------          ------
     Operating income..................................       9.1            13.3           14.5            20.6
Interest expense.......................................      (2.7)           (2.2)          (5.3)           (4.5)
Other income, net......................................       0.3             0.2            0.3             0.4
                                                            -----           -----         ------          ------
     Income before taxes...............................       6.7            11.3            9.5            16.5
Income taxes...........................................       2.6             4.4            3.7             6.4
                                                            -----           -----         ------          ------
     Net income........................................     $ 4.1           $ 6.9         $  5.8          $ 10.1
                                                            =====           =====         ======          ======
Earnings per share:
  Basic................................................     $ .27           $ .46         $  .39          $  .67
                                                            =====           =====         ======          ======
  Diluted..............................................     $ .27           $ .46         $  .38          $  .67
                                                            =====           =====         ======          ======
Dividends per common share.............................     $ .00           $ .00         $  .00          $  .08
                                                            =====           =====         ======          ======
Average number of shares
  Common shares outstanding............................      15.0            14.9           15.0            14.9
  Equivalent shares on outstanding stock options.......        .1              .0             .0              .0
                                                            -----           -----         ------          ------
  Shares applicable to diluted earnings................      15.1            14.9           15.0            14.9
                                                            =====           =====         ======          ======


                  See notes to condensed financial statements.

                                   MIDAS, INC.

                            CONDENSED BALANCE SHEETS

                                  (In millions)

                                                                          Fiscal        Fiscal
                                                                           June        December
                                                                           2002          2001
                                                                           ----          ----
                                                                        (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents ........................................     $  2.1        $  1.5
   Receivables, net .................................................       61.3          44.9
   Inventories ......................................................      121.9         119.3
   Other current assets .............................................       28.3          26.8
                                                                          ------        ------
     Total current assets ...........................................      213.6         192.5
Property and equipment, net .........................................      169.9         171.7
Goodwill ............................................................       20.1          19.8
Other assets ........................................................       16.8          19.1
                                                                          ------        ------
      Total assets ..................................................     $420.4        $403.1
                                                                          ======        ======
Liabilities and Equity:
Current liabilities:
   Short-term debt ..................................................     $   --        $  0.1
   Current portion of long-term obligations .........................       85.4          16.0
   Accounts payable .................................................       54.3          56.7
   Accrued expenses .................................................       24.7          33.3
                                                                          ------        ------
     Total current liabilities ......................................      164.4         106.1
Long-term debt ......................................................       30.0         118.0
Obligations under capital leases ....................................        7.9           8.2
Finance lease obligation ............................................       38.9            --
Deferred income taxes and other liabilities .........................       31.4          30.7
                                                                          ------        ------
     Total liabilities ..............................................      272.6         263.0
                                                                          ------        ------
Shareholders' equity:
  Common stock ($.001 par value, 100 million shares authorized;
    17.3 million shares issued) and paid-in capital .................       22.2          22.3
  Treasury stock, at cost (2.3 million shares and 2.3 million shares)      (52.9)        (53.0)
  Notes receivable from common stock sold to officers ...............       (3.7)         (4.1)
  Unamortized restricted stock awards ...............................       (2.0)         (2.5)
  Retained income ...................................................      190.4         184.6
  Cumulative other comprehensive income (loss) ......................       (6.2)         (7.2)
                                                                          ------        ------
    Total shareholders' equity ......................................      147.8         140.1
                                                                          ------        ------
      Total liabilities and equity ..................................     $420.4        $403.1
                                                                          ======        ======

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In millions)

                                                             For the six months
                                                              ended fiscal June
                                                             ------------------
                                                               2002      2001
                                                             -------   --------
Cash flows from operating activities:
Net income .................................................  $   5.8   $  10.1
Adjustments reconciling net income to
  net cash provided by (used in) operating activities:
    Depreciation and amortization ..........................      8.4       7.4
    Changes in assets and liabilities, exclusive of effects
      of acquisitions and dispositions .....................    (25.9)    (10.5)
                                                              -------   -------
Net cash provided by (used in) operating activities ........    (11.7)      7.0
                                                              -------   -------
Cash flows from investing activities:
Capital investments ........................................     (7.1)    (10.1)
Cash paid for acquired businesses ..........................     (0.4)     (5.9)
                                                              -------   -------
Net cash used in investing activities ......................     (7.5)    (16.0)
                                                              -------   -------

Cash flows from financing activities:
Short-term borrowing repayments, net .......................     (0.1)     (2.5)
Long-term debt borrowings (repayments) .....................    (19.3)     13.3
Finance lease obligation borrowings ........................     39.6        --
Payment of obligations under capital leases ................     (0.4)     (0.4)
Cash received for common stock .............................      0.2       0.1
Cash paid for treasury shares ..............................     (0.2)     (1.0)
Dividends paid to shareholders .............................       --      (1.5)
                                                              -------   -------
Net cash provided by financing activities ..................     19.8       8.0
                                                              -------   -------

Net change in cash and cash equivalents ....................      0.6      (1.0)
Cash and cash equivalents at beginning of period ...........      1.5       1.8
                                                              -------   -------
Cash and cash equivalents at end of period .................  $   2.1   $   0.8
                                                              =======   =======

                  See notes to condensed financial statements.

                                   MIDAS, INC.
      CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                  (In millions)

                                     Common Stock
                                          And                         Notes Receivable                            Comprehensive
                                    Paid-in Capital  Treasury Stock         From        Unamortized                   Income
                                    ---------------  ---------------    Common Stock    Restricted    Retained  -------------------
                                    Shares   Amount  Shares   Amount  Sold to Officers  Stock Awards  Earnings  Current  Cumulative
                                    ------   ------  ------   ------  ----------------  ------------  --------  -------  ----------
Fiscal year end 2001 .............   17.3    $22.3    (2.3)   $(53.0)      $(4.1)          $(2.5)     $184.6              $(7.2)
Purchase of treasury shares ......     --       --      --      (0.2)         --              --          --                 --
Stock option transactions ........     --     (0.1)     --       0.3          --              --          --                 --
Retirement of notes receivable
  from officers ..................     --       --      --        --         0.4              --          --                 --
Amortization of restricted stock
  awards .........................     --       --      --        --          --             0.5          --                 --
Net income .......................     --       --      --        --          --              --         5.8      $5.8       --
Other comprehensive income
  --foreign currency translation
    adjustments ..................     --       --      --        --          --              --          --       1.0      1.0
                                                                                                                  ----
Comprehensive income .............     --       --      --        --          --              --          --      $6.8       --
                                     ----    -----    ----    ------       -----           -----      ------      ====    -----
Fiscal second quarter end 2002 ...   17.3    $22.2    (2.3)   $(52.9)      $(3.7)          $(2.0)     $190.4              $(6.2)
                                     ====    =====    ====    ======       =====           =====      ======              =====

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended June 29, 2002 ("second quarter fiscal 2002") and June 30, 2001 ("second quarter fiscal 2001") and of its financial position as of June 29, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim fiscal 2002 and 2001 periods are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries ("Midas" or the "Company"). The unaudited condensed financial statements for the quarters ended June 29, 2002 and June 30, 2001 both cover a 13-week period, while the unaudited condensed financial statements for the six months ended June 29, 2002 and June 30, 2001 both cover a 26-week period.

Certain reclassifications have been made to the previously reported fiscal 2001 financial statements in order to provide consistency with the fiscal 2002 results. These reclassifications did not affect previously reported operating income, net income or earnings per share.

2.  Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                                    For the six months
                                                    ended fiscal June
                                                    ------------------
                                                     2002         2001
                                                    ------       -----
     Interest paid ..............................   $  4.0       $ 4.6
     Income tax refunds .........................     (3.0)       (7.8)
     Income taxes paid ..........................      0.3         4.2

3.  Inventories

Inventories, summarized by major classification, were as follows (in millions):

                                                  Fiscal       Fiscal
                                                   June       December
                                                   2002         2001
                                                -----------   --------
                                                (Unaudited)
     Raw materials and work in process ......   $   2.7       $    3.1
     Finished goods .........................     119.2          116.2
                                                -------       --------
                                                $ 121.9       $  119.3
                                                =======       ========

4.   Real Estate Sale and Leaseback Transaction

Midas owns retail properties throughout the United States that are leased to franchisees and operated as Midas shops. During the second quarter of fiscal 2002 the Company sold 77 of these properties to Realty Income Corporation, a publicly traded real estate investment trust (REIT), and realized approximately $39.6 million in net proceeds. Simultaneous to that sale, Midas leased these properties from Realty Income and the sites continue to be leased to Midas franchisees under currently existing leases. Because these properties will continue to generate rents to Midas, there will be no effect on revenues.

In accordance with the provisions of Statement of Financial Accounting Standards No. 98, "Accounting for Leases," the Company recorded a finance lease obligation on the balance sheet of $39.6 million, equal to the net sale price of the properties, and no gain on the sale was recognized. The properties remain on the balance sheet at their historic cost and will continue to be depreciated over the remainder of their useful lives. Annual lease payments of approximately $4.4 million will be made through the expiration of the lease in 2022.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

     Midas' cash and cash equivalents increased $0.6 million in the first six months of fiscal 2002.

     The Company's operating activities used net cash flow of $11.7 million during the first six months of fiscal 2002 compared to $7.0 million of cash flow generated in the first six months of fiscal 2001. The year-over-year change of $18.7 million was due to the $4.3 million decline in net income, partially offset by a $1.0 million increase in depreciation and amortization, and changes in working capital requiring $25.9 million in cash as compared to only $10.5 million required in 2001. The $15.4 million increase in working capital requirements relative to the same period in fiscal 2001 was primarily due to a $2.4 million reduction in accounts payable in the current year as compared to a $14.8 million increase in accounts payable during the comparable period in fiscal 2001, when growth in inventory to support new PWI locations was initially funded through vendor terms. Inventory was up slightly from December 2001, and accounts receivable experienced its normal seasonal increase.

     Investing activities used $7.5 million in cash during the first six months of fiscal 2002 compared to using $16.0 million during the comparable six month period one year ago. Fiscal 2002 investing activities consist primarily of ongoing systems development and capital expenditures to upgrade 72 company-operated shops acquired during the fourth quarter of fiscal 2001. In the first six months of fiscal 2001 investing activities consisted of $10.1 million in capital investments and $5.9 million in cash paid for acquired businesses. Capital investments of $10.1 million related to ongoing system projects, upgrade of acquired company-operated shops, expansion of the PWI wholesale network, and normal maintenance capital expenditures. The $5.9 million in cash paid to acquire businesses during the first six months of fiscal 2001 reflected the Company's purchase of the assets of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry point-of-sale software sold under the name R.O.Writer, as well as the acquisition of seven company-operated shops.

     Net cash generated by financing activities was $19.8 million in the first six months of fiscal 2002 compared to net cash generated of $8.0 million in the first six months of fiscal 2001. In the first six months of fiscal 2002, the cash was generated primarily through the sale of 77 owned properties during the fiscal second quarter. The Company sold these properties to Realty Income Corporation, a publicly traded real estate investment trust (REIT). Simultaneous to the sale, Midas leased these properties from Realty Income and the sites continue to be leased to Midas franchisees under currently existing leases. Midas received approximately $39.6 million in net proceeds from the transaction. Because these properties will continue to generate rents to Midas, there will be no effect on revenues. As a result of this transaction, the Company recorded a finance lease obligation on the balance sheet equal to the sale price and no gain on the sale of the properties was recognized. The properties remain on the balance sheet at their historic cost. Proceeds from this transaction were used to reduce borrowings under the Company's unsecured line of credit and to fund the working capital requirements of the business. In the first six months of fiscal 2001, $8.0 million in cash was generated primarily through an increase in borrowing on the Company's unsecured revolving line of credit, partially offset by the repayment of short-term borrowings and the payment of dividends to shareholders.

     The Company's existing unsecured line of credit facility expires in January 2003. All borrowings under the revolving line of credit have been reclassified from Long-Term Debt, as shown on the fiscal December 2001 balance sheet, to Current Portion of Long-Term Obligations for the fiscal June 2002 balance sheet. The Company suspended the payment of dividends to shareholders in 2002 and does not expect that it will resume dividend payments in the foreseeable future.

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

     The Company is in the process of structuring its balance sheet in order to support its strategic growth initiatives. This process includes the reduction of bank debt through the recently completed sale and leaseback of certain of the Company's owned properties, raising additional long-term funds and/or creating additional debt capacity, and the refinancing of the Company's existing unsecured revolving line of credit. Each of these financing activities is discussed in greater detail below:

     Sale and Leaseback of Owned Properties: Midas, Inc. owns retail properties throughout the United States that are leased to franchisees and operated as Midas shops. As mentioned above, during the second quarter of fiscal 2002 the Company sold 77 of these properties to Realty Income Corporation, a publicly traded real estate investment trust (REIT), and realized approximately $39.6 million in net proceeds. Simultaneous to that sale, Midas leased these properties from Realty Income and the sites continue to be leased to Midas franchisees under currently existing leases. Subsequent to the sale, Midas continues to own approximately 250 retail properties. As part of the Company's effort to finance its strategic growth initiatives, additional properties may be sold and leased-back.

     Other Long-Term Funding Alternatives: In order to fund the Company's strategic growth initiatives, the Company will likely require additional funds beyond levels that will be obtained through a new revolving line of credit. The Company is exploring a number of possibilities with regard to raising these incremental funds. Potential funding sources include, but are not limited to, raising additional secured or unsecured debt through a fixed principal long-term debt structure, the outright sale of real estate owned by Midas, additional sale and leaseback transactions, the mortgaging of certain of the Company's owned property portfolio, and the issuance of additional equity. These additional funding sources may incorporate higher interest rates and may include more restrictive covenants than existing funding sources.

     Revolving Line of Credit: The Company's existing $135 million unsecured revolving line of credit facility expires in January 2003. This facility enables the Company to borrow at variable interest rates with covenant restrictions principally based on Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and net worth. The Company's access to additional funds on this facility has decreased in the past year as a reduction in the Company's EBITDA on a rolling four quarters basis has led to reduced borrowing capacity under the terms of the facility. The Company is currently negotiating to secure a new revolving line of credit to replace the existing facility. The ultimate terms and size of the new facility will be dependent upon the outcome of the other activities discussed above.

     The future rollout of the Company's strategic growth initiatives is dependent upon the successful completion of the above-described financing activities. While the Company is in the process of revising its existing capital structure, there can be no assurances that the Company's future capital structure will satisfy all of the funding needs contemplated by the Company's planned growth initiatives. Further, there can be no assurances that any of the above-described funding sources will materialize in the foreseeable future. At present and in the foreseeable future a substantial portion of the Company's operating cash flow is expected to support the Company's growth initiatives and any debt service resulting from borrowings assumed to support such growth. Any material decline in the Company's EBITDA or operating cash flows from present levels could seriously impair the Company's ability to continue to execute on its growth plans.

     The Company believes that cash flow generated from operations and availability under its existing line of credit will be adequate to fund the growth in working capital and capital expenditures necessary to support ongoing operations until the recapitalization is complete. The Company's access to borrowings under its existing line of credit is dependent upon the Company's EBITDA and operating cash flow performance. A material decrease in EBITDA or operating cash flow from fiscal 2001 levels could result in increased borrowing costs, a decrease in the level of funds available under existing lines of credit, or an acceleration of debt repayment.

                              RESULTS OF OPERATIONS

       Second Quarter Fiscal 2002 Compared with Second Quarter Fiscal 2001

     The following is a summary of the Company's sales and revenues for the second quarter of fiscal 2002 and 2001: ($ Millions)

                                                        Percent            Percent
                                                2002    to Total    2001   to Total
                                                -----   -------    -----   --------
Replacement parts sales ..................      $49.9     55.3%    $58.2     66.1%
Company-operated shop retail sales .......       14.0     15.5       2.4      2.7
Royalties and license fees ...............       16.5     18.2      17.5     19.9
Real estate rental revenues ..............        9.5     10.5       9.6     10.9
Other ....................................        0.5      0.5       0.3      0.4
                                                -----    -----     -----    -----
Sales and revenues .......................      $90.4    100.0%    $88.0    100.0%
                                                =====    =====     =====    =====

     Sales and revenues for the second quarter of fiscal 2002 increased $2.4 million or 2.7% from the second quarter of fiscal 2001 to $90.4 million, as a decline in replacement part sales was offset by increased sales from company-operated shops.

     Replacement parts sales decreased $8.3 million to $49.9 million from $58.2 million in the second quarter of fiscal 2001. Replacement parts sales through the Company's traditional wholesale distribution channel declined 26%, driven mostly by continued erosion in demand for replacement exhaust systems and increased just-in-time parts sourcing by traditional wholesale customers. At the same time, replacement parts sales through the Company's PWI wholesale distribution channel, which serves the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, increased by 31%. Sales growth in the PWI channel reflects an expanded network of 75 PWI sites, compared with 56 sites in the same period a year earlier. The lines between the traditional wholesale business and PWI continue to blur as Midas dealers learn the benefits of just-in-time purchasing, resulting in lower in-shop inventory levels and lower purchases through the traditional wholesale channel.

     Within the retail auto service business, revenues from company-operated shops rose $11.6 million from the same period in fiscal 2001. The sales increase reflects an increase in the average number of shops in operation during the quarter. The number of company-operated shops was 110 at the end of the second quarter of 2002 versus 17 at the end of second quarter in fiscal 2001. Royalty revenues and license fees were down 5.7% from the second quarter of 2001 due to an increase in the number of company-operated shops, whose sales no longer generate royalty revenue, as well as modest declines in system-wide Midas retail sales. Revenues from real estate rentals declined slightly.

     Cost of sales and revenues for the second quarter of 2002 declined $4.5 million or 9.3% versus the second quarter of 2001. Cost of sales and revenues as a percent of total sales and revenues decreased to 48.8% in fiscal 2002 from 55.2% in fiscal 2001. This improvement was due to the increase in higher-margin retail sales from company-operated shops, as well as continuing improvement in PWI wholesale margins resulting from a more favorable product mix.

     Selling, general and distribution expenses for the first quarter of 2002 increased $11.1 million, or 42.5% from 2001 to $37.2 million. This increase consists of incremental operating expenses associated with 93 additional company-operated shops and 19 additional PWI sites, partially offset by lower operating expenses associated with sales declines in the traditional wholesale parts distribution business and lower corporate administrative expense as a result of actions taken to reduce corporate staff in January 2002. As a result of these factors, selling, general and distribution expenses as a percentage of total sales and revenues increased from 29.7% in the second quarter of fiscal 2001 to 41.1% in the second quarter of fiscal 2002.

     As a result of the above changes, operating income declined $4.2 million from $13.3 million in the second quarter of 2001 to $9.1 million in the second quarter of 2002. These changes caused a decrease in operating income margin from 15.1% in the second quarter of 2001 to 10.1% in the second quarter of 2002.

     Interest expense increased from $2.2 million in the second quarter of 2001 to $2.7 million in the second quarter of 2002 as a result of higher debt levels associated with funding the Company's expansion of its company-operated shop and PWI businesses over the past year.

     The Company's effective tax rate for the second quarter of both fiscal 2001 and fiscal 2002 was 38.9%.

     As a result of the above items, net income decreased $2.8 million from $6.9 million in the second quarter of 2001 to $4.1 million in the second quarter of 2002.

                Six Months Ended Fiscal June 2002 Compared With
                       Six Months Ended Fiscal June 2001

     The following is a summary of the Company's sales and revenues for the six months ended fiscal June 2002 and 2001, respectively: ($ Millions)


                                                            Percent            Percent
                                                   2002    to Total    2001    to Total
                                                  ------   --------   ------   --------
    Replacement parts sales ................       $93.3     54.3%    $108.9     65.5%
    Company-operated shop retail sales .....        27.8     16.2        4.1      2.5
    Royalties and license fees .............        30.9     18.0       33.3     20.1
    Real estate rental revenues ............        18.9     11.0       19.2     11.5
    Other ..................................         0.9      0.5        0.7      0.4
                                                  ------    -----     ------    -----
    Sales and revenues .....................      $171.8    100.0%    $166.2    100.0%
                                                  ======    =====     ======    =====

     Sales and revenues for the first six months of fiscal 2002 increased $5.6 million or 3.4% from the first six months of fiscal 2001 to $171.8 million, as a decline in replacement part sales was offset by increased sales from company-operated shops.

     Replacement parts sales decreased $15.6 million to $93.3 million from $108.9 million in the first six months of fiscal 2001. Replacement parts sales through the Company's traditional wholesale distribution channel declined 28%. This performance, as mentioned above, was driven mostly by continued erosion in demand for replacement exhaust systems and increased just-in-time parts sourcing by traditional wholesale customers. At the same time, replacement parts sales through the Company's PWI wholesale distribution channel, which serves the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, increased by 48%. Sales growth in the PWI channel reflects an expanded network of PWI sites compared with the same period a year earlier.

     Within the retail auto service business, revenues from company-operated shops rose $23.7 million from the same period in fiscal 2001. The sales increase reflects an increase in the average number of shops in operation during the six month period. Royalty revenues and license fees were down 7.2% from the first half of 2001 due to an increase in the number of company-operated shops, as well as a modest decline in system-wide Midas retail sales. Revenues from real estate rentals declined slightly.

     Cost of sales and revenues for the first six months of 2002 declined $4.9 million or 5.4% versus the first six months of 2001. Cost of sales and revenues as a percent of total sales and revenues decreased to 49.5% in fiscal 2002 from

54.1% in fiscal 2001. This improvement was due to the increase in higher-margin retail sales from company-operated shops, as well as continuing improvement in PWI wholesale margins resulting from a more favorable product mix.

         Selling, general and distribution expenses for the first six months of 2002 increased $16.6 million, or 29.8% from 2001 to $72.3 million. This increase consists of incremental operating expenses associated with additional company-operated shops and additional PWI sites, partially offset by lower operating expenses associated with sales declines in the traditional wholesale parts distribution business and lower corporate administrative expense as a result of actions taken to reduce corporate staff in January 2002. As a result of these factors, selling, general and distribution expenses as a percentage of total sales and revenues increased from 33.5% in the first six months of fiscal 2001 to 42.1% in the first six months of fiscal 2002.

         As a result of the above changes, operating income declined $6.1 million from $20.6 million in the first six months of 2001 to $14.5 million in the first six months of 2002. These changes caused a decrease in operating income margin from 12.4% in the first six months of 2001 to 8.4% in the first six months of 2002.

         Interest expense increased from $4.5 million in the first six months of 2001 to $5.3 million in the first six months of 2002 as result of higher debt levels associated with funding the Company's expansion of its company-operated shop and PWI businesses over the past year.

         The Company's effective tax rate for the first six months of both fiscal 2001 and fiscal 2002 was 38.9%.

         As a result of the above items, net income decreased $4.3 million from $10.1 million in the first six months of 2001 to $5.8 million in the first six months of 2002.

NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted the provisions of SFAS No. 142 in the third quarter of fiscal 2001 for new acquisitions. The Company adopted the provisions of SFAS No. 142 for previously acquired intangibles in the first quarter of fiscal 2002. The adoption of SFAS No. 142 did not have a material effect on the Company's results of operations or financial position. The amortization of goodwill in the first six months of fiscal 2001 was approximately $177 thousand.

         On January 1, 2002 the Company adopted SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. The adoption of SFAS No. 144 did not have any impact on the Company's financial statements.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Shareholders was held on May 9, 2002.

(b)  Not Applicable.

(c) At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of two directors to serve until the 2005 Annual Meeting of Shareholders, (2) the consideration of a proposal to approve the Midas, Inc. Directors' Deferred Compensation Plan, and (3) the approval of independent auditors. The voting results were as follows:

     (1) Each nominee for Director was elected by a vote of the shareholders as follows:

            Director                            For                  Withheld
            --------                         ----------             ----------
            Thomas L. Bindley                13,352,437               394,901
            Robert R. Schoeberl              13,353,228               394,110


          Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

                Term Expiring in 2003     Term Expiring in 2004
                ---------------------     ---------------------
                   Herbert M. Baum          Wendel H. Province
                 Jarobin Gilbert, Jr.         Archie R. Dykes


     (2) The proposal to approve the Midas, Inc. Directors' Deferred Compensation Plan was approved by shareholders as follows:

                For                 Against              Abstain
            ------------         ------------          ------------
             13,159,481             523,831               64,026



     (3) The proposal to approve the appointment of KPMG LLP as independent auditors was approved by shareholders as follows:

                For                 Against              Abstain
            ------------         ------------          ------------
             13,501,203             222,761               23,374

(d)  Not Applicable.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 12, 2002:                          /s/ William M. Guzik
                                                   -----------------------------
                                                   William M. Guzik
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                                   /s/ James M. Haeger, Jr.
                                                   -----------------------------
                                                   James M. Haeger, Jr.
                                                   Vice President and Controller