Form 10-Q
period 2002-09-28
MIDAS INC
filed 2002-11-12
CIK 1046131

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of September 28, 2002 was 14,976,099.

PART 1.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                                   MIDAS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
           (In millions, except for earnings and dividends per share)

                                                             For the quarter       For the nine months
                                                         ended fiscal September   ended fiscal September
                                                         ----------------------   ----------------------
                                                            2002        2001         2002        2001
                                                            ----        ----         ----        ----
                                                         (13 Weeks)  (13 Weeks)   (39 Weeks)  (39 Weeks)

Sales and revenues ..................................      $86.4       $85.9        $258.2      $252.1
Cost of sales and revenues ..........................       41.5        46.5         126.5       136.4
                                                           -----       -----        ------      ------
     Gross profit ...................................       44.9        39.4         131.7       115.7
Selling, general, and distribution expenses .........       36.4        28.8         108.7        84.5
Special charges .....................................        4.3          --           4.3          --
                                                           -----       -----        ------      ------
     Operating income ...............................        4.2        10.6          18.7        31.2

Interest expense ....................................       (3.0)       (2.1)         (8.4)       (6.6)

Other income, net ...................................        0.6          --           0.9         0.4
                                                           -----       -----        ------      ------
     Income before taxes ............................        1.8         8.5          11.2        25.0
Income taxes ........................................        0.7         3.3           4.4         9.7
                                                           -----       -----        ------      ------
     Net income .....................................      $ 1.1       $ 5.2        $  6.8      $ 15.3
                                                           =====       =====        ======      ======
Earnings per share:
  Basic .............................................      $ .07       $ .35        $  .46      $ 1.02
                                                           =====       =====        ======      ======
  Diluted ...........................................      $ .07       $ .35        $  .46      $ 1.02
                                                           =====       =====        ======      ======

Dividends per common share ..........................      $ .00       $ .00        $  .00      $  .08
                                                           =====       =====        ======      ======

Average number of shares
     Common shares outstanding ......................       15.0        14.9          15.0        14.9
     Equivalent shares on outstanding stock options .         .0          .0            .0          .0
                                                           -----       -----        ------      ------
     Shares applicable to diluted earnings ..........       15.0        14.9          15.0        14.9
                                                           =====       =====        ======      ======

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                            CONDENSED BALANCE SHEETS
                                  (In millions)

                                                                           Fiscal     Fiscal
                                                                          September  December
                                                                            2002       2001
                                                                            ----       ----
                                                                        (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents ........................................    $    2.5   $    1.5
   Receivables, net .................................................        60.3       44.9
   Inventories ......................................................       128.8      119.3
   Other current assets .............................................        29.1       26.8
                                                                         --------   --------
      Total current assets ..........................................       220.7      192.5
Property and equipment, net .........................................       166.9      171.7
Goodwill ............................................................        20.1       19.8
Other assets ........................................................        17.2       19.1
                                                                         --------   --------
      Total assets ..................................................    $  424.9   $  403.1
                                                                         ========   ========
Liabilities and Equity:
Current liabilities:
   Short-term debt ..................................................    $     --   $    0.1
   Current portion of long-term obligations .........................        87.7       16.0
   Accounts payable .................................................        50.1       56.7
   Accrued expenses .................................................        28.0       33.3
                                                                         --------   --------
      Total current liabilities .....................................       165.8      106.1
Long-term debt ......................................................        30.0      118.0
Obligations under capital leases ....................................         7.6        8.2
Finance lease obligation ............................................        38.6         --
Deferred income taxes and other liabilities .........................        31.3       30.7
                                                                         --------   --------
      Total liabilities .............................................       273.3      263.0
                                                                         --------   --------
Shareholders' equity:
  Common stock ($.001 par value, 100 million shares authorized;
    17.3 million shares issued) and paid-in capital .................        22.8       22.3
  Treasury stock, at cost (2.3 million shares and 2.3 million shares)       (55.0)     (53.0)
  Notes receivable from common stock sold to officers ...............          --       (4.1)
  Unamortized restricted stock awards ...............................        (0.7)      (2.5)
  Retained income ...................................................       191.4      184.6
  Cumulative other comprehensive income (loss) ......................        (6.9)      (7.2)
                                                                         --------   --------
    Total shareholders' equity ......................................       151.6      140.1
                                                                         --------   --------
      Total liabilities and equity ..................................    $  424.9   $  403.1
                                                                         ========   ========

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In millions)

                                                               For the nine months
                                                              ended fiscal September
                                                              ----------------------
                                                                 2002      2001
                                                                 ----      ----
Cash flows from operating activities:
Net income .................................................   $   6.8    $  15.3
Adjustments reconciling net income to
   net cash provided by (used in) operating activities:
     Depreciation and amortization .........................      12.3       11.4
     Changes in assets and liabilities, exclusive of effects
       of acquisitions and dispositions ....................     (30.8)      (9.7)
                                                               -------    -------
Net cash provided by (used in) operating activities ........     (11.7)      17.0
                                                               -------    -------

Cash flows from investing activities:
Capital investments ........................................      (8.7)     (18.1)
Cash paid for acquired businesses ..........................      (0.4)      (8.3)
                                                               -------    -------
Net cash used in investing activities ......................      (9.1)     (26.4)
                                                               -------    -------

Cash flows from financing activities:
Short-term borrowing repayments, net .......................      (0.1)      (3.2)
Long-term debt borrowings (repayments) .....................     (17.1)      14.1
Finance lease obligation borrowings ........................      39.4         --
Payment of obligations under capital leases ................      (0.6)      (0.6)
Cash received for common stock .............................       0.4        0.3
Cash paid for treasury shares ..............................      (0.2)      (1.3)
Dividends paid to shareholders .............................        --       (1.5)
                                                               -------    -------
Net cash provided by financing activities ..................      21.8        7.8
                                                               -------    -------

Net change in cash and cash equivalents ....................       1.0       (1.6)
Cash and cash equivalents at beginning of period ...........       1.5        1.8
                                                               -------    -------
Cash and cash equivalents at end of period .................   $   2.5    $   0.2
                                                               =======    =======

                  See notes to condensed financial statements.

                                   MIDAS, INC.
      CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                  (In millions)

                                                                               Notes
                                                                            Receivable
                                        Common Stock                           From
                                             And                              Common   Unamortized                 Comprehensive
                                       Paid-in Capital   Treasury Stock       Stock     Restricted                    Income
                                      ----------------   ---------------     Sold to      Stock     Retained       -------------
                                      Shares    Amount   Shares    Amount    Officers    Awards     Earnings    Current  Cumulative
                                      ------    ------   ------    ------    --------  -----------  --------    -------  ----------
Fiscal year end 2001 ...............   17.3     $22.3    (2.3)    $(53.0)      $(4.1)    $(2.5)      $184.6              $(7.2)
Purchase of treasury shares ........     --        --      --       (0.2)         --        --           --                 --
Stock option transactions ..........     --      (0.1)     --        0.3          --        --           --                 --
Forfeiture of restricted stock
  awards ...........................     --       0.6      --       (2.1)         --       1.5           --                 --
Retirement of notes receivable
  from officers ....................     --        --      --         --         1.2        --           --                 --
Reclassification of notes receivable
  due to officer resignation .......     --        --      --         --         2.5        --           --                 --
Reserve for collectibility of
  officer notes ....................     --        --      --         --         0.4        --           --                 --
Amortization of restricted stock
  Awards ...........................     --        --      --         --          --       0.3           --                 --
Net income .........................     --        --      --         --          --        --          6.8     $6.8        --
Other comprehensive income
  --foreign currency translation
     adjustments ...................     --        --      --         --          --        --           --      0.3       0.3
                                                                                                                ----
Comprehensive income ...............     --        --      --         --          --        --           --     $7.1        --
                                       ----     -----    ----     ------       -----     -----       ------     ====     -----
Fiscal third quarter end 2002 ......   17.3     $22.8    (2.3)    $(55.0)      $  --     $(0.7)      $191.4              $(6.9)
                                       ====     =====    ====     ======       =====     =====       ======              =====

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 28, 2002 ("third quarter fiscal 2002") and September 29, 2001 ("third quarter fiscal 2001") and of its financial position as of September 28, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim fiscal 2002 and 2001 periods are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries ("Midas" or the "Company"). The unaudited condensed financial statements for the quarters ended September 28, 2002 and September 29, 2001 both cover a 13-week period, while the unaudited condensed financial statements for the nine months ended September 28, 2002 and September 29, 2001 both cover a 39-week period.

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

2. Supplemental Cash Flow Activity

Net cash provided by operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                              For the nine months
                                            ended fiscal September
                                            ----------------------
                                               2002         2001
                                               ----         ----
Interest paid .......................       $   7.2      $   5.5
Income tax refunds ..................          (3.0)        (7.9)
Income taxes paid ...................           3.4          5.4

3.  Inventories

Inventories, summarized by major classification, were as follows (in millions):

                                              Fiscal       Fiscal
                                             September    December
                                               2002         2001
                                               ----         ----
                                           (Unaudited)
Raw materials and work in process ...       $   2.2      $   3.1
Finished goods ......................         126.6        116.2
                                            -------      -------
                                            $ 128.8      $ 119.3
                                            =======      =======

                                   MIDAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

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

5. Special Charges

     The Company recorded special charges of $4.3 million during the third quarter of fiscal 2002. The charges include a reserve against loans granted in 1999 to certain current and former executives to purchase Midas shares, executive separation costs for the Company's former Chief Executive Officer and former Chief Information Officer, and expenses associated with the closure of one regional distribution center. The note associated with the 1999 loan to the former Chief Executive Officer to purchase Midas shares has been reclassified to Receivables and Other Assets, net of reserves.

6. Debt Agreement

     At of the end of the third quarter of fiscal 2002, the Company was in technical violation of the leverage covenant on its existing unsecured line of credit facility which expires on January 29, 2003. The violation occurred as a result of a step-down in the maximum leverage ratio allowable under the terms of the facility as it approaches maturity. The bank group has amended the agreement and has waived the violation through maturity. As part of this amendment, the Company also agreed to reduce the size of the facility from $135 million to $100 million. As of the end of the third quarter of fiscal 2002, the Company had outstanding borrowings under the line of credit facility of $71.1 million. The Company has granted the bank group a security interest in certain domestic assets for advances under the facility above $87.5 million. The first $87.5 million in advances under the facility remain unsecured.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

     Midas' cash and cash equivalents increased $1.0 million in the first nine months of fiscal 2002.

     The Company's operating activities used net cash flow of $11.7 million during the first nine months of fiscal 2002 compared to $17.0 million of cash flow generated in the first nine months of fiscal 2001. The year-over-year change of $28.7 million was due to the $8.5 million decline in net income, partially offset by a $0.9 million increase in depreciation and amortization, and changes in assets and liabilities requiring $30.8 million in cash as compared to only $9.7 million required in 2001. The $30.8 million change in assets and liabilities during the current year (use of cash) consists primarily of a $15.4 million increase in accounts receivable based on the seasonality of the business, a $9.5 million increase in inventory related to the expansion of product lines, and a $6.6 million reduction in accounts payable due to the expiration of vendor terms granted to support the 2001 growth in inventory. The fiscal 2001 change in assets and liabilities of $9.7 million (use of cash) consists primarily of a $9.7 million increase in accounts receivable, a $33.6 million increase in inventory related to the growth of Parts Warehouse, Inc. and expansion of product lines, offset by an $18.9 million increase in accounts payable, a $12.2 million increase in income taxes payable due to an overpayment in the prior year, and a $4.0 million increase in accrued expenses.

     Investing activities used $9.1 million in cash during the first nine months of fiscal 2002 compared to using $26.4 million during the comparable nine month period one year ago. Fiscal 2002 investing activities consist primarily of ongoing systems development and capital expenditures to upgrade 72 company-operated shops acquired during the fourth quarter of fiscal 2001. In the first nine months of fiscal 2001, investing activities consisted of $18.1 million in capital investments and $8.3 million in cash paid for acquired businesses. Capital investments of $18.1 million related to ongoing system projects, upgrade of acquired company-operated shops, expansion of the PWI wholesale network, and normal maintenance capital expenditures. The $8.3 million in cash paid to acquire businesses during the first nine months of fiscal 2001 reflected the Company's purchase of the assets of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry point-of-sale software sold under the name R.O.Writer, as well as the acquisition of 26 company-operated shops.

     Net cash generated by financing activities was $21.8 million in the first nine months of fiscal 2002 compared to net cash generated of $7.8 million in the first nine months of fiscal 2001. In the first nine months of fiscal 2002, the cash was generated primarily through the sale of 77 owned properties during the fiscal second quarter. The Company sold these properties to Realty Income Corporation, a publicly traded real estate investment trust (REIT). Simultaneous to the sale, Midas leased these properties from Realty Income and the sites continue to be leased to Midas franchisees under currently existing leases. Midas received approximately $39.6 million in net proceeds from the transaction. Because these properties will continue to generate rents to Midas, there will be no effect on revenues. As a result of this transaction, the Company recorded a finance lease obligation on the balance sheet equal to the sale price and no gain on the sale of the properties was recognized. The properties remain on the balance sheet at their historic cost and will continue to be depreciated over the remainder of their useful lives. Proceeds from this transaction were used to reduce borrowings under the Company's unsecured line of credit and to fund the working capital requirements of the business. In the first nine months of fiscal 2001, $7.8 million in cash was generated primarily through an increase in borrowing on the Company's unsecured revolving line of credit, partially offset by the repayment of short-term borrowings and the payment of dividends to shareholders. The Company suspended the payment of dividends to shareholders in fiscal 2002 and does not expect that it will resume dividend payments in the foreseeable future.

     The Company is in the process of re-evaluating its overall strategic direction. All significant capital investments have been halted while the Company completes this review. As part of this process, the Company is exploring specific strategic options for its wholesale parts distribution business. Alternatives under consideration include, but are not limited to: reducing the number of warehouses, outsourcing parts warehousing and distribution, entering into long-term distribution agreements with other parts distributors, outsourcing manufacturing of certain exhaust products, and the possible sale of certain wholesale business assets.

     Throughout 2002, the Company has been structuring its balance sheet to provide flexibility for its ultimate strategy. This process includes the reduction of bank debt through the recently completed sale and leaseback of certain of the Company's owned properties, and creating additional debt capacity through a refinancing of the Company's existing debt.

     The Company's existing unsecured line of credit facility expires on January 29, 2003. All borrowings under the line of credit have been reclassified from Long-Term Debt, as shown on the fiscal December 2001 balance sheet, to Current Portion of Long-Term Obligations for the fiscal September 2002 balance sheet. As of the end of the third quarter of fiscal 2002, the Company was in technical violation of the leverage covenant on this unsecured line of credit. The violation occurred as a result of a step-down in the maximum leverage ratio allowable under the terms of the facility as it approaches maturity. The bank group has amended the agreement and has waived the violation through maturity. As part of this amendment, the Company also agreed to reduce the size of the facility from $135 million to $100 million. As of the end of the third quarter of fiscal 2002, the Company had outstanding borrowings under the line of credit facility of $71.1 million. The Company has granted the bank group a security interest in certain domestic assets for advances under the facility above $87.5 million. The first $87.5 million in advances under the facility remain unsecured.

     The Company has signed a term sheet with an asset-based lender for a new credit facility. The proposed facility consists of a term loan and a revolving line of credit. The facility will be secured by substantially all of the Company's assets, including accounts receivable, inventory, real estate, and trademarks. Availability under the term loan and revolving line of credit will be based upon appraisals of the Company's assets, which are currently under way.

     At the same time, the Company is in discussions with its existing bank group on an extension of its existing line of credit facility. It is anticipated that any such extension would also be secured, and would require a restructuring of the Company's current $45 million unsecured private placement notes. This extension would only be necessary if the new asset-based facility cannot be closed before the January 29, 2003 expiration of the existing facility.

     It is the Company's intention to re-finance its debt before the end of the current fiscal year. However, as capital market conditions can change, there can be no assurances that such a re-financing will occur.

                              RESULTS OF OPERATIONS

        Third Quarter Fiscal 2002 Compared with Third Quarter Fiscal 2001

     The following is a summary of the Company's sales and revenues for the third quarter of fiscal 2002 and 2001: ($ Millions)


                                                          Percent              Percent
                                                 2002    To Total      2001    to Total
                                                 ----    --------      ----    --------
     Replacement parts sales ................  $  47.8     55.3%     $  54.8     63.7%
     Company-operated shop retail sales .....     13.2     15.3          3.8      4.4
     Royalties and license fees .............     16.0     18.5         17.3     20.2
     Real estate rental revenues ............      9.1     10.5          9.5     11.0
     Other ..................................      0.3      0.4          0.5      0.7
                                               -------    ------     -------    ------
     Sales and revenues .....................  $  86.4    100.0%     $  85.9    100.0%
                                               =======    ======     =======    ======

     Sales and revenues for the third quarter of fiscal 2002 increased $0.5 million or 0.6% from the third quarter of fiscal 2001 to $86.4 million, as a decline in replacement part sales was offset by increased sales from company-operated shops.

     Replacement parts sales decreased $7.0 million to $47.8 million in the third quarter of fiscal 2002 from $54.8 million in the third quarter of fiscal 2001. Replacement parts sales through the Company's traditional wholesale distribution channel declined 23%, driven mostly by continued erosion in demand for replacement exhaust systems and increased just-in-time parts sourcing by traditional wholesale customers. At the same time, replacement parts sales through the Company's PWI wholesale distribution channel, which serves the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, increased by 23%. Sales growth in the PWI channel reflects an expanded network of 76 PWI sites, compared with 70 sites at the end of the same period a year earlier. The lines between the traditional wholesale business and PWI continue to blur as Midas dealers increasingly utilize just-in-time purchasing, resulting in lower in-shop inventory levels and lower purchases through the traditional wholesale channel.

     Within the retail auto service business, revenues from company-operated shops rose $9.4 million from the same period in fiscal 2001. The sales increase reflects an approximate increase of 0.4% in comparable shop sales, and an increase in the average number of shops in operation during the quarter. The number of company-operated shops was 110 at the end of the third quarter of 2002 versus 36 at the end of third quarter in fiscal 2001. Royalty revenues and license fees were down 7.5% from the third quarter of 2001 due to an increase in the number of company-operated shops, whose sales no longer generate royalty revenue, as well as a decline of approximately 3.2% in system-wide comparable shop Midas retail sales. Revenues from real estate rentals declined slightly.

     The Company's gross profit margin increased from 45.9% in the third quarter of fiscal 2001 to 52.0% in the third quarter of fiscal 2002. This improvement was due to the increase in higher-margin retail sales from company-operated shops, as well as improvement in margins on the sale of replacement parts.

     Selling, general and distribution expenses for the third quarter of 2002 increased $7.6 million, or 26.4% from 2001 to $36.4 million. This increase consists of incremental operating expenses associated with 74 additional company-operated shops and 6 additional PWI sites, as well as unusually high medical claim expenses experienced during the quarter. Partially offsetting these higher costs were lower operating expenses associated with sales declines in the traditional wholesale parts distribution business and lower corporate administrative expenses resulting from action taken to reduce corporate staff in January 2002. As a result of these factors, selling, general and distribution expenses as a percentage of total sales and revenues increased from 33.5% in the third quarter of fiscal 2001 to 42.1% in the third quarter of fiscal 2002.

     Additionally, the Company recorded special charges of $4.3 million during the third quarter of 2002. The charges reflect one-time expenses associated with the closure of one regional distribution center, executive separation expenses for the Company's former Chief Executive Officer and former Chief Information Officer, and a reserve against loans that had been granted to certain current and former executives in 1999 to purchase Midas shares.

     As a result of the above changes, operating income declined $6.4 million from $10.6 million in the third quarter of 2001 to $4.2 million in the third quarter of 2002. These changes caused a decrease in operating income margin from 12.3% in the third quarter of 2001 to 4.9% in the third quarter of 2002.

     Interest expense increased from $2.1 million in the third quarter of 2001 to $3.0 million in the third quarter of 2002 as a result of higher debt levels associated with funding the Company's expansion of its company-operated shop and PWI businesses over the past year.

     The Company's effective tax rate for the third quarter of both fiscal 2001 and fiscal 2002 was 38.9%.

     As a result of the above items, net income decreased $4.1 million from $5.2 million in the third quarter of 2001 to $1.1 million in the third quarter of 2002.

              Nine Months Ended Fiscal September 2002 Compared With
                     Nine Months Ended Fiscal September 2001

     The following is a summary of the Company's sales and revenues for the nine months ended fiscal September 2002 and 2001, respectively: ($ Millions)

                                                      Percent            Percent
                                              2002   To Total     2001  to Total
                                              ----   --------     ----  --------
      Replacement parts sales ..........   $  141.1    54.6%   $  163.7    64.9%
      Company-operated shop retail sales       41.0    15.9         7.9     3.1
      Royalties and license fees .......       46.9    18.2        50.6    20.1
      Real estate rental revenues ......       28.0    10.8        28.6    11.4
      Other ............................        1.2     0.5         1.3     0.5
                                           --------   ------   --------   ------
      Sales and revenues ...............   $  258.2   100.0%   $  252.1   100.0%
                                           ========   ======   ========   ======

     Sales and revenues for the first nine months of fiscal 2002 increased $6.1 million or 2.4% from the first nine months of fiscal 2001 to $258.2 million, as a decline in replacement part sales was offset by increased sales from company-operated shops.

     Replacement parts sales for the first nine months of fiscal 2002 decreased $22.6 million to $141.1 million from $163.7 million in the first nine months of fiscal 2001. Replacement parts sales through the Company's traditional wholesale distribution channel declined 26%. This performance, as mentioned above, was driven mostly by continued erosion in demand for replacement exhaust systems and increased just-in-time parts sourcing by traditional wholesale customers. At the same time, replacement parts sales through the Company's PWI wholesale distribution channel, which serves the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, increased by 38%. Sales growth in the PWI channel reflects an expanded network of PWI sites compared with the same period a year earlier.

     Within the retail auto service business, revenues from company-operated shops rose $33.1 million from the same period in fiscal 2001. The sales increase primarily reflects a substantial increase in the average number of shops in operation during the nine-month period. Royalty revenues and license fees were down 7.3% from the first nine months of 2001 due to an increase in the number of company-operated shops, whose sales no longer generate royalty revenue, as well as a decline of approximately 3.3% in system-wide comparable shop Midas retail sales. Revenues from real estate rentals declined slightly.

     The Company's gross profit margin increased from 45.9% in the first nine months of fiscal 2001 to 51.0% in the first nine months of fiscal 2002. This improvement was due to the increase in higher-margin retail sales from company-operated shops, as well as improvement in margins on replacement part sales as a result of a more favorable product and customer mix in the Company's PWI sales channel.

     Selling, general and distribution expenses for the first nine months of 2002 increased $24.2 million, or 28.6% from 2001 to $108.7 million. This increase consists of incremental operating expenses associated with additional company-operated shops and PWI sites, as well as unusually high medical claim expenses experienced during the third quarter. Partially offsetting these higher costs were lower operating expenses associated with sales declines in the traditional wholesale parts distribution business and lower corporate administrative expense resulting from action taken to reduce corporate staff in January 2002. As a result of these factors, selling, general and distribution expenses as a percentage of total sales and revenues increased from 33.5% in the first nine months of fiscal 2001 to 42.1% in the first nine months of fiscal 2002.

     Additionally, as mentioned above, the Company recorded special charges of $4.3 million during the third quarter of 2002. The charges reflect one-time expenses associated with the closure of one regional distribution center, executive separation expenses for the Company's former Chief Executive Officer and former Chief Information Officer, and a reserve against loans that had been granted to certain current and former executives in 1999 to purchase Midas shares.

     As a result of the above changes, operating income declined $12.5 million from $31.2 million in the first nine months of 2001 to $18.7 million in the first nine months of 2002. These changes caused a decrease in operating income margin from 12.4% in the first nine months of 2001 to 7.2% in the first nine months of 2002.

     Interest expense increased from $6.6 million in the first nine months of 2001 to $8.4 million in the first nine months of 2002 as result of higher debt levels associated with funding the Company's expansion of its company-operated shop and PWI businesses over the past year.

     The Company's effective tax rate for the first nine months of both fiscal 2001 and fiscal 2002 was 38.9%.

     As a result of the above items, net income decreased $8.5 million from $15.3 million in the first nine months of 2001 to $6.8 million in the first nine months of 2002.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted the provisions of SFAS No. 142 in the third quarter of fiscal 2001 for new acquisitions. The Company adopted the provisions of SFAS No. 142 for previously acquired intangibles in the first quarter of fiscal 2002. The adoption of SFAS No. 142 did not have a material effect on the Company's results of operations or financial position. The amortization of goodwill in the first nine months of fiscal 2001 was approximately $271 thousand.

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

     The Company's results of operations and the forward-looking statements could be affected by, among others things: general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management's internal operating plans; the timing and magnitude of capital expenditures; the Company's ability to access debt and equity markets, including the proposed refinancing discussed in Part I, Item 2.; economic and market conditions in the U.S. and worldwide; currency exchange rates; changes in consumer spending levels and demand for new products and services; cost and availability of raw materials; and overall competitive activities. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


(b) Changes in internal controls.

     During the past four years, the Company has been in the process of implementing an enterprise resource planning ("ERP") system on a company-wide basis. At the same time, the Company has been developing and implementing a new point-of-sale ("POS") system for use in its company-operated shops and Parts Warehouse, Inc. locations. As we believe is the case in most system changes, the implementation of these systems has necessitated changes in operating policies and procedures and the related internal controls and their method of application. We believe that throughout this implementation, the company has maintained internal accounting control systems that are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and which produce records adequate for preparation of financial information.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

     4.11 Amendment No. 6, dated as of November 12, 2002, to $200,000,000 Credit Agreement dated as of January 22, 1998.

     10.12 Separation Agreement with former Chief Information Officer

     10.13 Separation Agreement with former Chairman and Chief Executive
           Officer.

     10.14 Compensation Agreement with non-executive Chairman.

     10.15 Compensation Agreement with President and acting Chief Executive Officer.

     10.16 Form of Retention Program Agreement (Messrs. Guzik, Shaneyfelt, Warzecha, Marr)

     99.1 Certification of fiscal third quarter 2002 financial statements pursuant to 18 U.S.C. ss. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)     Reports on Form 8-K

     During the third quarter of fiscal 2002, Midas filed two reports on form 8-K with the Securities and Exchange Commission reporting matters under Item 5:

     1. The Company filed an 8-K dated August 13, 2002, reporting the certification of fiscal second quarter 2002 financial statements pursuant to 18 U.S.C. ss. 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     2. The Company filed an 8-K dated September 23, 2002, reporting that Chairman and Chief Executive Officer Wendel H. Province had resigned as an officer and director of the Company, and that Robert R. Schoeberl had been named to the post of non-executive Chairman of the Board, and Gary B. Vonk had been named President and acting Chief Executive Officer. The Company also provided its outlook on the third quarter 2002 financial results.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002:                           /s/Gary B. Vonk
                                                   -----------------------------
                                                   Gary B. Vonk
                                                   President and acting
                                                   Chief Executive Officer

                                                   /s/William M. Guzik
                                                   -----------------------------
                                                   William M. Guzik
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                                   /s/James M. Haeger, Jr.
                                                   -----------------------------
                                                   James M. Haeger, Jr.
                                                   Vice President and Controller

                                 CERTIFICATIONS

I, Gary B. Vonk, President and acting Chief Executive Officer of Midas, Inc. (the registrant), certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Midas, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Midas as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect Midas's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002:                              /s/Gary B. Vonk
                                                         -----------------------
                                                         Gary B. Vonk
                                                         President and acting
                                                         Chief Executive Officer


I, William M. Guzik, Senior Vice President and Chief Financial Officer of Midas, Inc. (the registrant), certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Midas, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Midas as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect Midas's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002:                               /s/William M. Guzik
                                                       -------------------------
                                                       William M. Guzik
                                                       Senior Vice President and
                                                       Chief Financial Officer