Form 10-K
period 2002-12-28
MIDAS INC
filed 2003-03-28
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

OR

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number: 01-13409

Midas, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4180556 (Employer Identification No.)
1300 Arlington Heights Road, Itasca, Illinois (Address of Principal Executive Offices)	60143 (Zip Code)

(630) 438-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in  Rule 12b-2).    YES  ☒    NO  ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $185.7 million.

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of March 15, 2003 was 15,040,374.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of the Registrant (the “2003 Proxy Statement”) are incorporated by reference into  Part III.

PART I

Item 1.     Business

As used herein, and except where the context otherwise requires, the terms “Midas” and the “Company” include Midas, Inc. and its consolidated subsidiaries. References to fiscal years are to years ended December 28, 2002, December 29, 2001 and December 30, 2000.

Background

Midas is among the world’s largest and most recognized providers of automotive aftermarket services, with over 2,700 Midas shops globally, leading market positions in core retail service offerings and strong brand equity. Midas retail shops, which are operated by the Company, its franchisees and licensees, offer a comprehensive array of automotive repair and maintenance services. As of December 28, 2002 there were 1,959 North American shops located in all 50 U.S. states and all 10 Canadian provinces. The Company believes it has the largest share of the U.S. automotive aftermarket service industry (excluding tires, collision parts and heavy duty trucks). Midas enjoys strong brand recognition, demonstrated by a consumer awareness rate of over 90%, and high levels of consumer loyalty through its lifetime warranty program on genuine Midas parts. The Company believes that an important part of the success of its retail franchise is its ability to provide a channel to deliver automotive parts at wholesale to Midas retail shops. Through its two-step and just-in-time network, the Company delivers parts to both Midas and non-Midas installers. The Company also believes that its real estate operations provide a unique advantage by allowing control over the retail sites operating under the Midas brand.

Midas has been engaged in the retail automotive repair business since 1954, and has granted franchises for and operated Midas shops since 1956. From 1972 to 1998, the Midas business was operated through a series of companies that were controlled by Whitman Corporation (“Whitman”). Midas was incorporated under the laws of the State of Delaware on August 29, 1997 as a wholly-owned subsidiary of Whitman, and the assets of the Midas business were transferred to Midas, Inc. On January 30, 1998, Whitman distributed all issued and outstanding shares of Midas to shareholders of record of Whitman stock (the “Spin-Off”), and Midas became an independent public company.

Midas’ principal executive offices are located at 1300 Arlington Heights Road, Itasca, Illinois 60143, and its telephone number is (630) 438-3000. The Company’s Internet address is http:// www.Midas.com. Midas makes available, free of charge on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Industry Overview

Midas competes in the approximately $110 billion U.S. automotive aftermarket industry, which includes replacement parts (excluding tires, collision parts and heavy trucks), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. Approximately 55% of this amount is from the sale of installed parts, while 27% is from labor and 18% is from the Do-It-Yourself (“DIY”) market. Midas participates in the installed parts and labor segments of the market. Midas does not generally participate in the DIY market.

Increased technological complexity and durability of vehicles have been the dominant forces in the evolution of the automotive repair industry since the 1970’s. As a result, the types of service providers, as well as the type and frequency of repairs being performed, have changed. The total number of service outlets in the U.S. has been declining over the past 15 years. The largest decrease is attributable to a reduction in the number of local service stations offering automotive repair. As the number of service stations offering automotive repair has decreased, more sophisticated service providers have emerged. The number of independent maintenance and repair shops and large automotive repair chains has increased slightly. In addition, automobile companies and dealers are more aggressively pursuing repair business by separating repair shops from showrooms and offering more convenient service.

The technological sophistication of modern automobiles has also affected the types and frequency of service needed over the lifetime of a vehicle. Vehicles are now assembled with more durable parts, such as stainless steel exhaust systems. At the same time, suspension parts such as shock absorbers and struts are now more technologically advanced. As a result, the services performed over the lifetime of today’s vehicles are more likely to be scheduled maintenance services and light repair work. Virtually all automotive service providers have adapted to this change by broadening their menu of services in order to offset the declines resulting from improved durability.

The broadening of service offerings, complexity of vehicles, and proliferation in automobile makes and models has dramatically increased the number of parts needed to service today’s modern vehicles. This increase in the number of parts combined with their higher cost has served to discourage a significant investment in inventory by installers. As a result, the wholesale automotive parts distribution business has moved increasingly toward a just-in-time model.

Despite the improved durability of today’s vehicles, the Company believes that the U.S. automotive aftermarket is characterized by stable demand and is growing because of increases in the size and age of the country’s automotive fleet, as well as increases in the number of miles driven annually. Additionally, industry statistics indicate that there is more than $60 billion in neglected vehicle maintenance every year.

According to published industry information, the number of vehicles in use in the U.S. has grown every year since 1992, primarily as a result of the steady annual increases in new light truck sales. In addition, the average age of vehicles in use continues to increase. From 1992 to 2001, the average age of cars in use grew from 7.9 years to 9.0 years. As the warranties for aging vehicles expire, particularly for leased vehicles, automotive service providers should be well positioned to benefit from the needs of owners to have their vehicles serviced. The aging of the vehicle population benefits the automotive aftermarket industry because older vehicles tend to require more maintenance and repair.

Additionally, the increase in the aggregate and per vehicle number of miles driven annually has increased the maintenance requirements of cars and light trucks. According to the U.S. Department of Transportation, between 1990 and 2000, aggregate annual miles driven by cars and light trucks increased 26.7% from 1.993 billion to 2.526 billion. The Company expects this trend to continue.

Company Overview

Midas has historically operated as an under car specialist focused primarily on exhaust, brakes, and shocks and struts. As recently as 1997, exhaust and brake repair services constituted 82% of Midas’ retail shop revenues in the U.S. market. As automobile manufacturers began to employ non-corrosive stainless steel exhaust systems in the mid 1980’s, the average life of an original equipment exhaust system began to increase from three years to over 10 years. As a result, beginning in the mid 1990’s Midas’ core exhaust replacement business began to experience sustained revenue declines. This trend, combined with increased technological complexity and durability of vehicles overall, results in the services performed over the lifetime of today’s vehicles being more likely to be maintenance services and light repair work. In response to these dynamics, Midas has been transforming itself from an under car repair specialist to a full-service automotive repair center leveraging Midas’ superior brand and nationwide presence.

Midas operates in a single vertically integrated business segment with retail, product distribution and real estate operations in support of automotive repair shops.

Retail Auto Service Shops

The Midas system consists of over 2,700 shops operated by the Company, its franchisees and its licensees under the Midas brand, providing automotive repair and maintenance services in the U.S., Canada, Europe, Australia, the Middle East, Latin America and the Caribbean. Midas believes it is the largest automotive aftermarket service retail franchise in the world, with 2,714 locations, of which 1,959 are located in the U.S. and Canada (hereinafter referred to as “North America”). Midas has locations in all 50 states and all 10 Canadian provinces. This results in substantial coverage of North America and strong credibility for Midas’ national warranty program.

The following table sets forth the number of North American franchised Midas shops, company-operated shops, and shops outside of North America, as of the end of each of the fiscal periods indicated.

Fiscal Year End	2002	2001	2000	1999	1998
North American franchised	1,848	1,896	2,027	2,053	2,073
North American company-operated	111	108	10	22	43
International franchised and licensed	755	731	698	636	616

Total	2,714	2,735	2,735	2,711	2,732

In North America, over 65% of retail system sales are in categories where the Company believes it has the number 1 or number 2 market position as shown by its internal estimates of market share. In the U.S., Midas has strong brand equity in the automotive repair category. According to Midas tracking studies, over 90% of consumers are familiar with the Midas brand name and over 40% of all automobile repair customers have been to a Midas shop in their lifetime. Midas is the first brand mentioned among automotive repair providers in the U.S. and the second in Canada in Midas tracking surveys.

Midas shops are generally located in free-standing buildings in high traffic areas with good visibility and easy access to major roadways. The Company believes that its portfolio of real estate locations built over the past 40 years could not be easily replicated. Given the limited number of desirable repair shop locations and impediments to opening repair shops resulting from zoning and building code restrictions, as well as landlord and developer requirements, entry into the automobile repair market is difficult.

From its inception in 1956 through 1959, Midas focused exclusively on replacement of exhaust systems. On a national basis, Midas added shock replacement in 1960, brake repair in 1979 and alignment in 1988. No additional products or services were added on a national basis until the introduction of batteries in 1998. Historical core business offerings included only exhaust systems, brakes, shocks and struts, steering and suspension. Midas estimates that the potential market for these core offerings is only 11% of the approximately $110 billion U.S. automotive aftermarket parts and services industry.

Beginning in 2000, Midas implemented a New Midas strategy, which provided for a significant upgrade in the appearance of its retail shops, the roll out of new service categories and a renewed focus on customer service. Under the New Midas program, Midas expanded its offerings to include general maintenance, heat exchange products and climate control services. These expanded offerings more than doubled the size of Midas’ addressable market. Today, most Midas shops offer exhaust, brake, suspension, air conditioning, batteries and a wide variety of other routine maintenance services. The expansion of Midas’ service offerings has substantially offset the continuing deterioration within the exhaust market, which has led to a compound annual decline of 10.7% in exhaust sales at U.S. Midas shops over the last five years on a same-store basis. Today, New Midas categories account for over 28% of system-wide retail sales. Midas’ business strategy is to continue to expand these service offerings in the future and to further reposition the Midas brand as a source for total car care.

The following table compares the current Midas U.S. retail service mix with last year, five years ago and 20 years ago.

Changes in U.S. Retail Service Mix

	1982	1997	2001	2002
Exhaust	70%	35%	25%	21%
Brakes	16%	47%	43%	41%
Suspension, shocks and struts	13%	11%	10%	10%
New Midas categories	1%	7%	22%	28%

In support of the Midas retail network, the Company has an annual advertising budget that is one of the largest in the automotive aftermarket repair business. North American franchisees pay Midas monthly royalties of approximately 10% of retail sales. Midas is obligated to spend an amount equal to one-half of the royalty payments received from franchisees for advertising placed during the calendar year the royalties are received or during the following calendar year. In addition, Midas incurs supplemental advertising costs that are included in selling, general and distribution expenses. In 2002, total advertising spending was in excess of $65 million.

An important feature of the Midas system is the requirement that the retail customer be provided a written warranty from Midas on genuine Midas products that will be honored at any Midas shop throughout North America. Each Midas shop is required to honor such warranties in accordance with their terms and with policies as issued from time to time by the Company. This ensures consistency throughout the Midas system.

The Company believes that its lifetime warranty program provides a competitive advantage over other automotive repair companies and independent service shops, and the breadth of Midas’ geographic coverage makes it difficult to duplicate the Midas program. This program generates recurring business from existing customers and engenders strong customer loyalty. The Company believes that many of its first time customers choose Midas based upon the warranty program. In addition, significant portions of exhaust, brake, shock and strut jobs performed at retail involve customers returning for warranty service. Importantly, warranty replacement work is profitable as, in accordance with the terms of the warranty, customers are charged for labor plus other non-warranted parts necessary for the warranty replacement. Additionally, many of Midas’ customers returning for warranty claims choose to spend substantial incremental dollars on expanded services. The Company believes that its presence in 50 states and all 10 Canadian provinces, coupled with its national warranty program, can be leveraged to capture a larger percentage of automotive repair services in segments other than exhaust, brakes and suspension/steering. As Midas franchisees can only offer lifetime warrantees on genuine Midas parts supplied by Midas’ wholesale parts distribution network, Midas’ national warranty program is a significant driver of wholesale parts sales.

Franchised Shops

As of December 28, 2002, there were 1,848 North American franchised shops, which are located in all 50 U.S. states and all 10 Canadian provinces. Approximately 700 franchise dealers operate these shops, with only one dealer having more than 35 shops and no dealer having more than 100 shops.

Midas franchisees are all subject to the Midas Franchise and Trademark Agreement and are obligated to operate their shops in accordance with Midas standards and policies. In North America, franchisees are required to purchase from Midas a sufficient quantity of Midas brand and Midas warranted products, principally mufflers, shock absorbers, struts and brake pads and shoes, adequate to meet the public demand for genuine Midas products and to promptly fill customers’ requests for replacement under the terms of various Midas warranties. Midas is the sole distributor of these warranted parts. The Company also sells other products, which are not warranted by Midas.

Support for the franchise dealer network is provided by 30 district managers and five regional managers. Each district manager covers approximately 60 shops and assists franchisees with operations execution, coordinates implementation of the New Midas strategy, monitors compliance with franchise agreement parameters, manages Midas training efforts and promotes product sales to dealers through the traditional wholesale warehouse network.

A typical U.S. franchised shop is approximately 4,000 square feet, carries inventory of 1,500 to 3,500 unique SKUs, has six service bays and generates revenues of approximately $590,000.

Management believes that significant growth opportunities can be realized by more fully implementing the New Midas program within the existing franchisee base and adding new products and services through the Midas retail system. The Company believes that Midas’ market share of newly introduced products and services such as tires, oil changes and scheduled maintenance is quite low today relative to its strong market share in its core product and service offerings. Midas spends over $65 million annually in advertising and marketing to raise customer awareness of new offerings and to leverage its strong brand position.

Company-Operated Shops

In the late 1990’s Midas divested its U.S. company-operated shop business and its international businesses so that it could focus its management and financial resources on the Midas franchise system in North America. In 1998, the Company re-franchised most of its 150 U.S. company-operated shops. Demand for Midas shops was high at the time, and the Company determined that the capital could be employed more effectively.

During 2001, Midas re-established its network of company-operated shops by selectively acquiring under performing franchised locations. The Company believes that owning and operating some Midas shops is a required element of a successful franchise system. Such ownership allows for the orderly transition of franchises, provides a valuable test-marketing platform for the rollout of new products and services, enables the Company to upgrade under performing locations, and helps to accelerate the successful transition of the entire Midas system to the New Midas business model. In 1999, Midas acquired nine shops and, during fiscal 2001, acquired 98 additional shops. Upon acquisition, Midas typically upgrades shop equipment, further expands services offered, installs new point-of-sale software, expands hours of operation, upgrades the quality of technicians, and enhances local marketing efforts. As of December 28, 2002, the Company owned and operated 111 Midas shops in eight states with the largest concentrations in Florida (52 shops) and Colorado (20 shops).

The typical company-operated shop is staffed with a manager, an assistant manager and three-to-four auto service technicians. The company-operated shop business is managed by seven district managers and two regional managers.

The typical company-operated shop is approximately 4,000 square feet, has inventory of approximately 3,900 unique SKUs, has six service bays and generates annual revenues of approximately $490,000. The revenues at the average company-operated shop are lower than the average franchised shop primarily due to the purchase of 52 under performing shops in Florida during the fourth quarter of 2001. These shops had emerged from Chapter 11 bankruptcy at the time of acquisition and generated annual revenues substantially below the chain average.

In the fourth quarter of 2002, the Company made the decision to stop the aggressive growth of the company shop operation and to bring focus to the program by closing unprofitable stores and reducing the number of markets served. As part of this program, 12 shops will be closed and additional shops will be re-franchised. Midas intends to maintain a core group of company-operated Midas shop locations. From time-to-time, on an opportunistic basis, Midas may acquire and re-franchise additional North American shops.

International Operations

In October 1998, Midas sold its franchising and company-operated shop businesses in Europe and South America to Magneti Marelli, S.p.A., a member of the Fiat Group, for $100 million, and entered into a licensing agreement for the Midas trademarks and know-how. As part of the licensing agreement, Magneti Marelli pays Midas a fixed, U.S. dollar denominated license fee through 2007, after which the fee will be variable based upon a percentage of retail sales. In fiscal 2000, Midas completed the sale of its Australian operations, which consisted of a network of 91 franchised and 12 company-operated shops. As of December 28, 2002, there were 755 Midas shops located in Europe, Australia, the Middle East, Latin America and the Caribbean.

R.O. Writer Point-of-Sale Software System

In January 2001, the Company acquired the assets of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry point-of-sale software sold under the name R.O. Writer. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the system. The Company believes this software will help to promote operational consistency and excellence throughout the Midas system. As of December 28, 2002, the R.O. Writer system had been installed in over 600 Midas shops, comprising about 32% of Midas system locations throughout North America. Additionally, the system has been installed in more than 2,100 non-Midas auto repair shops in the United States.

Wholesale Auto Parts Distribution

The Midas system is supported by the Company’s wholesale parts distribution network, which is comprised of the manufacture and sourcing of parts, distribution centers and Parts Warehouse, Inc. (“PWI”) sites located throughout North America. The Company believes this network offers Midas franchisees a price advantage and enables Midas to control the quality of products sold through the Midas system. Certain changes are being made to the Company’s wholesale parts distribution network, which are more fully-described herein.

Midas currently manufactures and sources for resale a complete line of parts for the North American automotive aftermarket. Midas manufactured products include mufflers and specialty exhaust pipes manufactured at its Hartford, Wisconsin facility. The Company has also contracted with various suppliers to manufacture genuine Midas parts, some of which carry the Midas warranty. These include shock absorbers, brake pads and shoes, suspension, steering and front-end parts purchased and resold by Midas. Brand names owned by the Company and distributed through its wholesale network include Midas, IPC, Evergard and Ravin’. Branded products, whether manufactured by Midas or third parties, are manufactured to Midas specifications. Midas also sells a variety of other companies’ brands.

These automotive aftermarket parts are sold at wholesale to Midas franchised shops and to automotive repair facilities outside the Midas system. Many of these parts are required to be stocked by Midas franchisees in order to serve the public demand for genuine Midas parts.

Midas purchases products for resale from various suppliers through agreements that generally range from one to three years in duration. Midas purchases the raw materials for the products it manufactures, primarily steel and packaging, from various suppliers through both long-term and short-term contracts, depending upon anticipated market conditions. These products and raw materials are available from multiple suppliers, and Midas has not experienced any significant shortages. Midas believes it enjoys good relationships with its suppliers.

Manufacturing Operations

The Company manufactures and distributes Midas brand products for resale at Midas shops and manufactures products under the IPC and Ravin’ brand names for sale to distributors. These products include mufflers and specialty exhaust pipes manufactured by Midas at its Hartford, Wisconsin facility. The Company also manufactures and sells shop equipment under the Huth trademark. The Company’s Hartford facility produces over 1,800 different types of mufflers and approximately 275 specialty exhaust pipes to service over 1,000 makes and models of automobiles. Midas manufacturing facilities have limited backlogs of unprocessed orders. Midas purchases the raw materials for the products it manufactures, primarily steel and packaging, from various suppliers through both long-term and short-term contracts, depending upon anticipated market conditions. These raw materials and products are available from multiple suppliers, and Midas has not experienced any significant shortages. Midas believes it enjoys good relationships with its suppliers.

Due to the overall decline in exhaust market demand, Midas closed its exhaust and tube manufacturing plant in Bedford Park, Illinois on October 1, 1999 and formed a strategic alliance with Arvin Industries to allocate the Bedford Park production between Arvin and Midas’ Hartford plant. The Company continually evaluates the cost of items it produces relative to its ability to purchase them from third party manufacturers.

Distribution Centers

Midas currently operates a network of 12 distribution centers throughout the U.S. and Canada to provide Midas shops and PWI locations with Midas and non-Midas brand products, and wholesale distributors with IPC and Evergard brand products. Midas distribution centers focus on serving the weekly replenishment requirements of Midas shops, delivering high volume auto parts at significant savings to wholesale alternatives. A typical distribution center is approximately 100,000 square feet in size and stocks over 23,000 unique SKUs. Parts distributed through these distribution centers are shipped on a weekly basis to Midas shops, PWI sites and other customers.

The increased durability of exhaust systems and the increased just-in-time parts sourcing by traditional wholesale customers has caused a dramatic decline in Midas’ traditional wholesale sales through its distribution centers. Initially, in response to the declining sales, and consistent with the New Midas rollout to the franchise system, the Company sought to expand its wholesale product offerings. New products added in the past several years include batteries, climate control products, performance exhaust, ceramic brake products, starters, alternators, and maintenance items. Additionally, the Company has moved aggressively to reduce costs and improve operating efficiency through its traditional wholesale distribution network. Since 1998, Midas has reduced its network of North American distribution centers from 18 to 11 and opened one new centralized distribution facility for exhaust products. The Company expects to continue to restructure and rationalize its wholesale operations, including the planned closure of three additional distribution centers in fiscal 2003.

Eight distribution centers are staffed and managed by Midas. The management of the remaining four distribution centers is outsourced. A typical distribution center is staffed with a manager, two-to-three supervisors and approximately 25 warehouse and clerical employees.

Parts Warehouse, Inc. (PWI)

As specialty repair shops and Midas shops have expanded their mix of retail service offerings, they have developed needs for a diverse array of new parts. The categories of exhaust, brakes, shocks and struts, steering and suspension can effectively be inventoried and sourced from Midas’ traditional distribution centers. However, expanded service categories require parts that are too costly for shops to carry in inventory or are used too infrequently to replenish efficiently from Midas’ distribution centers. As a result, Midas shops and other installers purchase many of these parts from local suppliers on a just-in-time basis.

During 2000, Midas launched its PWI initiative in order to serve the growing just-in-time parts requirements of Midas and non-Midas professional installers. The Company believed that the PWI network, with parts sourced from the Midas distribution centers, would create value for the Midas franchise system by reducing its franchisees’ inventory investment, offering franchisees a discount on just-in-time parts (versus other competing just-in-time suppliers), and enhancing the integrity of the Midas lifetime warranty by ensuring franchisees access to the high quality genuine Midas parts.

The PWI network consists of small, quick-delivery parts distribution sites targeted in low-cost, non-retail areas with at least four Midas retail locations and 400 non-Midas retail locations within a 30-minute drive time. The sites are, on average, approximately 5,000 square feet, carry 13,000 unique SKUs and have short-term leases with an annual rent of less than $30,000. As part of this strategy, the Company purchased 27 local distribution sites in two separate acquisitions during fiscal 2000, and reconfigured many of these sites to add a broader assortment of products. Additional PWI sites were opened in fiscal 2001 based on the new format. A new PWI site typically required an initial cash outlay of $80,000 for fixed assets, and an additional investment for inventory of approximately $570,000. Inventory levels per store were expected to decline over time as SKUs were customized to local customer needs. The typical PWI location is operated by a manager, an order dispatcher and several drivers.

As of December 28, 2002, there were 77 PWI sites in operation. In the fourth quarter of fiscal 2002, the Company determined that it would dispose of PWI through the sale of locations and liquidation of inventory during 2003.

Real Estate

Midas Realty Corporation, a wholly-owned subsidiary (“Midas Realty”), selects, leases and acquires sites, and constructs sites for Midas shops throughout North America. Midas Realty leases real estate that is subleased to franchisees and owns real estate in the U.S. that is leased to franchisees. In circumstances where Midas does not own or lease real estate for Midas shops, Midas Realty also enters into contingent operating lease agreements and other forms of real estate control in order to ensure its ability to take possession of the real estate used by Midas shops in the event of a franchisee termination. This allows the Company to maintain control of a shop location in the event of a franchisee termination and prevents re-branding of a location as a competitive branded repair facility or an independent repair facility. As of December 28, 2002, Midas owned, leased or used other forms of real estate control over 1,632 (83%) of the 1,959 Midas shops in North America. During the second quarter of 2002 Midas sold 77 of its owned properties to Realty Income Corporation, a publicly-traded real estate investment trust, and realized approximately $39.6 million in net proceeds. Simultaneous to that sale, Midas leased these properties from Realty Income and the sites continue to be leased to Midas franchisees under currently existing leases. This was approximately 25% of Midas’ owned real estate portfolio. Midas continues to own 252 locations.

The Company believes that its portfolio of real estate locations built over the past 40 years could not be easily replicated. Given the limited number of desirable repair shop locations and impediments to opening repair shops resulting from zoning and building code restrictions, as well as landlord and developer requirements, entry into the automobile repair market is difficult.

Business Strategy

The Company has developed and is implementing strategic initiatives, which it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to increase its market share, improve revenues, reduce costs and enhance sustainable profitability while delivering critical products and services to its customers.

Complete the implementation of the New Midas operating model and begin to grow the Midas franchise system

Midas intends to continue implementing the New Midas operating model throughout the Midas system. In addition, Midas intends to continue the expansion and repositioning of its business into new service offerings, such as scheduled maintenance, tires and batteries, climate control products, heat exchange products, alternators and starters, and to further invest in its image and appearance upgrade. The Company believes that this strategy will significantly enhance revenues and profitability both for the Midas system and the individual franchisees.

Over the past several years the Company has generally not focused on growing the North American system. As a result, the number of Midas shops in North America has declined slightly from approximately 2,075 at the end of fiscal 1999 to 1,959 units at the end of fiscal 2002. Midas is among the most recognized brand names in auto repair in North America with internal Company surveys indicating over 90% consumer awareness in the United States. The Company believes there is a significant opportunity to grow the Midas system in North America through the opening of new franchise locations and the re-branding of existing auto repair shops that meet Midas’ operating specifications.

Close unprofitable company-operated shops and re-franchise certain others

In the fourth quarter of 2002 the Company made the decision to stop the aggressive growth of the company shop operation and to bring focus to the program by closing unprofitable shops and re-franchising shops in markets where the Company does not have critical mass. As part of this program, 12 shops will be closed in fiscal 2003, and additional shops will be re-franchised. The Company believes that owning and operating some Midas shops is a required element of a successful franchise system, and it intends to maintain a core group of company-operated Midas shop locations. From time-to-time, on an opportunistic basis, Midas may acquire and re-franchise additional North American shops.

Dispose of PWI locations and create an alternative just-in-time parts sourcing solution for Midas shops

The Company’s previous strategic plan called for a rapid expansion of the PWI business in order to leverage the existing distribution network and migrate the traditional wholesale business from a stocking-dealer platform based on weekly deliveries to a just-in-time delivery model, while providing a supply-chain solution for the new services being added by Midas dealers at retail. To date, this strategy has not provided the expected results, and the investment required to complete the build-out of the PWI network is substantial. Even when completely built-out, the PWI network of 250 stores would be small relative to established just-in-time automotive suppliers such as AutoZone, NAPA and CarQuest. Therefore, the Company believes that the Midas system is better served by providing a ready-made sourcing solution to Midas shops through a strategic alliance with one or more of these types of distributors.

In the fourth quarter of 2002, the Company determined that it would sell and liquidate all of the 77 PWI sites operating at that time. Since December 28, 2002, the Company has agreed to sell 19 locations to a regional automotive parts distributor and has closed 17 unprofitable sites. Following the sale of the 19 locations, the Company will operate 41 PWI sites. The remaining sites are expected to be sold or closed during 2003.

Improve wholesale profitability and efficiency

While the core categories of exhaust, brakes, shocks and struts, steering and suspension can effectively be sourced from Midas’ traditional distribution centers, certain new categories require parts that are too costly for shops to carry in inventory or are used too infrequently to replenish from Midas distribution centers. As a result, Midas shops and others purchase many of these parts locally on a just-in-time basis. This has led to a decline in the revenue and operating income contribution from Midas’ wholesale operations. In response to these changes Midas has reduced the number of parts distribution centers from 18 to 12 over the past three years. The Company expects to continue to restructure its wholesale operations and will close three additional distribution centers in 2003. The Company expects to reduce its wholesale parts inventory and realize annual cost savings and productivity improvements as a result of this strategy.

At the same time the Company continues to explore ways in which it can offer Midas dealers the benefits of the traditional Midas wholesale distribution channel, while providing Midas franchisees an advantageous, low-cost parts sourcing solution. In addition to considering further reductions in the number of distribution centers utilized by its traditional wholesale network, the Company is evaluating a number of strategic alternatives including outsourcing certain wholesale distribution functions to various third parties. The Company intends that any change in Midas’ wholesale distribution channel operation will improve Company profitability and return on net investment, while maintaining support for franchisee operations.

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

Midas identifies and qualifies franchisees through a well-organized recruitment program in each region of the world in which it operates. Franchisees are qualified based primarily upon a candidate’s financial suitability and operational experience, among other criteria. Midas also considers a franchisee’s ability to work within the Midas franchise system. Each franchisee enters into a standard franchise and trademark agreement with Midas. The franchise and trademark agreement varies by country but these variances do not substantially alter the franchise arrangement. The following summarizes portions of the franchise and trademark agreement used in the U.S. (the “U.S. Franchise Agreement”).

Term and Fees; Estimated Costs; Royalty Payments. The initial term of the U.S. Franchise Agreement, as well as most Midas franchise and trademark agreements throughout the world, is twenty years. The U.S. Franchise Agreement may be terminated by the franchisee upon thirty days written notice. In most instances in the U.S., Midas retains, through real estate agreements between franchisees and Midas Realty (described below), the ability to occupy a site in the event of a termination of the applicable franchise and trademark agreement in order to ensure that the site may continue to be operated as a Midas shop.

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

Realty Agreements. Since the mid-1970s, Midas has required each U.S. franchisee to enter into an agreement with Midas Realty giving Midas Realty the ability to occupy a site in the event of a termination of the related franchise and trademark agreement. This ensures that the site may continue to be operated as a Midas shop if Midas chooses. The agreement with Midas Realty remains in effect throughout the term of the related franchise and trademark agreement. In the instance when Midas Realty owns the real estate or has the primary lease on a Midas shop, the franchisee is required to lease or sublease the Midas shop from Midas Realty. If the franchisee owns the real estate, the franchisee is required to provide Midas with real estate control through one of two alternative means. The first alternative provides for the lease by the franchisee to Midas Realty of the premises, and Midas Realty in turn leases the premises back to the franchisee. So long as the franchisee continues to be both the landowner and the franchisee of that shop, no rent is exchanged between the franchisee and Midas Realty. If the real estate is sold to a third party or if the franchised Midas shop is sold to a new franchisee to whom the sublease is assigned, Midas Realty will then collect rent from the franchisee and pay rent to the landowner. Under the second alternative the franchisee enters into a conditional option to lease with Midas Realty that grants Midas Realty the option to lease the premises in the event that the related franchise agreement is terminated. If the franchisee leases real estate from a third-party upon which the Midas shop is located, Midas requires that the franchisee grant to Midas Realty a conditional assignment of the lease to take effect upon the termination of the related franchise and trademark agreement. Approximately 83% of existing North American franchised Midas shops are subject to various forms of real estate agreements with Midas. See Note 8 of Notes to Financial Statements.

Sites and Site Selection. Midas assists U.S. franchisee candidates by identifying and developing a site on which a Midas shop will be constructed. Midas may also approve or disapprove of a site located by the candidate. Midas approves a particular site based upon a review of the demographic characteristics of the site, traffic counts and patterns, population patterns, income statistics, parking, competition, proximity of other businesses and other commercial criteria.

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

Machinery, Fixtures, Inventory and Other Goods. Midas recommends shop equipment such as lifts, tire and alignment equipment, lathes, racking and tools necessary to outfit a Midas shop for operation, which can be purchased from Midas or from other sources. In North America, franchisees are required to purchase from Midas a sufficient quantity of Midas brand and Midas warranted products, principally mufflers, shock absorbers, struts and brake pads and shoes, adequate to meet the public demand for genuine Midas products and to promptly fill customers’ requests for replacement under the terms of various Midas warranties. Midas is the sole supplier of these warranted parts. Other products, which are not warranted, are also sold by Midas.

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

Shop Management Software. With its January 2001 acquisition of R.O. Writer, the Company began to offer point-of-sale software to its U.S. dealers. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the software. Midas offers the software and associated ongoing support to its dealers in exchange for a monthly fee. As of December 28, 2002, the software had been installed in over 600 Midas shops.

International Midas Dealers Association. The International Midas Dealers Association (the “IMDA”) is an independent association of Midas franchisees. Approximately 64% of the Midas franchised locations in North America have membership in the IMDA. Midas’ management communicates on a regular basis with IMDA representatives and various IMDA committees to solicit franchisee input.

Proprietary Information

Midas holds various patents, trademarks, trade names and copyrights, none of which, other than the Midas name, are considered by Midas to be material to its financial condition and results of operations. Midas vigorously defends the Midas name throughout the world, and the name is registered as a trademark in approximately 75 countries in addition to the U.S. Midas also owns certain trade secrets including product catalogs, price lists, training manuals and inventory systems.

Competition

The automotive repair industry is highly competitive and fragmented, and the number, size and strength of competitors vary from region to region. Midas’ primary competitors include national, regional and local specialty chains, both franchised and company-operated, car dealerships, independent repair shops and service bays operated by mass merchandisers. Certain of these competitors are well-capitalized, and a number of them have instituted expansion plans. Midas believes that competition in the industry is primarily based on customer service and reputation, shop location, name awareness and price. Midas believes that it generally has a favorable competitive position with respect to each of these variables.

Customers

The Midas business is not dependent upon a single customer or small group of customers.

Seasonality

Midas experiences the greatest demand for its services in the second and third quarters of the year, with approximately 53% of annual sales and revenues occurring during that period in fiscal 2002, compared to 53% in fiscal 2001 and 56% in fiscal 2000. Excluding the effects of unusual items such as gains on asset sales and special charges, second and third quarter net income represented 175% of the annual net income in fiscal 2002, compared to 78% in fiscal 2001 and 62% in fiscal 2000. The Company expects the seasonality of its quarterly earnings will continue.

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

Employees

As of December 28, 2002 Midas had approximately 1,900 employees, including approximately 335 who were covered by collective bargaining agreements. Labor contracts covering approximately 310 employees expire in 2003. Midas considers its relationships with employees to be generally satisfactory. Midas franchisees hire and are responsible for their own employees.

Cautionary Statements under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

This report contains (and oral communications made by Midas may contain) forward-looking statements that may be identified by their use of words like “plans,” “expects,” “anticipates,” “intends,” “estimates,” “forecasts,” “will,” “outlook” or other words of similar meaning. All statements that address Midas’ expectations or projections about the future, including statements about Midas’ strategy for growth, cost reduction goals, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on Midas’ estimates, assumptions and expectations of future events and are subject to a number of risks and uncertainties. Midas cannot guarantee that these estimates, assumptions and expectations are accurate or will be realized. Midas disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

Risk Factors

In addition to the factors discussed elsewhere in this annual report, the following are some of the important factors that could cause Midas’ actual results to differ materially from those projected in any forward-looking statements:

The Company relies on franchising for a substantial portion of its operating revenues

Midas relies on franchising for a substantial portion of its operating revenues. Therefore, Midas’ business is dependent on the ability of its franchisees to deliver high quality services. Midas franchisees are independent contractors and are not Midas employees. The Company provides training and support to its franchisees, but the quality of franchised store operations may be diminished by any number of factors beyond Midas’ control. Midas has been introducing a new business model, which requires Midas franchisees to perform more technologically complex repairs and maintenance than historically has been the case, which requires greater investment in personnel and equipment. Consequently, not all Midas franchisees may successfully operate stores in a manner consistent with Midas standards and requirements or hire and train qualified managers, technicians and other store personnel. If they do not, Midas’ image and reputation may suffer, and system-wide sales and profitability could decline.

Midas is subject to franchising regulations

Midas is subject to federal and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor / franchisee relationship. The Company’s failure to comply with these laws could subject it to liability to franchisees and to fines or other penalties imposed by governmental authorities. In addition, Midas may become subject to litigation with, or other claims filed with state or federal authorities by, franchisees based on alleged unfair trade practices, implied covenants of good faith and fair dealing, payment of royalties, location of shops, advertising expenditures, franchise renewal criteria or express violations of agreements. There can be no assurance that compliance problems will not be encountered from time to time, or that material disputes will not arise with one or more franchisees. Accordingly, the Company’s failure to comply with applicable franchise laws and regulations could have a material adverse effect on its financial condition and results of operations.

Midas is in the process of changing the business model of both its retail auto service and wholesale auto parts distribution businesses

Midas is in the process of changing its business model. In the retail auto service business, Midas is repositioning from a business model focusing on the servicing and replacement of mufflers, brakes and shock absorbers and struts to a complete line of services, including climate control, electrical, chassis and maintenance services. The change was initiated as a result of a sustained decline in Midas’ traditional business of muffler replacement, due to the use of non-corrosive stainless steel exhaust systems by automobile makers starting in the mid 1980’s. The change in business model has had a number of consequences. Company-operated and franchised shops have had to and will have to make investments in training, new personnel and equipment. The focus on the New Midas model has also resulted, as we expected, in a decline in new franchise sales and a reduction in total number of Midas shops.

As part of the New Midas model, the Company had been selectively acquiring franchises, frequently where the existing franchisee has been unwilling or unable to make the transition to New Midas. Midas believes that maintaining company-operated shops will speed the transition to the new model and will provide a valuable test-marketing platform for the rollout of new products and services.

While same store sales have been maintained or improved at shops that have made the transition to the New Midas format, there can be no assurance that the change in the long run will be successfully marketed, that consumers will accept the new model or that the remaining shops are willing to or can successfully make the transition to the new format.

The Company’s PWI business has not performed as expected and the Company plans to replace this just-in-time business by forming a strategic alliance with an existing just-in-time auto parts supplier.

The traditional Midas wholesale distribution business has also been in decline, largely because of the improvements to original equipment exhaust systems described above. While Midas has extended product offerings, rationalized the number of distribution centers and moved aggressively to reduce costs and improve operating efficiency, the business continues to be unprofitable. There can be no assurance that these measures will be able to stop declines in revenues.

International operations subject Midas to additional risks

International operations and franchise fees outside of North America comprised approximately 2.7% of consolidated net revenue during the fiscal year ended December 28, 2002. A substantial portion of this revenue came from the master licensee in Europe and South America, Magneti Marelli, S.p.A., a member of the Fiat Group. Their ability to perform under the license agreement is dependent to a large extent on their financial condition and other factors outside of Midas’ control.

Midas operates in highly competitive markets

The automotive services industry is highly fragmented and highly competitive. Direct competitors exist for Midas’ retail auto service shops and wholesale auto parts distribution business.

Midas shops compete with national, regional and local specialty chains, both franchised and company-owned, car dealerships, independent repair shops and service bays of mass merchandisers. The Company believes the principal competitive factors in the markets served by Midas shops are, in no particular order, customer service and reputation, shop location, name awareness and price. Midas also competes with businesses of the types noted above and with other parties in the sale of franchises. Competitive factors include startup costs, royalty rates, franchisee support and the financial performance of existing centers.

With respect to the sales of automotive parts and equipment to franchisees, competition is based on availability, price, ability to provide prompt delivery and the quality of support services. Midas’ distribution business competes with a number of manufacturers and distributors of automotive parts and equipment. In addition, Parts Warehouse, Inc. competes with a number of distributors for “just-in-time” parts sales.

Many of the Company’s competitors are large and have a substantially longer operating history than Midas. Many competitors have greater financial resources than the Company. There can be no assurance that Midas or individual Midas shops will be able to compete effectively.

Advances in automotive technology could adversely affect the business

The demand for the services offered by Midas shops could be adversely affected by continuing developments in automotive technology. Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals. For example, some manufacturers now recommend that consumers change oil at 10,000 mile intervals and replace spark plugs and other engine components at 100,000 miles, a significant increase from the mileage intervals recommended for earlier models and those currently recommended by most manufacturers. In addition, the improvement in original equipment manufacturers’ parts quality has in the past reduced and may in the future reduce demand for Midas products, adversely affecting Midas sales. Improvement in the quality of parts manufactured may extend the useful lives and warranties of those parts and may reduce demand for Midas products and services by decreasing the frequency of replacement or refurbishment of those parts. In turn, longer and more comprehensive warranty programs offered by automobile manufacturers and other third parties also could adversely affect the demand for Midas services. The Company believes that a majority of new automobile owners have their cars serviced by a dealer during the period the car is under warranty. In addition, advances in automotive technology continue to require Midas to incur additional costs to update its technical training program and upgrade the diagnostic capabilities of Midas shops.

Midas is subject to cycles in the general economy

A downturn in the economy may delay or reduce consumer purchases of Midas products and services, which could adversely affect the Company’s revenues. Many factors affect the level of consumer spending on automotive services, including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of regular service interval maintenance generally are reduced during recessionary periods when disposable income is lower.

Midas is subject to a decline in the usage of automobiles

While the number of automobiles registered in the U.S. has steadily increased, should a reduction in the number of miles driven by automobile owners occur, it would adversely affect the demand for Midas products and services. For example, when the retail cost of gasoline increases, the number of miles driven by automobile owners typically decreases, which results in fewer regular service intervals and fewer repairs.

The automotive repair industry is subject to consumer protection regulation

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

Midas is subject to seasonality in its results of operation

Midas’ business is seasonal in nature. The Company has historically experienced a drop in demand during the first and fourth quarters. In particular, severe weather in winter months may make it difficult for consumers in affected parts of the country to travel to Midas shops to obtain services.

Midas depends on its suppliers

Midas depends upon close relationships with suppliers of automotive parts and equipment and its ability to purchase products at prices and on terms comparable to similarly situated companies. Midas’ ability to purchase at comparable prices and terms is the result of its volume of purchases from these manufacturers. Although

Midas maintains supply contracts with its suppliers, the Company believes alternative sources exist for most of the products that it distributes. The loss of any one supplier is not expected to have a material adverse effect. However, if a new supplier is not obtained in a timely manner and upon acceptable terms, the Company’s operations may be adversely affected.

Midas must commit resources to maintain and develop its brand

If Midas fails to continue to maintain and develop the Midas brand name, future revenues could be adversely affected. The Company believes that maintaining and developing the Midas brand name is critical to its success and that the importance of brand recognition may increase as competitors offer products similar to Midas’ products. Midas incurs substantial marketing expenditures to create and maintain brand loyalty as well as increase awareness of its brands. If Midas’ brand-building strategy is unsuccessful, these expenses may never be recovered, and Midas may be unable to increase its future revenues or implement its business strategy.

Failure to protect Midas’ intellectual property could reduce its competitiveness

Midas relies on trademark, trade secret, patent and copyright law to protect its intellectual property, including the Midas brand name. Midas cannot be sure that these intellectual property rights can be successfully asserted or will not be invalidated, circumvented or challenged in the future. In addition, laws of some of the foreign countries in which Midas products and services are or may be sold do not protect the Company’s intellectual property rights to the same extent as the laws of the United States. Midas’ failure to protect its proprietary information, and any successful intellectual property challenges or infringement proceedings against Midas, could make Midas less competitive and could have a material adverse effect on its business, operating results and financial condition.

Inability to respond to consumer demands could adversely affect Company performance

An inability to respond to changes in consumer demands in a timely manner could adversely affect the Company’s revenues, and a failure to make continuous and successful new product and service introductions could result in declines in financial performance. Midas’ success in general, and at Midas shops in particular, depends on its ability to identify, originate and define automotive product and service trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Midas automotive products and services must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Midas cannot assure that it will be able to continue to develop appealing automotive products and services or meet changing consumer demands in the future. If Midas misjudges the market for its products and services, the Company may be faced with significant excess inventories and sunk training and equipment costs for certain automotive products and services and missed opportunities for other products and services.

Midas is subject to extensive environmental regulation

Environmental compliance costs and liabilities could have a material adverse effect on the Company’s financial condition. Midas operations and properties are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges and waste management. Such laws and regulations can impose fines and criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and decrease the likelihood of accidental hazardous substance releases. Some of the Company’s current and former properties have been used as gas stations and dry cleaners. Accordingly, Midas could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter interpretation of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require Midas to incur costs or become the basis of new or increased liabilities that could reduce earnings and cash available for operations.

Midas relies on an adequate supply of skilled labor

The provision of high quality maintenance services by Midas shops requires an adequate supply of skilled labor. In addition, the operating costs and operating revenues of such shops may be adversely affected by high turnover in skilled technicians. Trained and experienced automotive technicians are in high demand. In addition, the expansion of the Midas business model from muffler and brake service to more complicated automotive repairs has required many franchisees and company-operated shops to hire highly skilled full service automobile technicians. Accordingly, a shop’s ability to increase productivity and revenues could be affected by its inability to attract and maintain the employment of skilled technicians necessary to provide the shop’s services. There can be no assurance Midas or its franchisees will be able to attract and maintain an adequate skilled labor force necessary to operate these shops efficiently, or that labor expenses will not increase as a result of a shortage in the supply of skilled technicians, thereby adversely impacting the Company’s financial performance.

Midas is a leveraged company that requires debt to fund its business

The Company currently has substantial debt on its balance sheet. The financing provided to the Company is subject to covenants that require Midas to achieve a certain level of cash flow performance and maintain compliance with certain leverage ratios. If Midas does not perform in accordance with these covenants, the institutions providing the funds have the option to withdraw their funding support. Additionally, Midas’ new financing agreements expire on October 3, 2004. During the past fiscal year, the Company experienced difficulty in re-financing its prior revolving line of credit facility, which was due to expire on March 31, 2003. There can be no assurances that the Company will be able to re-finance its existing credit facilities when they expire.

Midas’ performance may be affected by acts of war or terrorism

War or terrorist activities or the threat of them may increase the cost of doing business or otherwise impact Midas’ financial performance.

Item 2.    Properties

Midas owns one manufacturing facility (200,000 square feet) and leases an additional 20,000 square feet of space in Hartford, Wisconsin. The Company closed its manufacturing facility in Bedford Park, Illinois (180,000 square feet) in October, 1999 and finalized the sale of that facility during the first quarter of fiscal 2000.

As of December 28, 2002, the Company owned two and leased seven distribution centers in North America. On December 30, 2002, the Company sold one of its distribution centers and leased it back under a short-term lease. The Company also maintains three fee warehouse arrangements. As part of the ongoing reconfiguration of its North American distribution network, the Company closed one distribution center in 2002, one distribution center in 2001, two distribution centers during fiscal 2000 and three distribution centers during fiscal 1999. Additionally, the Company opened a new centralized distribution facility for exhaust products in 2001.

As of December 28, 2002, the Company leased 69 sites associated with its PWI distribution network. An additional eight PWI locations utilized space within Midas distribution centers. The stand-alone PWI facilities average 5,000 square feet and have lease terms ranging from one to five years plus option periods.

Midas leases office space in Itasca, Illinois, where its corporate headquarters are located. Midas relocated its corporate headquarters in fiscal 1999 and subleased its former headquarters in Chicago, Illinois.

Midas owns and leases real estate in various communities throughout North America that it uses for company-operated shops or leases and sub-leases to franchisees. As of December 28, 2002, the Company owned or leased a total of 725 sites in the United States and 96 in Canada.

Item 3.    Legal Proceedings

Neither Midas nor any of its subsidiaries are currently involved in any material legal proceedings. Midas has certain contingent liabilities arising from various pending claims and litigation related to a number of matters. While the amount of liability that may result from these matters cannot be determined, the Company believes the ultimate liability will not materially affect the financial position or results of operations of Midas.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Midas Common Stock is listed on the New York Stock Exchange under the symbol “MDS”. As of February 28, 2003, there were 6,675 holders of record of the Common Stock.

	High	Low	Dividends Declared
Fiscal 2002
1st Quarter	$15.10	$10.30	$.00
2nd Quarter	15.99	11.55	.00
3rd Quarter	12.41	4.30	.00
4th Quarter	8.30	4.75	.00
Fiscal 2001
1st Quarter	$15.60	$11.50	$.08
2nd Quarter	17.00	12.15	.00
3rd Quarter	14.80	9.75	.00
4th Quarter	12.93	9.50	.00

Effective January 1, 2001, the Company changed from making quarterly dividend payments to making a single annual dividend payment. Because of its increasing capital requirements, the Company eliminated payment of a dividend to holders of Midas common shares beginning in 2002, conserving approximately $1.2 million in cash. The Company last declared an annual dividend of $.08 per common share that was paid on April 1, 2001.

Item 6. Selected Financial Data

SUMMARY OF OPERATIONS

The following table presents selected historical financial information of Midas. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of Midas and the notes thereto. The operating results data set forth below for fiscal years 2002, 2001 and 2000 and the balance sheet data as of the end of fiscal 2002 and 2001 are derived from, and are qualified by reference to, the audited financial statements of Midas included herein, and should be read in conjunction with those financial statements and the notes thereto. The operating results data for fiscal years 1999 and 1998 and the balance sheet data as of the end of fiscal 2000, 1999 and 1998 are derived from audited financial statements of Midas not included herein.

Fiscal Year	2002	2001	2000	1999	1998
	(In millions, except share data)
Operating results data:
Sales and revenues	$333.0	$331.5	$350.7	$360.2	$517.6
Operating income before business transformation costs (a)(b)	18.1	33.9	52.9	68.2	69.6
Operating margin before business transformation costs (a)(b)	5.4%	10.2%	15.1%	18.9%	13.4%
Operating income (loss)	$(44.2)	$29.1	$45.1	$68.4	$13.9
Income (loss) before income taxes (c)	(55.0)	20.6	41.1	62.9	40.0
Net income (loss)	(33.6)	12.6	30.5	38.4	28.2
Earnings (loss) per share—diluted	$(2.25)	$0.85	$1.96	$2.28	$1.63
Balance sheet data:
Total assets	$370.5	$403.1	$321.7	$305.9	$325.3
Obligations under capital leases and long-term debt	141.0	142.2	113.0	112.1	114.6
Finance lease obligations	39.1	—	—	—	—
Total shareholders’ equity	104.6	140.1	128.4	114.6	123.4
Return on average shareholders’ equity	(23.7)%	9.3%	24.3%	32.1%	23.0%

(a)	Business transformation costs for fiscal 2002, 2001, and 2000 are described in Note 2 of Notes to Financial Statements.
(b)	In fiscal 1997, the Company began a process to transform itself from a worldwide operator of both franchised and company-operated shops into a focused operator of the North American franchise system. This transformation included the sale of Midas’ franchised and company-operated shop businesses in Europe and Australia, and a shift in focus to the licensing of Midas trademarks and know-how outside of North America. Within North America, the transformation included changing consumer perceptions about Midas and the products and services offered, improving relationships with franchisees and redeploying assets to improve returns. During fiscal 1998, the Company recognized costs associated with this process resulting in pre-tax charges of $55.7 million. During fiscal 1999, the Company recognized a pre-tax benefit of $0.2 million as part of this process.
(c)	Includes a pre-tax gain of $38.0 million in fiscal 1998 related to the sale of the Company’s European operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents, for the fiscal periods indicated, selected financial information as a percentage of total sales and revenues.

	Percentage of Sales and Revenues
Fiscal Year	2002	2001	2000
Replacement parts sales	54.2%	62.3%	68.1%
Company-operated shop retail sales	16.0	6.0	1.6
Royalties and license fees	18.3	19.7	18.7
Real estate rental revenues	11.0	11.4	11.2
Other	0.5	0.6	0.4

Sales and revenues	100.0	100.0	100.0
Cost of sales and revenues	49.0	53.3	55.4

Gross profit before inventory write-down	51.0	46.7	44.6
Business transformation charges (inventory write-down)	7.9	—	—

Gross profit	43.1	46.7	44.6
Selling, general and distribution expenses	45.6	36.5	29.6

Operating income (loss) before business transformation charges	(2.5)	10.2	15.0
Business transformation charges	10.8	1.4	2.2

Operating income (loss)	(13.3)	8.8	12.8
Other income, net	0.3	0.1	1.2
Interest expense	(3.5)	(2.7)	(2.3)

Income (loss) before income taxes	(16.5)	6.2	11.7
Income taxes (benefit)	(6.4)	2.4	3.0

Net income (loss)	(10.1)%	3.8%	8.7%

From its inception and through the mid 1990’s, the traditional Midas business model had primarily focused on the sale of exhaust and brake products at the wholesale level and performance of exhaust and brake repair services at shops within the Midas system. As recently as 1997, exhaust and brake repair services constituted 82% of Midas shop revenues in the U.S. market. In the mid 1980’s, automobile manufacturers began to employ non-corrosive stainless steel exhaust systems, which extended the average original equipment exhaust system life from three to 10 years. As a result, beginning in the mid 1990’s the Company’s core exhaust replacement business began to experience sustained revenue declines in both the wholesale parts distribution and retail Midas shop businesses. In response to these trends, the Company has been transforming its existing business model in order to improve the long-term health and success of the Company and the Midas system. This transformation is centered on two consistent initiatives:

Redefine the North American Midas Shop Business Model

In order to offset the dramatic declines in the retail exhaust business, the Company and its franchisees developed a new retail business model that was called “New Midas.” In May 2000, the Company began an aggressive marketing effort to launch the New Midas and to change consumer perception that Midas was a muffler and brake specialist only. The New Midas program incorporates an updated shop appearance, expanded services to include climate control and general maintenance, and new operational standards for building long-term relationships with customers. Today, most Midas shops offer exhaust, brake, suspension, air conditioning, batteries and a number of other routine maintenance services. The Company’s business strategy is to continue to expand these service offerings in the future and to reposition the Midas brand as a source for total car care.

After disposing of its company-operated shop operation in the late 1990’s, the Company determined in 2001 that it needed to re-establish a company-operated shop network. The Company believes that owning and operating some Midas shops is a required element of a successful franchise system. Such ownership allows for the orderly transition of franchises, provides a platform for the test marketing of new products and services, enables the Company to upgrade under performing locations and helps to accelerate the Midas system transition into the new products and services offered by the New Midas operating program. Upon acquisition, the Company typically upgrades shop equipment, further expands services offered, installs new point-of-sale software, adjusts hours of operation, upgrades the quality of technicians, and enhances local marketing efforts. During 2001, the Company acquired 98 shops from various franchisees, including the purchase of 52 locations in 2001 from one franchisee that was in Chapter 11 bankruptcy proceedings. As of December 28, 2002, the total number of company-operated shops was 111.

In the fourth quarter of 2002, the Company made the decision to stop the aggressive growth of the company shop operation and to bring focus to the program by closing unprofitable shops and reducing the number of markets served. As part of this program, 12 shops will be closed in fiscal 2003 and additional shops will be re-franchised. The Company will continue to evaluate all company-operated shop locations and may re-franchise additional owned locations where it is determined that the Company’s return on investment objectives are best achieved through re-franchising instead of ownership. In the future, the Company may from time-to-time acquire North American shops from franchisees as they become available. However, the Company does not believe that growth of the company-operated shop business is an essential component of its North American Midas system strategy.

Redesign of the Wholesale Distribution Channel

The Company believes that the wholesale parts distribution channel is an integral component of the Midas franchising system. Midas franchisees currently rely on Midas to provide a substantial portion of their parts needs at prices below other wholesale distributors. Additionally, the wholesale distribution channel funds and supports the Midas lifetime guarantee on high quality genuine Midas products, which is a cornerstone of Midas’ relationship with its franchisees and retail customers. However, declining sales of traditional Midas wholesale products, driven mostly by the increased durability of exhaust systems and increased just-in-time parts sourcing by traditional wholesale customers, has necessitated that Midas redesign its wholesale distribution channel in order to preserve the benefits it provides to the Midas system while substantially improving its profitability.

Initially, in response to the declining sales of traditional Midas wholesale products, and consistent with the New Midas program rollout to the franchise system, the Company sought to expand its wholesale product offerings. New products added in the past several years include batteries, climate control products, performance exhaust, ceramic brake products, starters and alternators and maintenance items. Additionally, the Company has moved aggressively to reduce costs and improve operating efficiency throughout its traditional wholesale distribution network. Since 1999, the Company has reduced its network of North American distribution centers from 18 to 11 and opened one new centralized distribution facility for exhaust products. The Company has also invested heavily in technology to support the reconfigured distribution network.

Despite the enhancements to the traditional wholesale distribution network, wholesale parts sales have continued to decline. As Midas shops have expanded their mix of service offerings at retail, these shops have entered new categories that require a different type of part sourcing. While the core categories of exhaust, brakes, shocks and struts can be sourced from Midas’ traditional distribution centers, new categories such as climate control, electrical, and some maintenance services require parts that are too costly for a typical Midas shop to carry in inventory or are used too infrequently to replenish from a Midas distribution center. Therefore, Midas shops continue to purchase many of these parts locally on a just-in-time basis even though they may be purchased at a lower cost through the traditional Midas wholesale channel with its weekly shipments to franchisees. Based on current sales trends in the traditional wholesale channel, the Company needs to further rationalize its distribution center network. As a result, three additional distribution centers will be closed in 2003.

During 2000, in direct response to the changing needs of the aftermarket auto repair industry, Midas established Parts Warehouse, Inc. (“PWI”), a network of small quick delivery sites that distribute parts on a just-in-time basis to Midas dealers and to customers outside the Midas system. The Company’s previous strategic plan called for a rapid expansion of the PWI business in order to leverage the existing distribution network and migrate the traditional wholesale business from a stocking-dealer platform based on weekly deliveries to a just-in-time delivery model, while providing a supply-chain solution for the new services being added by Midas dealers at retail. To date, this strategy has not provided the expected results, and the investment required to complete the build-out of the PWI network is substantial. Even when completely built-out, the PWI network of 250 stores would be small relative to established just-in-time automotive suppliers such as AutoZone, NAPA and CarQuest. Therefore, the Company believes that the Midas system is better served by providing a ready-made sourcing solution to Midas shops through a strategic alliance with one or more of these types of distributors.

In the fourth quarter of 2002, the Company determined that it would sell and liquidate all of the 77 PWI sites operating at that time. Since December 28, 2002, the Company has agreed to sell 19 locations to a regional automotive parts distributor and has closed 17 unprofitable sites. Following the sale of the 19 locations, the Company will operate 41 PWI sites. The remaining sites are expected to be sold or closed during 2003.

The Company continues to explore ways in which it can offer Midas dealers the benefits of the traditional Midas wholesale distribution channel, while providing to Midas system dealers an advantageous, low cost just-in-time parts sourcing solution. In addition to considering further reductions in the number of distribution centers utilized by its traditional wholesale network, the Company is currently evaluating a number of strategic alternatives including outsourcing certain wholesale distribution functions to various third parties. The Company intends that any change in Midas’ wholesale distribution channel operation will improve Company profitability and return on net investment, while maintaining support for franchisee operations.

The Company’s ongoing business transformation process has resulted in fiscal 2002 charges, which are summarized in the following tables:

Business transformation charges by strategic initiative

Fiscal Year	2002
Disposition of Parts Warehouse, Inc.	$39.0
Closure and re-franchising of certain company-operated shops	12.5
Redesign of the wholesale distribution network	3.3
Severance and administrative costs	7.5

Total business transformation charges	$62.3

Business transformation charges by activity

Fiscal Year	2002
Inventory write-down	$26.3
Goodwill impairment	8.8
Fixed asset impairment	8.6
Non-recoverable lease costs	6.5
Severance and other separation costs	6.0
Accounts receivable write-down	3.0
Financing costs	1.6
Other costs	1.5

Total business transformation charges	$62.3

Additional information regarding each of the business transformation costs listed in the above summary is presented in Note 2 of Notes to Financial Statements.

Fiscal Reporting Periods

Fiscal years 2002, 2001 and 2000 were all comprised of 52 weeks.

Results of Operations—Fiscal 2002 Compared to Fiscal 2001

Sales and revenues for fiscal 2002 increased $1.5 million or 0.5% from fiscal 2001 to $333.0 million, as a decline in replacement part sales was offset by increased sales from company-operated shops.

Replacement parts sales for fiscal 2002 decreased $26.1 million to $180.5 million from $206.6 million in fiscal 2001. Replacement parts sales through the Company’s traditional wholesale distribution channel declined 23.8%. This performance was driven mostly by continued erosion in demand for replacement exhaust systems and increased just-in-time parts sourcing by traditional wholesale customers. At the same time, replacement parts sales through the Company’s PWI wholesale distribution channel, which serves the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, increased by 29.1%. Sales growth in the PWI channel primarily reflected an expanded network of PWI sites compared with the prior year.

Within the retail auto service business, fiscal 2002 revenues from company-operated shops increased $33.3 million over fiscal 2001. The sales increase reflects substantial growth in the average number of company-operated shops in operation during fiscal 2002, partially offset by a 0.4% decrease in comparable shop sales. Royalty revenues and license fees were down 6.5% from fiscal 2001 due to an increase in the number of company-operated shops, whose sales no longer generate royalty revenue, as well as a decline of approximately 3% in system-wide comparable shop Midas retail sales. Revenues from real estate rentals declined slightly.

The Company’s gross profit margin before inventory write-down increased from 46.7% in fiscal 2001 to 51.0% in fiscal 2002. This improvement was primarily due to the increase in higher-margin retail sales from company-operated shops, as well as improvement in margins on replacement part sales as a result of a more favorable product and customer mix in the Company’s PWI sales channel. During the fourth quarter of 2002, the Company determined that it would dispose of its PWI operations through the sale of locations and liquidation of inventory and recorded an inventory write-down of $26.3 million to reduce its PWI-related inventory to its expected net realizable value. As a result, the Company’s gross profit declined $11.1 million from $154.7 million in fiscal 2001 to $143.6 million in fiscal 2002, and the Company’s gross profit margin decreased from 46.7% in fiscal 2001 to 43.1% in fiscal 2002.

Selling, general and distribution expenses for fiscal 2002 increased $31.0 million, or 25.7% over fiscal 2001 to $151.8 million. This increase consists of incremental operating expenses associated with additional company-operated shops and PWI sites, as well as unusually high medical claim and workers compensation expenses experienced during the second half of the year. Partially offsetting these higher costs were lower operating expenses associated with sales declines in the traditional wholesale parts distribution business and lower corporate administrative expense resulting from actions taken to reduce corporate staff in January 2002. As a result of these factors, selling, general and distribution expenses as a percentage of total sales and revenues increased from 36.5% in fiscal 2001 to 45.6% in fiscal 2002.

In fiscal 2002, the Company recorded business transformation charges of $36.0 million related to the implementation of its ongoing business transformation initiatives. These charges are described above and in Note 2 of Notes to Financial Statements.

As a result of the above, operating income declined $73.3 million from income of $29.1 million in fiscal 2001 to a loss of $44.2 million in fiscal 2002. These changes caused a decrease in operating income margin from 8.8% in fiscal 2001 to a negative 13.3% in fiscal 2002. Excluding the above-described business transformation costs incurred for the write-down of inventory and business transformation charges, the Company’s operating income decreased $15.8 million from $33.9 million in fiscal 2001 to $18.1 million in fiscal 2002.

Interest expense increased from $9.0 million in fiscal 2001 to $11.8 million in fiscal 2002 as result of higher debt levels associated with funding the Company’s expansion of its company-operated shop and PWI businesses over the past two years.

The Company’s effective tax rate was 38.9% in fiscal 2002 compared to 38.8% in fiscal 2001.

As a result of the above items, net income decreased $46.2 million from income of $12.6 million in fiscal 2001 to a net loss of $33.6 million in fiscal 2002.

Results of Operations—Fiscal 2001 Compared to Fiscal 2000

Sales and revenues for fiscal 2001 declined $19.2 million or 5.5% from fiscal 2000 to $331.5 million, as declines in replacement part sales were only partially offset by increased sales from company-operated shops.

Replacement parts sales decreased $32.4 million to $206.6 million from $239.0 million in 2000. Erosion in shipments of traditional wholesale categories, including exhaust systems and brake products, continued, while sales for the PWI wholesale distribution channel increased 44%. Within the retail auto service business, revenues from company-operated shops rose $14.1 million as the Company added 98 shops during the year, including 72 shops in the fourth quarter. Royalty revenues and license fees were virtually unchanged from the prior year, as Midas achieved its first system-wide comparable store sales increase since 1996. Revenues from real estate rentals declined slightly.

The Company’s gross profit declined $1.8 million from $156.5 million in fiscal 2000 to $154.7 million in fiscal 2001. However, the Company’s gross profit margin increased from 44.6% in fiscal 2000 to 46.7% in fiscal 2001. This improvement was primarily due to the increase in higher-margin retail sales from company-operated shops, as well as improvement in margins on replacement part sales as a result of a more favorable product mix in the Company’s PWI sales channel.

Selling, general and distribution expenses for fiscal 2001 increased $17.2 million or 16.6% from fiscal 2000 to $120.8 million. This increase consists of $22.0 million in incremental operating expenses associated with 98 additional company-operated shops and 45 additional PWI sites, partially offset by lower operating expenses associated with sales declines in the traditional wholesale parts distribution business. As a result of these factors, selling, general and distribution expenses as a percentage of total sales and revenues increased from 29.6% in fiscal 2000 to 36.5% in fiscal 2001. In addition, the Company recorded business transformation charges of $4.8 million in the fourth quarter of fiscal 2001 to reflect a reduction in the Company’s workforce and the write-off of certain impaired assets. In fiscal 2000, the Company incurred business transformation charges of $7.8 million, reflecting an increase the Company’s allowance for bad debts and the implementation of an early retirement program.

As a result of the above changes, operating income declined $16.0 million from $45.1 million in fiscal 2000 to $29.1 million in fiscal 2001. These changes caused a decrease in operating income margin from 12.8% in fiscal 2000 to 8.8% in fiscal 2001. Excluding business transformation charges from both fiscal periods, operating income declined from $52.9 million in fiscal 2000 to $33.9 million in fiscal 2001.

Interest expense increased from $8.1 million in fiscal 2000 to $9.0 million in fiscal 2001 as result of higher debt levels.

The Company’s effective tax rate increased from 25.8% in fiscal 2000 to 38.8% in fiscal 2001, as the fiscal 2000 tax expense included a non-recurring benefit of $5.5 million related to the disposition of the Company’s Australian operations.

As a result of the above items, net income decreased $17.9 million from $30.5 million in fiscal 2000 to $12.6 million in fiscal 2001.

Liquidity, Financial Condition and Capital Resources

Following is a summary of the Company’s cash flows from operating, investing and financing activities for fiscal 2002 and 2001, respectively (in millions):

Fiscal Year	2002	2001
Net cash provided by (used in) operating activities	$(27.3)	$25.9
Net cash used in investing activities	(11.6)	(52.8)
Net cash provided by financing activities	37.9	26.6

Net change in cash and cash equivalents	$(1.0)	$(0.3)

The Company’s operating activities used net cash flow of $27.3 million during fiscal 2002 compared to $25.9 million of cash flow generated in fiscal 2001. The year-over-year change of $53.2 million was primarily due to a $15.8 million reduction in operating income (exclusive of business transformation costs) and changes in assets and liabilities requiring $49.3 million of cash in 2002 as compared to only $11.6 million of cash in 2001. Fiscal 2002 business transformation costs of $62.3 million did not dramatically impact 2002 cash flow, as the charge included $49.7 million of non-cash charges to write-down inventory and accounts receivable and to reflect the impairment of goodwill and fixed assets. Of the remaining $12.6 million of business transformation charges, only $2.8 million had been paid out as of fiscal year end.

The $49.3 million change in assets and liabilities during fiscal 2002 (use of cash) consists primarily of a $30.2 million reduction in accounts payable due to the expiration of vendor terms granted to support the 2001 growth in inventory, a $10.7 million decrease in accrued expenses due to the timing of advertising payments, and an $8.8 million increase in accounts receivable. The fiscal 2001 change in assets and liabilities (use of cash) consists primarily of a $40.4 million increase in inventory related to the growth of Parts Warehouse, Inc. and expansion of product lines, partially offset by a $25.4 million increase in accounts payable due to favorable vendor terms and a $5.3 million increase in accrued expenses.

Investing activities used $11.6 million in cash during fiscal 2002 compared to using $52.8 million during fiscal 2001. Fiscal 2002 investing activities consisted primarily of capital expenditures for ongoing systems development and the upgrade of 72 company-operated shops acquired during the fourth quarter of fiscal 2001. In fiscal 2001, investing activities consisted of $25.2 million in capital investments and $27.6 million in cash paid for acquired businesses. Capital investments of $25.2 million related to ongoing system projects, including the installation of the Company’s new ERP system, the upgrade of acquired company-operated shops, the expansion of the PWI wholesale network, and normal maintenance capital expenditures. The $27.6 million in cash paid to acquire businesses during fiscal 2001 reflected the Company’s purchase of 98 Midas shops from franchisees, and the purchase of the assets of Progressive Automotive Systems, a provider of automotive industry point-of-sale software sold under the name R.O.Writer.

Net cash generated by financing activities was $37.9 million in fiscal 2002 compared to net cash generated of $26.6 million in fiscal 2001. In fiscal 2002, the cash was generated primarily through the sale of 77 owned properties during the fiscal second quarter. The Company sold these properties to Realty Income Corporation, a publicly traded real estate investment trust (REIT). Simultaneous to the sale, Midas leased these properties from Realty Income and the sites continue to be leased to Midas franchisees under currently existing leases. Midas received approximately $39.6 million in net proceeds from the transaction. Because these properties will continue to generate rents to Midas, there will be no effect on revenues. As a result of this transaction, the Company recorded a finance lease obligation on the balance sheet equal to the sale price, and no gain on the sale of the properties was recognized. The properties remain on the balance sheet at their historic cost and will continue to be depreciated over the remainder of their useful lives. Proceeds from this transaction were used to fund the working capital requirements of the business. In fiscal 2001, $26.6 million in cash was generated primarily through an increase in borrowing on the Company’s unsecured revolving line of credit, partially offset by the repayment of short-term borrowings and the payment of dividends to shareholders. The Company suspended the payment of dividends to shareholders in fiscal 2002 and does not expect that it will resume dividend payments in the near future.

During fiscal 2003, the Company expects to improve liquidity through the implementation of its business transformation initiatives. These include the disposition of PWI, the closing and re-franchising of certain company-operated shops, and the closing of additional wholesale distribution centers. The Company expects to generate increased cash flow from these actions as a result of improved operating profitability, reduced wholesale network inventory requirements and cash proceeds from the sale of PWI locations and the liquidation of associated PWI inventory.

The Company’s revolving credit facility was scheduled to expire in January 2003. Prior to its expiration, the lenders extended the maturity date to March 31, 2003. On March 27, 2003, the Company entered into a comprehensive debt restructuring with its existing lenders. Under the terms of the debt restructuring, the Company retired both its $100 million revolving credit facility as well as its $45 million unsecured notes.

The replacement facilities reflect an aggregate commitment of $172.5 million and consist of a $40 million revolving loan facility, a $92.5 million Term Loan A, and a $40 million Term Loan B. The new facilities are secured by substantially all of the assets of the Company and expire on October 3, 2004. Interest on the revolving loan is payable monthly at the prime rate plus 2.75% or LIBOR plus 3.75%. Interest on a portion of the Term Loan A is fixed at 7.67%, while interest on the balance of the Term Loan A is payable monthly at the prime rate plus 5.0% or LIBOR plus 6.0%. The interest rate on the Term Loan B is fixed at 12% cash interest paid quarterly plus 6% paid-in-kind (“PIK”), which is added to principal and due at maturity. On January 4, 2004, the PIK interest rate can be increased to 8% if the Company fails to meet certain financial objectives.

Availability under the revolving credit facility is based on a borrowing base, which takes into consideration the Company’s inventory and accounts receivable levels. The revolving credit facility is senior to both the Term Loan A and Term Loan B.

The new facilities require maintenance of certain financial covenants including maximum allowable leverage and minimum net worth. No scheduled amortization payments are due. The facilities require mandatory prepayments from (i) all proceeds from the sale or disposition of assets of the Company (other than the sale of inventory in the normal course of business), and (ii) 75% of excess cash flow (as defined in the loan agreement), both of which are subject to minimum liquidity requirements.

In connection with the debt restructuring, the Company issued detachable warrants to its existing lenders for 1.0 million shares of the Company’s common stock. If the Company meets certain financial objectives by January 3, 2004, fifty percent of the warrants (500,000) will be returned to the Company. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to the tenth anniversary of issuance, except that 500,000 of the warrants are not exercisable until January 4, 2004.

The following table reflects the Company’s contractual obligations under long-term debt and lease agreements as of December 28, 2002:

	Payments Due by Periods (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short and long-term debt	$132.8	$—	$132.8	$—	$—
Capital lease obligations	8.2	0.8	2.0	2.2	3.2
Finance lease obligations	39.1	0.8	1.7	2.0	34.6
Operating leases	212.5	35.3	63.1	45.3	68.8
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$392.6	$36.9	$199.6	$49.5	$106.6

In addition, to the amounts shown above, the Company has $2.0 million outstanding on a standby letter of credit that expires in March 2003. Additionally, the Company is contingently liable for a portion of loans made to certain franchisees by a third party lender. The maximum loss exposure was $4.2 million at fiscal year end 2002. Since the inception of this program in 1998, the Company has incurred losses totaling $0.1 million under this arrangement.

Additionally, Midas is due rental income in the amounts shown below under sublease agreements on leased properties and rental agreements on owned properties:

	Rental Income Due to Midas by Periods (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Rental income commitments on leased properties	$162.8	$26.0	$46.7	$36.1	$54.0
Rental income commitments on owned properties	112.5	9.8	16.8	14.9	71.0

Total rental income commitments	$275.3	$35.8	$63.5	$51.0	$125.0

Critical Accounting Policies

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those accounting principles. Due to the type of industry in which the Company operates and the nature of its business, the following accounting policies are those that management believes are most important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. A more comprehensive list of the Company’s significant accounting policies is presented in Note 1 of Notes to Financial Statements.

Inventory Valuation

As a manufacturer and distributor of automotive aftermarket parts, inventory represents a substantial portion of the total assets of the Company. Therefore the Company must periodically evaluate the carrying value of its inventory to assess the proper valuation. This includes having adequate accruals to cover losses in the normal course of operation, provide for excess and obsolete inventory, and ensure that inventory is valued at the lower of cost or market. In performing this evaluation the Company considers historical data such as actual loss experience, past and projected usage, and actual margins generated from sales of its products.

During the fourth quarter of fiscal 2002 the Company determined that it would dispose of its PWI business. In evaluating the inventory related to the PWI business, in addition to the factors cited above, the Company also considered independent third party appraisals of the PWI inventory as well as offers made by potential buyers.

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees, rents and other amounts. The future collectability of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it feels may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its franchisees and other customers. Where the Company becomes aware of a customer’s inability to meet its financial obligations (e.g. where it is in financial distress or has filed for bankruptcy), the Company specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of receivables is performed on a quarterly basis.

In connection with the disposal of the PWI business, the Company has also considered the reduced collection efforts that result from a store closing as well as the increased likelihood that customers will not pay amounts due.

Pensions

The Company has non-contributory defined benefit pension plans covering certain of its employees. The Company’s funding policy for the U.S. plan is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Act of 1974, plus any additional amounts the Company may deem to be appropriate. The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in the financial statements be determined on an actuarial basis. A minimum liability is required to be established on the balance sheet representing the amount of unfunded accrued pension cost. This represents the difference between the accumulated benefit obligation and the fair value of plan assets. When it is necessary to establish an additional minimum pension liability, an amount is recorded as an intangible asset limited to unrecognized prior service cost. Any amount in excess of unrecognized prior service cost is recorded as a reduction to shareholders’ equity through cumulative other comprehensive income, net of tax, in the balance sheet. As of December 28, 2002, the Company has recorded an intangible pension asset of $0.8 million and an accumulated reduction to shareholders’ equity of $6.7 million, net of tax.

To account for its defined benefit pension plans in accordance with SFAS No. 87, the Company must make three main determinations at the end of each fiscal year: First, it must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligation for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent year. For guidance in determining this rate, the Company looks at rates of return on high-quality fixed-income investments and periodic published rate ranges. See Note 9 of Notes to Financial Statements for a listing of the discount rates used by year.

Second, the Company must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the accumulated and projected benefit obligation for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent year. In determining this rate the Company looks at its historical and expected rates of annual salary increases. See Note 9 of Notes to Financial Statements for a listing of the rates of increase in compensation levels used by year.

Third, The Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred under SFAS No. 87 and is recognized to net periodic pension cost over a five-year period. See Note 9 of Notes to Financial Statements for a listing of the expected long-term rates used by year.

Carrying Values of Goodwill and Long-Lived Assets

Goodwill represents the amount paid in consideration for an acquisition in excess of the net tangible assets acquired. In accordance with SFAS No. 142, the Company did not amortize goodwill for new acquisitions made after June 30, 2001. For acquisitions prior to that date, the Company continued to amortize goodwill through the end of fiscal 2001. The Company conducts tests for impairment of goodwill annually or more frequently if circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that an asset’s carrying amount exceeds its fair value.

Midas evaluates the carrying values of its long-lived assets to be held and used in the business by reviewing undiscounted cash flows by operating unit. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying values of the assets, the carrying values are adjusted for the differences between the fair values and the carrying values. Additionally, in the case of fixed assets related to locations that will be closed or sold, the Company writes fixed assets down to their estimated recovery value.

Self-Insurance Reserves

The Company is largely self-insured with respect to workers compensation, general liability, and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average monthly claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review.

Impact of New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted the provisions of SFAS No. 142 in the third quarter of fiscal 2001 for new acquisitions. The Company adopted the provisions of SFAS No. 142 for previously acquired intangibles in the first quarter of fiscal 2002. The adoption of SFAS No. 142 did not have a material effect on the Company’s results of operations or financial position at the time of its adoption. The amortization of goodwill in fiscal 2001 was approximately $800 thousand, or $0.03 per diluted share, net of taxes.

During the fourth quarter of 2002, the Company performed a second evaluation of goodwill as a result of a decline in the Company’s operating performance and a change in strategic direction. The results of the evaluation indicated that a portion of goodwill related to its company-operated shop business was impaired. The performance of this reporting unit, which was established during 2001, has not met management’s expectations, primarily due to economic factors, the competitive nature of the unit’s services and operational execution issues. The Company measured the amount of impairment based on a comparison of the fair value to its carrying value. Fair value was determined using a discounted cash flow and cost methodology. Accordingly, the Company recognized a $8.8 million charge in the fourth quarter of 2002 to write-down goodwill primarily related to the company-operated shop business. The Company plans to close certain under performing locations and to re-franchise others, and expects the performance of the remaining locations to improve over the next several years.

On January 1, 2002 the Company adopted SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. The adoption of SFAS No. 144 did not have any impact on the Company’s financial statements at the time of its adoption.

During the fourth quarter of 2002, the Company performed a second evaluation of long-lived assets as a result of a decline in operating performance and a change in strategic direction. Given the Company’s decision to dispose of its PWI business, close certain unprofitable company-operated shops, and close three additional distribution centers, the Company determined that the fixed assets associated with the affected locations were impaired. The Company measured the amount of the impairment based on a comparison of the estimated recovery values of these assets to their carrying values. Accordingly, the Company recognized an $8.6 million charge in the fourth quarter of 2002 to write-down fixed assets related to the locations that will be closed or sold.

In June 2002, the FASB issued SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes the guidance provided under Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002, when they are incurred. Prior to SFAS No. 146, companies were required to recognize the costs at the time management committed to a plan to exit an activity. During the fourth quarter of 2002, management and the Board of Directors of the Company committed the Company to certain exit and disposal activities including the disposal of the PWI locations, the closing of certain company-operated shops, the closing of certain distribution centers, and a reduction in the Company’s workforce. As a result, the Company recorded a charge of $12.5 million in 2002 under the provisions of EITF 94-3. If SFAS No. 146 had been effective, certain of these costs would not have been accrued.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement

No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these financial statements.

Forward Looking Statements

This report contains (and oral communications made by Midas may contain) forward-looking statements that may be identified by their use of words like “plans,” “expects,” “anticipates,” “intends,” “estimates,” “forecasts,” “will,” “outlook” or other words of similar meaning. All statements that address Midas’ expectations or projections about the future, including statements about Midas’ strategy for growth, cost reduction goals, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on Midas’ estimates, assumptions and expectations of future events and are subject to a number of risks and uncertainties. All such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Midas cannot guarantee that these estimates, assumptions and expectations are accurate or will be realized. Midas disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

The Company’s results of operations and the forward-looking statements could be affected by, among others things: general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management’s internal operating plans; the timing and magnitude of capital expenditures; the Company’s ability to access debt and equity markets; economic and market conditions in the U.S. and worldwide; currency exchange rates; changes in consumer spending levels and demand for new products and services; cost and availability of raw materials; and overall competitive activities. Certain of these risks are more fully described in Item 1 of Part I of this annual report. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including foreign currency and interest rates. The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company’s primary exposure is to changes in exchange rates for the U.S. dollar versus the Canadian dollar.

Interest rate risk is managed through a combination of fixed rate debt and variable rate borrowings with varying maturities. The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company believes its allowance for doubtful accounts is sufficient to cover customer credit risk.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item is set forth under the headings “Proposal 1: Election Of Directors” and “Beneficial Ownership of Common Stock—Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement (the “2003 Proxy Statement”) for the Annual Meeting of Shareholders to be held on May 8, 2003, and is incorporated herein by reference.

Information with respect to those individuals who serve as executive officers of the Company is set forth below.

Name, Age and Position	Background and Experience
Alan D. Feldman (51) President and Chief Executive Officer

Mr. Feldman joined Midas as President and Chief Executive Officer in January 2003. From 1994 through 2002, Mr. Feldman held senior management posts at McDonald’s Corporation. His most recent positions were President and Chief Operating Officer of McDonald’s Americas and President of McDonald’s USA. From 1983 to 1994, Mr. Feldman held financial and operations posts with the Pizza Hut and Frito-Lay units of Pepsico. In 1993 he was named Senior Vice President, Business Strategy and Chief Financial Officer of Pizza Hut, and he served as Senior Vice President of Operations for Pizza Hut from 1990 to 1993.

William M. Guzik (43) Senior Vice President and Chief Financial Officer

Mr. Guzik joined Midas in December 1999. From 1995 to 1999, Mr. Guzik served as Chief Financial Officer of Delray Farms, LLC, a start-up grocery retailer located in Chicago, Illinois. From 1993 to 1995, Mr. Guzik served as Vice President and Chief Financial Officer of JG Industries, Inc., a publicly-traded, diversified retailer. Prior to that, Mr. Guzik spent 11 years with Coopers & Lybrand, LLP.

Steven D. Shaneyfelt (46) Senior Vice President and Chief Merchandising Officer

Mr. Shaneyfelt joined Midas in June 2000. From 1989 to 2000, Mr. Shaneyfelt served in several management positions at The Pep Boys, most recently as Vice President of Sales. Prior to The Pep Boys, Mr. Shaneyfelt spent 15 years in various management positions in the automotive division of K-Mart Corporation.

John A. Warzecha (54) Senior Vice President— Franchise Operations

Mr. Warzecha served as Vice President and General Manager of Midas’ company-operated shops from 1989 to 1993 and as Senior Vice President—U.S. Franchise Operations from 1993 to 1997. He joined Midas in 1973.

Richard W. Ahern (46) Vice President— North American Exhaust

Mr. Ahern was named Vice President—General Manager of North American Exhaust in March 2003. From 1999 to 2003 he was Vice President—Manufacturing. From 1988 to 1999, he held various management positions within Midas’ manufacturing operations. Mr. Ahern joined Midas in 1982.

John D. Angster (51) Vice President—Human Resources

Mr. Angster joined Midas in November 2001. From 1997 to 2001, Mr. Angster was Executive Director of Human Resources for Tenneco Automotive, a manufacturer of automotive emissions and ride control products. From 1994 to 1997, Mr. Angster was Vice President of Human Resources with Raytheon Appliances. Prior to 1994, Mr. Angster held various human resource leadership positions with Allied Signal and General Signal.

Name, Age and Position	Background and Experience

James M. Haeger, Jr (38) Vice President—Controller

Mr. Haeger joined Midas in April 2001. He was named Vice President—Controller in February 2002. From 2000 to 2001, Mr. Haeger served in various financial positions for Valent Biosciences, a biotechnology subsidiary of Sumitomo Chemical. From 1991 to 2000, Mr. Haeger held various financial, operating and accounting positions with Abbott Laboratories. Prior to that, Mr. Haeger spent five years with KPMG LLP.

Phil N. Lambert (53) Vice President—Logistics and Distribution

Mr. Lambert joined Midas in May 2000. He was named Vice President—Logistics and Distribution in January 2003. From 1996 to 2000, Mr. Lambert served as Vice President and General Manager of Chesapeake Distribution Services, a third party logistics company. From 1994 to 1996, Mr. Lambert was Vice President of Linehaul Services for Preston Trucking Co. Prior to 1994, Mr. Lambert held various management positions with UPS and RPS.

Alvin K. Marr (37) Vice President, General Counsel & Secretary

Mr. Marr has served as Vice President, General Counsel and Secretary of Midas since June 2001. Mr. Marr joined Midas in 1997 as Assistant General Counsel and Assistant Secretary. From 1990 to 1997, Mr. Marr practiced law with the firm of Holleb & Coff in Chicago, IL.

David W. Matre (37) Vice President—Treasurer

Mr. Matre joined Midas in June 2001. From 1999 to 2001, Mr. Matre was Vice President of Finance for Closerlook, a professional services firm. From 1997 to 1999, Mr. Matre was Treasury Director with Platinum Technology, a global enterprise software company. Prior to 1997, Mr. Matre held various financial positions at CCC Information Services and Abbott Laboratories.

David C. Perrin (61) Vice President—Management Information Systems

Mr. Perrin joined Midas in October 1998 as Vice President—Management Information Systems. Between 1994 and 1998 Mr. Perrin served as Assistant Vice President, Management Information Systems for Pep Boys. Prior to 1994, Mr. Perrin was responsible for Information Technology with Whitlock and then later WSR.

Item 11. Executive Compensation

Information required by this item is set forth under the headings “Election of Directors—Compensation of Directors” and “Executive Compensation and Other Information” in the 2003 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table gives information about Midas’ common stock that may be issued under the Company’s equity compensation plans as of December 28, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,247,971	$14.34	930,170
Equity compensation plans not approved by security holders(2)(3)(4)(5)	246,000	14.55	500,000

Total	1,493,971	$14.38	1,430,170

(1)	Includes the Midas Stock Incentive Plan.
(2)	Includes the Midas Treasury Stock Plan, the Midas Directors’ Deferred Compensation Plan, and non-qualified stock options issued to employees as an inducement to their initial employment.
(3)	The Midas Treasury Stock Plan, adopted in 2002, authorizes the issuance of up to 400,000 shares of Midas common stock held in Treasury pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. No grants have been made under this plan.
(4)	The Midas Directors’ Deferred Compensation Plan was adopted in 2002. This plan provides non-officer directors the option of using their Board and Board Committee annual retainer and meeting attendance fees from the Company to purchase shares of the Company’s Common Stock, or of deferring receipt of such fees in the form of cash units and units representing shares of Common Stock. The Plan provides for a 100,000 maximum aggregate number of shares. The Company’s intention is to use treasury shares for such purposes. No shares have been issued under this plan. All current fees and other compensation for directors are outlined in the 2003 Proxy Statement.
(5)	The Company issues non-qualified stock options to certain individuals in order to induce them to accept employment with the Company. Pursuant to the rules of the New York Stock Exchange, options issued under this program are not considered part of the Midas Stock Incentive Plan and are not deducted from the number of securities remaining available for future issuance. As of December 28, 2002, options for a total of 246,000 shares were outstanding. These options have a ten-year term and vest over a period of five years commencing from the date of grant.

Information required by Item 403 of Regulation S-K is set forth under the heading “Beneficial Ownership of Common Stock” in the 2003 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by this item is set forth under the headings “Certain Relationships and Related Party Transactions” and “Indebtedness of Management” in the 2003 Proxy Statement, and is incorporated herein by reference.

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls.

During the past four years, the Company has been in the process of implementing an enterprise resource planning (“ERP”) system on a company-wide basis. At the same time, the Company has been developing and implementing a new point-of-sale (“POS”) system for use in its company-operated shops and Parts Warehouse, Inc. locations. As we believe is the case in most system changes, the implementation of these systems has necessitated changes in operating policies and procedures and the related internal controls and their method of application. We believe that throughout this implementation, the Company has maintained internal accounting control systems that are adequate to provide reasonable assurance that Company assets are safeguarded from loss or unauthorized use, and that produce records adequate for preparation of financial information.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements

See Index to Financial Statements on Page F-1.

2. Financial Statement Schedules

See Index to Financial Statements on Page F-1.

(b) Reports on Form 8-K

No Report on Form 8-K was filed by the Registrant during the quarter ended December 28, 2002.

(c) Exhibits

Item 16. Principal Accountant Fees and Services

Information required by this item is set forth under the heading “Principal Accounting Firm Fees” in the 2003 Proxy Statement, and is incorporated herein by reference.

Exhibit No.	Description
3(i).1

Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to Midas, Inc. Registration Statement on Form 10/A No. 3 (Post-Effective Amendment No. 1) (Commission File No. 1-13409) (the “Form 10”)).

3(i).2	Certificate of Amendment of the Certificate of Incorporation, dated December 30, 1997 (incorporated by reference to Exhibit 3(i).2 to the Form 10).

3(ii)

By-Laws (as amended December 31, 1997) (incorporated by reference to Exhibit 4.4 to Midas, Inc. Registration Statement on Form S-8 relating to its Retirement Savings Plans (Registration No. 333-44625) (the “RSP Form S-8”)).

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

4.8

Amendment No. 2, dated as of October 16, 1998, to $200,000,000 Credit Agreement dated as of January 22, 1998 (incorporated by reference to Exhibit 4.8 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 29, 2001).

Exhibit No.	Description

4.9

Amendment No. 3, dated as of February 8, 1999, to $200,000,000 Credit Agreement dated as of January 22, 1998 (incorporated by reference to Exhibit 4.9 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 29, 2001).

4.10

Amendment No. 4, dated as of November 9, 2001, to $200,000,000 Credit Agreement dated as of January 22, 1998 (incorporated by reference to Exhibit 4.10 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 29, 2001).

4.11	Amendment No. 5, dated as of October 15, 2002, to $200,000,000 Credit Agreement dated as of January 22, 1998.

4.12

Amendment No. 6, dated as of November 20, 2002, to $200,000,000 Credit Agreement dated as of January 22, 1998 (incorporated by reference to Exhibit 4.11 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

4.13	Amendment No. 7, dated as of January 21, 2003, to $200,000,000 Credit Agreement dated as of January 22, 1998.

4.14	Amendment No. 8, dated as of March 18, 2003, to $200,000,000 Credit Agreement dated as of January 22, 1998.

4.15	Amendment No. 1, dated as of March 22, 2002, to $75,000,000 Note and Guarantee Agreement dated as of April 15, 1998.

4.16	Amendment No. 2, dated as of December 27, 2002, to $75,000,000 Note and Guarantee Agreement dated as of April 15, 1998.

4.17	Amendment No. 3, dated as of March 18, 2003, to $75,000,000 Note and Guarantee Agreement dated as of April 15, 1998.

4.18	Loan and Security Agreement, dated as of March 27, 2003, by and among Midas, Inc. and its subsidiaries, Bank One, NA, as Administrative Agent, and the other Lenders named therein.

4.19

Note, Guaranty and Security Agreement, dated as of March 27, 2003, by and among Midas, Inc. and its subsidiaries, U.S. Bank, National Association, as Collateral Agent, and the Noteholders named therein.

4.20

Intercreditor Agreement by and among the Lenders named in the Loan and Security Agreement and the Noteholders named in the Note, Guaranty and Security Agreement, as acknowledged by Midas, Inc. and its subsidiaries, all dated as of March 27, 2003.

4.21	Warrant Agreement, dated as of March 27, 2003, by and among Midas, Inc. and the Warrant Holders named therein.

10.1

Distribution and Indemnity Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Midas, Inc. Current Report on Form 8-K dated January 30, 1998 (the “Form 8-K”)).

10.2	Tax Sharing Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.2 to the Form 8-K).

10.3*	Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Stock Incentive Plan (Registration No. 333-44797)).

10.4*	Form of Option Agreement (incorporated by reference to Exhibit 10.4 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 26, 1998).

10.5*	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 20, 1997 (File No. 01-13409)).

10.6*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Midas, Inc.’s Registration Statement on Form 10/A No.1 (Commission File No. 01-13409)).

Exhibit No.	Description

10.8*	Form of Restricted Stock Agreement and promissory note (incorporated by reference to Exhibit 10.8 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 26, 1998).

10.9*	Post-retirement Agreement with former Chief Financial Officer (incorporated by reference to Exhibit 10.9 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 30, 2000).

10.10*

Form of Option Grant Agreement for options issued outside of the Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 (Registration No. 333-74094)).

10.11*

Form of Change in Control Agreement for executive officers participating in Midas, Inc Executive Stock Ownership Program (Mr. Warzecha) (incorporated by reference to Exhibit 10.11 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 29, 2001).

10.12*

Separation Agreement with former Chief Information Officer (incorporated by reference to Exhibit 10.12 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.13*

Separation Agreement with former Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.13 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.14*

Compensation and Reimbursement Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.14 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.15*

Compensation Agreement with former President and acting Chief Executive Officer (incorporated by reference to Exhibit 10.15 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.16*

Form of Retention Agreement with certain executive officers (Messrs. Guzik, Shaneyfelt, Warzecha and Marr) (incorporated by reference to Exhibit 10.16 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.17*	Option Agreement with Non-Executive Chairman of the Board of Directors.

10.18*	Restricted Stock Award Agreement with Non-Executive Chairman of the Board of Directors.

10.19*	Employment Confirmation Letter with President and Chief Executive Officer.

10.20*	Option Agreement with President and Chief Executive Officer.

10.21*	Restricted Stock Award Agreement with President and Chief Executive Officer.

10.22*	Treasury Stock Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Treasury Stock Plan (Registration No. 333-89226).

10.23*

Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Directors’ Deferred Compensation Plan (Registration No. 333-101559)).

21	Subsidiaries of Midas, Inc.

23	Consent of KPMG LLP.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Midas, Inc. Code of Ethics.

*	Management Compensatory Plan or Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March 2003.

MIDAS, INC.

By:	/s/ WILLIAM M. GUZIK
William M. Guzik Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the Registrant, this 27th day of March 2003.

Signature	Title

/s/ ROBERT R. SCHOEBERL Robert R. Schoeberl	Chairman of the Board of Directors

/s/ ALAN D. FELDMAN Alan D. Feldman	President, Chief Executive Officer and Director (principal executive officer)

/s/ WILLIAM M. GUZIK William M. Guzik	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ JAMES M. HAEGER, JR. James M. Haeger, Jr.	Vice President and Controller (principal accounting officer)

/s/ HERBERT M. BAUM Herbert M. Baum	Director

/s/ THOMAS L. BINDLEY Thomas L. Bindley	Director

/s/ ARCHIE R. DYKES Archie R. Dykes	Director

/s/ JAROBIN GILBERT, JR. Jarobin Gilbert, Jr.	Director

CERTIFICATIONS

I, Alan D. Feldman, President and Chief Executive Officer of Midas, Inc. (the registrant), certify that:

1.	I have reviewed this annual report on Form 10-K of Midas, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ ALAN D. FELDMAN
Alan D. Feldman President and Chief Executive Officer

I, William M. Guzik, Senior Vice President and Chief Financial Officer of Midas, Inc. (the registrant), certify that:

1.	I have reviewed this annual report on Form 10-K of Midas, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ WILLIAM M. GUZIK
William M. Guzik Senior Vice President and Chief Financial Officer

MIDAS

Financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

REPORT OF MANAGEMENT

Midas management has prepared the accompanying financial statements and related information included herein for fiscal years 2002, 2001, and 2000. The report of KPMG LLP, the Company’s independent auditors, on those financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with accounting principles generally accepted in the United States of America as appropriate in the circumstances based on our best estimates and judgments.

Midas maintains internal accounting control systems which are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and which produce records adequate for preparation of financial information. The system and controls and compliance therewith are reviewed by a program of internal audits and by our independent auditors. There are limits inherent in all systems of internal accounting control including the recognition that the cost of such a system should not exceed the benefits to be derived. We believe the Company’s system provides this appropriate balance.

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

William M. Guzik

Senior Vice President & Chief Financial Officer

March 27, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Midas, Inc.

We have audited the accompanying balance sheets of Midas as of fiscal year end 2002 and 2001 and the related statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2002, 2001, and 2000. These financial statements are the responsibility of Midas’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midas as of fiscal year end 2002 and 2001, and the results of operations and cash flows for fiscal years 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois

March 27, 2003

MIDAS

STATEMENTS OF OPERATIONS

(In millions, except for earnings and dividends per share)

Fiscal Year	2002	2001	2000
Sales and revenues	$333.0	$331.5	$350.7
Cost of sales and revenues	163.1	176.8	194.2
Business transformation charges (inventory write-down)	26.3	—	—

Gross Profit	143.6	154.7	156.5
Selling, general, and distribution expenses	151.8	120.8	103.6
Business transformation charges	36.0	4.8	7.8

Operating income (loss)	(44.2)	29.1	45.1
Interest expense	(11.8)	(9.0)	(8.1)
Other income, net	1.0	0.5	4.1

Income (loss) before income taxes	(55.0)	20.6	41.1
Income taxes (benefit)	(21.4)	8.0	10.6

Net income (loss)	$(33.6)	$12.6	$30.5

Earnings (loss) per share:
Basic	$(2.25)	$0.85	$1.98

Diluted	$(2.25)	$0.85	$1.96

Dividends per common share	$.00	$.08	$.08

Average number of shares
Common shares outstanding	15.0	14.9	15.4
Equivalent shares on outstanding stock options	—	—	0.1

Shares applicable to diluted earnings	15.0	14.9	15.5

See accompanying notes to financial statements.

MIDAS

BALANCE SHEETS

(In millions)

Fiscal Year End	2002	2001
Assets:
Current assets:
Cash and cash equivalents	$0.5	$1.5
Receivables, net	50.7	44.9
Inventories, net	94.6	119.3
Other current assets	50.6	26.8

Total current assets	196.4	192.5
Property and equipment, net	155.1	171.7
Intangible assets	12.3	19.8
Other assets	6.7	19.1

Total assets	$370.5	$403.1

Liabilities and equity:
Current liabilities:
Short-term debt	$—	$0.1
Current portion of long-term obligations	1.6	16.0
Accounts payable	26.5	56.7
Accrued expenses	29.6	33.3

Total current liabilities	57.7	106.1
Long-term debt	132.8	118.0
Obligations under capital leases	7.4	8.2
Finance lease obligation	38.3	—
Deferred income taxes and other liabilities	29.7	30.7

Total liabilities	265.9	263.0

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.3 million shares issued) and paid-in capital	21.9	22.3
Treasury stock, at cost (2.3 million shares and 2.3 million shares)	(53.7)	(53.0)
Notes receivable from common stock sold to officers	—	(4.1)
Unamortized restricted stock awards	(1.0)	(2.5)
Retained income	151.0	184.6
Cumulative other comprehensive loss	(13.6)	(7.2)

Total shareholders’ equity	104.6	140.1

Total liabilities and equity	$370.5	$403.1

See accompanying notes to financial statements.

MIDAS

STATEMENTS OF CASH FLOWS

(In millions)

Fiscal Year	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(33.6)	$12.6	$30.5
Adjustments reconciling net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16.0	14.4	11.1
Gain on sale of assets	—	—	(4.2)
Inventory write-down	26.3	—	—
Business transformation charges	36.0	4.8	7.8
Cash outlays for business transformation costs	(4.2)	(0.9)	—
Deferred income taxes	(18.5)	6.6	4.1
Changes in assets and liabilities, exclusive of effects of business transformation charges, and acquisitions and dispositions:
Receivables	(8.8)	0.7	(1.3)
Inventories	(1.6)	(40.4)	(7.7)
Accounts payable	(30.2)	25.4	1.9
Accrued expenses	(10.7)	5.3	0.8
Other	2.0	(2.6)	(19.6)

Net cash provided by (used in) operating activities	(27.3)	25.9	23.4

Cash flows from investing activities:
Capital investments	(11.2)	(25.2)	(19.9)
Cash paid for acquired businesses	(0.4)	(27.6)	(7.6)
Proceeds from sales of assets	—	—	10.4

Net cash used in investing activities	(11.6)	(52.8)	(17.1)

Cash flows from financing activities:
Net increase (decrease) in short-term debt	(0.1)	(3.1)	3.2
Payment of obligations under capital leases	(0.8)	(0.8)	(0.7)
Net increase (decrease) in long-term debt	(0.5)	33.2	(2.1)
Finance lease obligation borrowings	39.1	—	—
Cash received for common stock	0.4	0.3	2.0
Cash paid for treasury shares	(0.2)	(1.5)	(18.7)
Dividends paid to shareholders	—	(1.5)	(1.3)

Net cash provided by (used in) financing activities	37.9	26.6	(17.6)

Net change in cash and cash equivalents	(1.0)	(0.3)	(11.3)
Cash and cash equivalents at beginning of period	1.5	1.8	13.1

Cash and cash equivalents at end of period	$0.5	$1.5	$1.8

See accompanying notes to financial statements.

MIDAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Notes Receivable From Common Stock Sold to Officers	Unamortized Restricted Stock Awards	Retained Earnings	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Current	Cumulative
Fiscal year end 1999	17.3	$26.8	(1.6)	$(44.9)	$(6.1)	$—	$144.0		$(5.2)
Restricted stock award	—	(1.2)	0.1	3.5	—	(2.3)	—	$—	—
Purchase of treasury shares	—	—	(0.9)	(18.7)	—	—	—	—	—
Stock option transactions	—	(1.0)	0.1	4.5	—	—	—	—	—
Amortization of restricted stock award	—	—	—	—	—	0.5	—	—	—
Net income	—	—	—	—	—	—	30.5	30.5	—
Other comprehensive income
—foreign currency translation adjustments	—	—	—	—	—	—	—	(0.7)	(0.7)

Comprehensive income	—	—	—	—	—	—	—	$29.8	—

Dividends paid to shareholders	—	—	—	—	—	—	(1.3)		—

Fiscal year end 2000	17.3	24.6	(2.3)	(55.6)	(6.1)	(1.8)	173.2		(5.9)
Restricted stock awards	—	(2.0)	0.1	3.4	—	(1.4)	—	$—	—
Purchase of treasury shares	—	—	(0.1)	(1.5)	—	—	—	—	—
Stock option transactions	—	(0.3)	—	0.7	—	—	—	—	—
Retirement of notes receivable from officers	—	—	—	—	2.0	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	—	0.7	—	—	—
Net income	—	—	—	—	—	—	12.6	12.6	—
Other comprehensive income
—foreign currency translation adjustments	—	—	—	—	—	—	—	(1.3)	(1.3)

Comprehensive income	—	—	—	—	—	—	—	$11.3	—

Dividends paid to shareholders	—	—	—	—	—	—	(1.2)		—

Fiscal year end 2001	17.3	22.3	(2.3)	(53.0)	(4.1)	(2.5)	184.6		(7.2)
Restricted stock awards	—	(0.9)	0.1	1.3	—	(0.4)	—	$—	—
Purchase of treasury shares	—	—	—	(0.2)	—	—	—	—	—
Stock option transactions	—	(0.1)	—	0.3	—	—	—	—	—
Forfeiture of restricted stock awards	—	0.6	(0.1)	(2.1)	—	1.5	—	—	—
Retirement of notes receivable from officers	—	—	—	—	1.2	—	—	—	—
Reclassification of notes receivable from officers due to officer resignation	—	—	—	—	2.5	—	—	—	—
Reserve for collectability of officer notes	—	—	—	—	0.4	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	—	0.4	—	—	—
Net loss	—	—	—	—	—	—	(33.6)	(33.6)	—
Other comprehensive income
—foreign currency translation adjustments	—	—	—	—	—	—	—	0.3	0.3
—minimum pension liability	—	—	—	—	—	—	—	(6.7)	(6.7)

Comprehensive income (loss)	—	—	—	—	—	—	—	$(40.0)	—

Fiscal year end 2002	17.3	$21.9	(2.3)	$(53.7)	$—	$(1.0)	$151.0		$(13.6)

See accompanying notes to financial statements.

MIDAS

NOTES TO FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Midas, Inc. (“Midas” or the “Company”) provides retail automotive services principally through franchised or licensed shops in the U.S., Canada, Europe and other countries. Midas also manufactures exhaust system components and purchases other automotive aftermarket replacement parts for distribution to North American franchisees and other automotive aftermarket customers. The consolidated financial statements presented herein include Midas, Inc. and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2001 financial statements in order to provide consistency with the fiscal 2002 results. These reclassifications did not affect previously reported operating income, net income or earnings per share.

Fiscal Periods

Fiscal year 2002 ended on December 28, 2002 and consisted of 52 weeks. Fiscal year 2001 ended on December 29, 2001 and consisted of 52 weeks. Fiscal year 2000 ended on December 30, 2000 and consisted of 52 weeks.

Foreign Currency Translation and Transactions

All assets and liabilities of non-U.S. operations are translated into U.S. dollars using exchange rates as of the end of each fiscal period. Income and expense items are translated at average exchange rates prevailing during each fiscal period. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains and losses from foreign currency transactions are included in net earnings.

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less.

Fair Value of Financial Instruments

Midas’ financial instruments include cash and cash equivalents, receivables, short-term debt, accounts payable, and long-term debt. The fair value of unsecured debt exceeded its carrying value by approximately $1.9 million as of fiscal year end 2002 and approximately $1.2 million as of fiscal year end 2001. The carrying amounts of the other assets and liabilities approximate fair values because of the short maturities of those instruments.

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees, rents and other amounts. The future collectability of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it feels may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its franchisees and other customers. Where the Company

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

becomes aware of a customer’s inability to meet its financial obligations (e.g. where it is in financial distress or has filed for bankruptcy), the Company specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of receivables is performed on a quarterly basis.

In connection with the disposal of the Parts Warehouse, Inc. (“PWI”) business, the Company has also considered the reduced collection efforts that result from a store closing as well as the increased likelihood that customers will not pay amounts due.

Notes Receivable

Notes receivable relate to franchisee product financing arrangements and other long-term receivables that exceed one year. They bear interest at a market rate based on the customer’s credit quality and are recorded at face value. Interest is recognized over the life of the note. The notes are typically collateralized by inventory, equipment or similar assets of the franchisee. The Company has not and does not intend to sell these receivables. Past due notes receivable are considered during the Company’s valuation of receivables.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined using the weighted-average cost method, which approximates the first-in, first-out method. During fiscal 2002, the Company determined that it would dispose of its PWI business. In assessing the net realizable value of the inventory related to the PWI business, the Company considered original cost, past and projected usage, independent third party appraisals and offers made by potential buyers.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method and includes amortization of assets held under capital and finance leases. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and gains or losses are recorded in the statement of operations. Expenditures for maintenance and repairs are expensed as incurred.

Buildings and improvements are depreciated over useful lives ranging from 10 to 40 years. Machinery and equipment is depreciated over useful lives ranging from three to 12 years, and computer hardware is depreciated over useful lives of three to five years. Major enterprise-level computer software is depreciated over 10 years while all other software is depreciated over five years.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Self-Insurance Reserves

The Company is largely self-insured with respect to workers compensation, general liability, and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average monthly claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review.

Impact of New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted the provisions of SFAS No. 142 in the third quarter of fiscal 2001 for new acquisitions. The Company adopted the provisions of SFAS No. 142 for previously acquired intangibles in the first quarter of fiscal 2002. The adoption of SFAS No. 142 did not have a material effect on the Company’s results of operations or financial position at the time of its adoption. The amortization of goodwill in fiscal 2001 was approximately $800 thousand, or $0.03 per diluted share, net of taxes.

During the fourth quarter of 2002, the Company performed a second evaluation of goodwill as a result of a decline in the Company’s operating performance and a change in strategic direction. The results of the evaluation indicated that a portion of goodwill related to its company-operated shop business was impaired. The performance of this reporting unit, which was established during 2001, has not met management’s expectations, primarily due to economic factors, the competitive nature of the unit’s services and operational execution issues. The Company measured the amount of impairment based on a comparison of the fair value to its carrying value. Fair value was determined using a discounted cash flow and cost methodology. Accordingly, the Company recognized an $8.8 million charge in the fourth quarter of 2002 to write-down goodwill primarily related to the company-operated shop business. The Company plans to close certain under performing locations and to re-franchise others, and expects the performance of the remaining locations to improve over the next several years.

On January 1, 2002 the Company adopted SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment or in a distribution to owners) or is classified as held for sale. The adoption of SFAS No. 144 did not have any impact on the Company’s financial statements at the time of its adoption.

During the fourth quarter of 2002, the Company performed a second evaluation of long-lived assets as a result of a decline in operating performance and a change in strategic direction. Given the Company’s decision to dispose of its PWI business, close certain unprofitable company-operated shops, and close three additional distribution centers, the Company determined that the fixed assets associated with the affected locations were impaired. The Company measured the amount of the impairment based on a comparison of the estimated recovery values of these assets to their carrying values. Accordingly, the Company recognized an $8.6 million charge in the fourth quarter of 2002 to write-down fixed assets related to the locations that will be closed or sold.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes the guidance provided under Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” SFAS No. 146 requires companies to recognize liabilities and costs associated with exit or disposal activities initiated after December 31, 2002, when they are incurred. Prior to SFAS No. 146, companies were required to recognize the costs at the time management committed to a plan to exit an activity. During the fourth quarter of 2002, management and the Board of Directors of the Company committed the Company to certain exit and disposal activities including the disposal of the Parts Warehouse, Inc. locations, the closing of certain company-operated shops, the closing of certain distribution centers, and a reduction in the Company’s workforce. As a result, the Company recorded a charge of $12.5 million in 2002 under the provisions of EITF 94-3. If SFAS No. 146 had been effective, certain of these costs would not have been accrued.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these financial statements.

Goodwill

Goodwill represents the amount paid in consideration for an acquisition in excess of the net tangible assets acquired. In accordance with SFAS No. 142, the Company did not amortize goodwill for new acquisitions made after June 30, 2001. For acquisitions prior to that date, the Company continued to amortize goodwill through the end of fiscal 2001. The Company conducts tests for impairment of goodwill annually or more frequently if circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that an asset’s carrying amount exceeds its fair value.

Carrying Values of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property and equipment, are reviewed for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by reviewing the undiscounted cash flows expected to be generated by the asset. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying values of the assets, the carrying values are adjusted for differences between the asset fair values and the carrying values. Fixed assets held for sale are separately disclosed and reported at the lower of the carrying amount or fair value, less costs to sell. Assets held for sale are no longer depreciated.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Product sales are recognized as revenues at the time products are shipped, at which time provision is made for estimated product returns. Sales and revenues of company-operated shops are recognized when customer vehicles are repaired or serviced.

Revenues derived from initial franchise fees, which represented approximately 0.6%, 0.5% and 0.4% of revenues in fiscal 2002, 2001 and 2000, respectively, are recognized when the franchised shop opens. Costs related to securing initial franchise agreements and performing the required services under such agreements are charged to expense as incurred. Franchise renewal fees are recognized when the renewal period commences. Royalties are recognized in the periods that correspond to the periods when retail sales and revenues are recognized by franchisees.

Real estate revenues are recognized as earned on a monthly basis in accordance with the underlying property lease terms.

Selected products carry warranties ranging from one year to the lifetime of a vehicle, so long as the original retail customer owns the vehicle. Midas estimates and records the net costs related to its warranty program as required, in the period the sales are reported, based on its historical experience.

Recognition of Warranty Costs

Customers are provided a written warranty from Midas on genuine Midas products that will be honored at any Midas shop throughout North America. This warranty is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The warranty covers defects in workmanship as well as normal wear and tear. Each Midas shop is required to honor such warranties in accordance with their terms and with policies as issued from time to time by the Company.

The customer is not charged for the actual part replaced under warranty, but is required to pay the franchisee for the labor to replace the part plus labor and product cost for other non-warranted parts necessary for the warranty replacement. The Company reimburses the Midas franchisee for its cost of the warranted item, and records a corresponding expense in its financial statements as these reimbursement requests are processed. Except in the case of shocks and struts, which generally do not require non-warranted parts as part of a warranty claim, the Company does not maintain an accrual for outstanding warranty claims. This is due to the fact that the average warranty claim generates a net profit to the Company as the revenues and gross margin to Midas from a warranty claim exceed the cost of the reimbursement to the franchisee. Profit to Midas from a warranty claim includes a royalty based on non-warranted parts and labor sold to the customer, plus gross margin on the sale of the replacement part and other non-warranted parts to the franchisee.

Annual warranty activity is summarized as follows (in millions):

Fiscal Year	2002	2001	2000
Accrued warranty expense at beginning of period	$0.5	$0.6	$0.1
Warranty expense	14.5	17.3	19.1
Warranty credit issued to franchisees	(14.5)	(17.4)	(18.6)

Accrued warranty expense at end of period	$0.5	$0.5	$0.6

Warranty expense is included in cost of sales and revenues in the statements of earnings and the warranty accrual is included in other liabilities on the balance sheets.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company uses the intrinsic value method of accounting for its stock-based compensation plans. See Note 10 for additional information.

Advertising

Advertising costs are expensed as incurred.

Use of Estimates

In order to prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reported amounts of reserves and expenses during the period and disclosures of contingencies. Significant items subject to such estimates and assumptions include inventory valuation, valuation of receivables, business transformation charges, carrying values of goodwill and long-lived assets, self insurance reserves and warranty reserves. Actual results could differ from these estimates.

(2) Business Transformation Charges

From its inception and through the mid 1990’s, the traditional Midas business model had primarily focused on the sale of exhaust and brake products at the wholesale level and performance of exhaust and brake repair services at shops within the Midas system. As recently as 1997, exhaust and brake repair services constituted 82% of Midas shop revenues in the U.S. market. As automobile manufacturers began to employ non-corrosive stainless steel exhaust systems, the Company’s core exhaust replacement business began to experience sustained revenue declines in both the wholesale parts distribution and retail Midas shop businesses. In response to these trends, the Company has been transforming its existing business model in order to improve the long-term health and success of the Company and the Midas system.

As part of the Company’s ongoing business transformation, the Company has developed and is implementing strategic initiatives, which it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to increase its market share, improve revenues, reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives include the disposition of the PWI business, the closure and re-franchising of certain company-operated shops and the redesign of the Company’s wholesale distribution network. In addition, the Company will continue to reduce its administrative expenses in conjunction with the implementation of these strategic initiatives. During 2002, the Company’s management and Board of Directors committed to specific actions with respect to these initiatives with the intent of completing these actions during fiscal 2003. The cost of these initiatives is summarized below (in millions).

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Business transformation charges by strategic initiative

Fiscal Year	2002
Disposition of Parts Warehouse, Inc.	$39.0
Closure and re-franchising of certain company-operated shops	12.5
Redesign of the wholesale distribution network	3.3
Severance and administrative costs	7.5

Total business transformation charges	$62.3

Business transformation charges by activity

Fiscal Year	2002
Inventory write-down	$26.3
Goodwill impairment	8.8
Fixed asset impairment	8.6
Non-recoverable lease costs	6.5
Severance and other separation costs	6.0
Accounts receivable write-down	3.0
Financing costs	1.6
Other costs	1.5

Total business transformation charges	$62.3

Inventory write-downs are reflected in the statements of operations as a component of cost of sales and revenues. All other costs are shown as expenses under the heading “Business transformation charges.” Non-recoverable lease costs are estimated based on gross lease expense and amounts management believes will be recovered from future sublease income or the disposition of leases. Of the total pre-tax cost of $62.3 million, approximately $49.7 million represents non-cash asset write-downs, while $12.6 million represents past or future cash outlays. As of December 28, 2002, approximately $2.8 million of the $12.6 million had been paid.

Each business transformation initiative and its related costs are described in more detail below (in millions):

Disposition of Parts Warehouse, Inc.

Fiscal Year	2002
Inventory write-down	$26.3
Fixed asset impairment	4.5
Non-recoverable lease costs	3.6
Accounts receivable write-down	3.0
Goodwill impairment	0.9
Other costs	0.7

$39.0

During 2000, in direct response to the changing needs of the aftermarket auto repair industry, Midas established Parts Warehouse, Inc., a network of small quick delivery sites that distribute parts on a just-in-time basis to Midas dealers and to customers outside the Midas system. The Company’s previous strategic plan called for a rapid expansion of the PWI business in order to leverage the existing distribution network and migrate the traditional wholesale business from a stocking-dealer platform based on weekly deliveries to a just-in-time delivery model, while providing a supply-chain solution for the new services being added by Midas dealers at retail. To date, this strategy has not provided the expected results, and the investment required to complete the

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

build-out of the PWI network is substantial. Even when completely built-out, the PWI network of 250 stores would be small relative to established just-in-time automotive suppliers such as AutoZone, NAPA and CarQuest. Therefore, the Company believes that the Midas system is better served by providing a ready-made sourcing solution to Midas shops through a strategic alliance with one or more of these types of distributors.

In the fourth quarter of 2002, the Company determined that it would dispose of its PWI business through the sale of locations and liquidation of associated inventory. As a result, the Company recorded charges of $39.0 million in fiscal 2002. These charges were comprised of a $26.3 million inventory write-down to reduce PWI- related inventory to its expected net realizable value, a $4.5 million charge to reflect the impairment of store fixed assets, $3.6 million in non-recoverable future lease costs associated with stores and delivery vehicles, $3.0 million to reflect the lower expected collection rate on receivables due to store closures, and $0.9 million in goodwill impairment to write-off goodwill associated with the Company’s fiscal 2000 acquisition of 27 climate control warehouses which became the PWI business. As of December 28, 2002, none of the cash costs associated with these charges had been paid. The Company expects to complete the disposition of PWI during fiscal 2003.

Closure and Re-Franchising of Certain Company-Operated Shops

Fiscal Year	2002
Goodwill impairment	$7.9
Fixed asset impairment	3.2
Non-recoverable lease costs	1.3
Other costs	0.1

$12.5

After disposing of its company-operated shop operation in the late 1990’s, the Company determined in 2001 that it needed to re-establish a company-operated shop network. During 2001, the Company acquired 98 shops from various franchisees, including the purchase of 52 locations in 2001 from one franchisee that was in Chapter 11 bankruptcy proceedings. As of December 28, 2002, the total number of company-operated shops was 111.

In the fourth quarter of 2002 the Company made the decision to stop the aggressive growth of the company shop operation and to bring focus to the program by closing unprofitable shops and re-franchising shops in markets where the Company does not have critical mass. As part of this program, 12 shops will be closed in fiscal 2003, and additional shops will be re-franchised. As a result, the Company recorded charges of $12.5 million during the fourth quarter of fiscal 2002. These charges were comprised of $7.9 million to reflect the impairment of goodwill associated with the company-operated shops, $3.2 million to reflect the impairment of fixed assets at company-operated shops that will be closed or re-franchised, and $1.3 million in projected non-recoverable lease costs associated with closed shops.

A total of 10 of the 12 shops scheduled for closure were closed in February of 2003. As of December 28, 2002, none of the cash costs associated with these charges had been paid. The Company will continue to evaluate all company-operated shop locations and may re-franchise additional owned locations where it is determined that the Company’s return on investment objectives are best achieved through re-franchising instead of ownership.

Redesign of the Wholesale Distribution Network

Fiscal Year	2002
Non-recoverable lease costs	$1.6
Fixed asset impairment	0.9
Severance and other separation costs	0.5
Other costs	0.3

$3.3

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

In response to the declining sales of traditional Midas wholesale products, the Company has moved aggressively to reduce costs and improve operating efficiency throughout its traditional wholesale distribution network. Since 1999, the Company has reduced its network of North American distribution centers from 18 to 11 and opened one new centralized distribution facility for exhaust products. The Company has also invested heavily in technology to support the reconfigured distribution network. Based on current sales trends in the traditional wholesale channel, the Company needs to further rationalize its distribution center network. During fiscal 2002, the Company committed to a plan to close three additional distribution centers in 2003. The Company recorded a charge of $3.3 million in fiscal 2002 that primarily reflects $1.6 million in expected non-recoverable future lease costs related to expected 2003 closures and a previously closed distribution center, $0.9 million to reflect the impairment of fixed assets and $0.5 million in severance costs to be incurred at distribution centers as they close. As of December 28, 2002, $0.2 million of the cash costs associated with these charges had been paid.

The Company continues to explore ways in which it can offer Midas dealers the benefits of the traditional Midas wholesale distribution channel, while providing to Midas system dealers an advantageous, low cost just-in-time parts sourcing solution. In addition to considering further reductions in the number of distribution centers utilized by its traditional wholesale network, the Company is currently evaluating a number of strategic alternatives including outsourcing certain wholesale distribution functions to various third parties. The Company intends that any change in Midas’ wholesale distribution channel operation will improve Company profitability and return on net investment, while maintaining support for franchisee operations.

Severance and Administrative Costs

Fiscal Year	2002
Severance and other separation costs	$5.5
Financing costs	1.6
Other costs	0.4

$7.5

The Company’s existing corporate administrative structure was designed to support rapid expansion of PWI, growth of the company-operated shop business and a traditional wholesale business with over 12 distribution centers. The Company’s current strategic plan, which involves the disposition of PWI, the closure and re-franchising of certain company-operated shops and the redesign of the traditional wholesale distribution will result in a reduction in the amount of corporate administrative activities. As a result, the Company recorded charges of $7.5 million in fiscal 2002. These charges include $5.5 million in severance and other separation costs for certain executives who are no longer with the Company. Additionally, the Company recorded $1.6 million in charges for financing costs incurred during the fourth quarter of fiscal 2002 that did not result in a successful refinancing for the Company. As of December 28, 2002, cash costs of $2.6 million had been paid.

Fiscal 2001 Business Transformation Costs

2001
Severance and other separation costs	$2.1
Asset impairment	1.9
Non-recoverable lease costs	0.8

$4.8

As part of the ongoing business transformation process, the Company made the decision in the fourth quarter of 2001 to reduce its workforce in 2002. This reduction occurred in January 2002 and the employees were severed. As a result, the Company recorded severance and other separation costs of $2.1 million in 2001. At the same time, the Company recorded charges of $1.9 million to write down assets with no continuing value, and

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

$0.8 million to reserve for non-recoverable lease costs for closed PWI locations. The total business transformation charges included $1.9 million of cash costs. Approximately $0.4 million was paid in fiscal 2001 and approximately $1.3 million was paid in fiscal 2002.

Fiscal 2000 Business Transformation Costs

2000
Allowance for bad debts	$4.8
Early retirement program	3.0

$7.8

During fiscal 2000, the Company recorded a $4.8 million increase to its allowance for bad debt due to the Chapter 11 bankruptcy filing of two multi-shop franchisees, including the largest operator in the Florida market, whose remaining 52 shops were purchased by the Company in fiscal 2001. The Company also offered an early retirement program to its employees during fiscal 2000 in order to reduce its ongoing employee-related operating costs. The cash portion of the fiscal 2000 business transformation charge was $3.0 million. Approximately $0.5 million was paid in fiscal 2001 and approximately $0.1 million was paid in fiscal 2002. The remaining amount will be paid out of the Company’s pension plan.

(3) Debt Agreements

Long-term debt consisted of the following (in millions):

Fiscal Year End	2002	2001
Revolving credit facility	$87.8	$73.0
Unsecured debt	45.0	60.0
Notes payable, due 2002, 9.5% interest rate	—	0.2

Total debt	132.8	133.2
Less amounts due within one year	—	15.2

Long-term debt	$132.8	$118.0

As of December 28, 2002, the Company had a five-year, revolving credit facility with a syndicate of commercial banks and financial institutions that enabled the Company to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $100 million. The first $87.5 million of borrowings under this facility was unsecured, while borrowings above $87.5 million were secured by certain domestic assets of the Company. The Company also had $45 million of unsecured debt outstanding with a fixed rate of 6.89%. Annual principal payments of $15 million were due each year on April 15th with the final maturity on April 15, 2005.

The Company’s revolving credit facility was scheduled to expire in January 2003. Prior to its expiration, the lenders extended the maturity date to March 31, 2003. On March 27, 2003, the Company entered into a comprehensive debt restructuring with its existing lenders. Under the terms of the debt restructuring, the Company retired both its $100 million revolving credit facility as well as its $45 million unsecured notes. Due to the refinancing of the Company’s debt in March 2003, all debt has been classified as long-term in the December 28, 2002 balance sheet.

The replacement facilities reflect an aggregate commitment of $172.5 million and consist of a $40 million revolving loan facility, a $92.5 million Term Loan A, and a $40 million Term Loan B. The new facilities are secured by substantially all of the assets of the Company and expire on October 3, 2004. Interest on the revolving loan is payable monthly at the prime rate plus 2.75% or LIBOR plus 3.75%. Interest on a portion of the Term Loan A is fixed at 7.67%, while interest on the balance of the Term Loan A is payable monthly at the prime rate plus 5.0% or LIBOR plus 6.0%. The interest rate on the Term Loan B is fixed at 12% cash interest paid quarterly plus 6% paid-in-kind (“PIK”), which is added to principal and due at maturity. On January 4, 2004, the PIK interest rate can be increased to 8% if the Company fails to meet certain financial objectives.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Availability under the revolving credit facility is based on a borrowing base, which takes into consideration the Company’s inventory and accounts receivable levels. The revolving credit facility is senior to both the Term Loan A and Term Loan B.

The new facilities require maintenance of certain financial covenants including maximum allowable leverage and minimum net worth. No scheduled amortization payments are due. The facilities require mandatory prepayments from (i) all proceeds from the sale or disposition of assets of the Company (other than the sale of inventory in the normal course of business), and (ii) 75% of excess cash flow (as defined in the loan agreement), both of which are subject to minimum liquidity requirements.

In connection the debt restructuring, the Company issued detachable warrants to its existing lenders for  1.0 million shares of the Company’s common stock. If the Company meets certain financial objectives by January 3, 2004, fifty percent of the warrants (500,000) will be returned to the Company. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to the tenth anniversary of issuance, except that 500,000 of the warrants are not exercisable until January 4, 2004.

(4) Supplemental Balance Sheet and Cash Flow Information

Receivables

Receivables are stated net of allowance for doubtful accounts.

Allowance for doubtful accounts consisted of (in millions):

Fiscal Year End	2002	2001
Allowance for doubtful accounts at beginning of year	$7.5	$6.6
Additions charged to bad debts	0.9	1.3
Write down of PWI accounts receivable	3.0	—
Write-downs charged against allowance	(0.6)	(0.4)

Allowance for doubtful accounts at end of year	$10.8	$7.5

Inventories

Inventories consisted of the following (in millions):

Fiscal Year End	2002	2001
Raw materials and work in process	$2.1	$3.1
Finished goods, net of reserves	118.8	116.2
Write down of inventory	(26.3)	—

	$94.6	$119.3

Inventory is shown net of a reserve of $26.3 million to write-down PWI-related inventory to its estimated net realizable value.

Other Current Assets

Other current assets consisted of the following (in millions):

Fiscal Year End	2002	2001
Income taxes receivable	$6.3	$4.9
Deferred income taxes	33.5	11.4
Other	10.8	10.5

	$50.6	$26.8

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment consisted of the following (in millions):

Fiscal Year End	2002	2001
Land	$46.3	$46.6
Buildings and improvements	117.4	113.9
Machinery and equipment	64.5	71.1
Computer hardware	27.7	24.4
Computer software	32.4	27.9

Total property and equipment	288.3	283.9
Accumulated depreciation and amortization	(124.6)	(112.2)
Impairment reserve	(8.6)	—

Property and equipment, net	$155.1	$171.7

On December 30, 2002, the Company sold one of its distribution centers, which had a net book value of $1.7 million at December 28, 2002, and leased the facility back under a short-term lease.

Intangible Assets

Intangible assets consisted of the following (in millions):

Fiscal Year End	2002	2001
Goodwill	$20.8	$20.3
Other	1.1	0.3

Total intangible assets	21.9	20.6
Accumulated amortization	(0.8)	(0.8)
Impairment reserve	(8.8)	—

Intangible assets, net	$12.3	$19.8

Accrued Expenses

Accrued expenses consisted of the following (in millions):

Fiscal Year End	2002	2001
Salaries and wages	$1.7	$2.1
Taxes other than income taxes	3.5	2.4
Advertising	6.7	13.8
Business transformation charges	7.4	—
Sales return allowance	2.3	4.0
Other	8.0	11.0

	$29.6	$33.3

Supplemental Cash Flow Information

Net cash flow from operating activities includes cash payments for interest and income taxes as follows (in millions):

Fiscal Year	2002	2001	2000
Interest paid	$12.0	$8.8	$8.4
Income taxes paid, net of tax refunds	0.9	0.2	10.5

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(5) Advertising

Under the terms of its franchise agreements, Midas is obligated to spend an amount equal to one-half of the royalty payments received from franchisees for advertising expenditures. Amounts received from franchisees are recorded as liabilities until disbursed. Midas also administers cooperative advertising programs under which amounts received from franchisees are recorded as liabilities until they are disbursed. Aggregate expenditures under these programs by Midas’ North American operations amounted to $63.7 million, $52.1 million, and $66.9 million in fiscal 2002, 2001, and 2000, respectively.

Midas also incurs certain advertising costs that are included in selling, general and distribution expenses, which amounted to $4.8 million, $2.2 million, and $10.8 million in fiscal 2002, 2001, and 2000, respectively.

(6) Income Taxes

Income tax expense (benefit) consisted of the following (in millions):

Fiscal Year	2002	2001	2000
Current:
U.S. Federal	$(3.0)	$1.5	$4.1
Non-U.S.	0.1	(0.4)	1.5
U.S. state and local	—	0.3	0.9

Total current	(2.9)	1.4	6.5

Deferred:
U.S. Federal	(16.1)	5.6	3.0
Non-U.S.	0.5	—	0.4
U.S. state and local	(2.9)	1.0	0.7

Total deferred	(18.5)	6.6	4.1

Income taxes	$(21.4)	$8.0	$10.6

The items which gave rise to differences between the income taxes in the statements of operations and the income taxes computed at the U.S. statutory rate are summarized as follows:

Fiscal Year	2002	2001	2000
Income tax expense (benefit) computed at U.S. statutory rate	(35.0)%	35.0%	35.0%
U.S. state and local taxes, net of U.S. Federal income tax effects	(3.8)	4.4	2.4
Higher (lower) non-U.S. effective tax rates	(0.1)	(0.2)	2.4
U.S. tax benefit on the disposition of Australian operations	—	—	(12.2)
Non-deductible expenses	(0.2)	0.4	0.3
Foreign tax credits and other items, net	0.2	(0.8)	(2.1)

Effective income tax rate	(38.9)%	38.8%	25.8%

Pretax income from non-U.S. operations amounted to a $0.9 million loss in fiscal 2002, a loss of $0.6 million in fiscal 2001, and income of $2.6 million in fiscal 2000. Historically, Midas’ practice has been to reinvest its earnings in its non-U.S. subsidiaries. The Company has not recognized U.S. income taxes on the unremitted earnings of its Canadian operations, since foreign tax credits for Canadian income taxes will significantly reduce or eliminate any U.S. tax liability.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are created by “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as reported under income tax regulations. Deferred tax assets and liabilities consisted of (in millions):

Fiscal Year End	2002	2001
Deferred tax assets attributable to:
Business transformation accruals	$23.4	$—
Employee benefits and vacation accruals	0.8	1.1
Capitalized leases	0.5	1.1
Long term property reserves	2.2	4.3
Other items	6.6	4.9

Total deferred tax assets	33.5	11.4

Deferred tax liabilities attributable to:
Depreciation and amortization	(8.2)	(7.4)
Pension plan expense	0.2	(3.9)
Other items	(5.4)	(4.9)

Total deferred tax liabilities	(13.4)	(16.2)

Net deferred tax assets (liabilities)	$20.1	$(4.8)

Net deferred tax assets (liabilities) included in:
Other current assets	$33.5	$11.4
Deferred income taxes and other liabilities	(13.4)	(16.2)

Net deferred tax assets (liabilities)	$20.1	$(4.8)

Management believes it is more likely than not that all deferred tax assets will be realized and, accordingly, no valuation allowance has been recorded.

(7) Franchise Agreements

Midas’ franchise agreements generally cover a 20-year period and provide for renewals. A franchise agreement can be canceled by Midas only in the event a franchisee fails to comply with the provisions of the agreement. Franchise agreements provide for initial and renewal fees and continuing royalty payments based on a percentage of sales.

Worldwide shops in operation as of fiscal year end consisted of (unaudited):

Fiscal Year End	2002	2001	2000
Franchised and licensed	2,603	2,627	2,725
Company-operated	111	108	10

Total	2,714	2,735	2,735

(8) Leases

Control of the real estate used by Midas shops is a fundamental strength of the Midas program. Midas employs a number of methods to ensure continued dedication of the real estate to the Midas program. Midas leases real estate that is subleased to franchisees and owns real estate in the U.S. that is leased to franchisees. Midas has also entered into contingent operating lease agreements that are described below. At fiscal year end 2002, approximately 83% of real estate associated with North American shops was controlled by Midas, using one of these methods.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Leased Real Estate and Equipment

Gross rent expense applicable to operating leases relates to rentals of shops, distribution facilities, corporate administration facilities and other miscellaneous items. Gross rent expense, the sublease rental income from franchisees that reduced gross rent expense, and the resulting net rent expense for fiscal 2002, 2001 and 2000 are presented below (in millions):

Fiscal Year	2002	2001	2000
Gross rent expense	$34.9	$29.2	$25.7
Sublease rental income	25.9	24.0	25.0

Net rent expense	$9.0	$5.2	$0.7

Substantially all of Midas’ operating leases provide that Midas pay taxes, maintenance, insurance, and certain other operating expenses. The subleases with franchisees contain provisions for Midas to recover such costs.

Real Estate Sale and Leaseback Transaction

Midas owns retail properties throughout the United States that are leased to franchisees and operated as Midas shops. During the second quarter of fiscal 2002 the Company sold 77 of these properties to Realty Income Corporation, a publicly traded real estate investment trust (REIT), and realized approximately $39.6 million in net proceeds. Simultaneous to that sale, Midas leased these properties from Realty Income and the sites continue to be leased to Midas franchisees under existing leases. Because these properties will continue to generate rents to Midas, there will be no effect on revenues.

In accordance with the provisions of Statement of Financial Accounting Standards No. 98, “Accounting for Leases,” the Company recorded a finance lease obligation on the balance sheet of $39.6 million, equal to the net sale price of the properties, and no gain on the sale was recognized. The properties remain on the balance sheet at their historic cost and will continue to be depreciated over the remainder of their useful lives. Annual lease payments (shown below) will be made through the expiration of the lease in 2022.

Minimum Annual Rental Payments

At fiscal year end 2002, annual minimum rental payments due under capital, finance and operating leases that have initial or remaining non-cancelable terms in excess of one year, along with sublease rental income on real estate due under non-cancelable subleases were as follows (in millions):

	Capital Leases	Finance Leases	Operating Leases	Sublease Rentals	Total
2003	$1.7	$4.5	$35.3	$(26.0)	$15.5
2004	1.6	4.5	33.0	(24.7)	14.4
2005	1.6	4.4	30.1	(22.0)	14.1
2006	1.5	4.4	25.2	(19.6)	11.5
2007	1.5	4.4	20.1	(16.5)	9.5
Thereafter	4.1	63.8	68.8	(54.0)	82.7

Total minimum lease payments	12.0	86.0	$212.5	$(162.8)	$147.7

Less imputed interest	3.8	46.9

Present value of minimum lease payments	8.2	39.1
Less current portion	0.8	0.8

Obligations under capital and finance lease obligations—noncurrent	$7.4	$38.3

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

At fiscal year end 2002 and 2001, the net book value of property under capital leases included in the balance sheets amounted to $5.2 million and $6.0 million, respectively. At fiscal year end 2002, the net book value of property under finance leases included in the balance sheets amounted to $29.2 million. There were no properties held under finance leases in fiscal 2001.

Real Estate Owned by Midas and Leased to Franchisees

Midas owns real estate located in various communities throughout the U.S. that is leased to franchisees under operating lease agreements. Substantially all leases are for initial terms of 20 years and provide for minimum and contingent rentals.

Real estate leased to franchisees and included in the balance sheets consisted of (in millions):

Fiscal Year End	2002	2001
Land	$28.0	$42.9
Buildings and improvements	54.9	78.6

Total property and equipment	82.9	121.5
Accumulated depreciation	(26.6)	(32.6)

Property and equipment, net	$56.3	$88.9

Rental income on owned real estate for fiscal 2002 was $12.8 million, compared to $16.0 million in fiscal 2001 and $15.7 million in fiscal 2000. Minimum future lease payments to be received are as follows (in millions):

2003	$9.8
2004	8.9
2005	7.9
2006	7.6
2007	7.3
Thereafter	71.0

$112.5

Contingent Operating Lease Agreements

Midas has entered into contingent operating lease agreements covering real estate that is leased by U.S. and Canadian franchisees from parties that are directly or indirectly related to the franchisees. At December 28, 2002, 104 shops were covered by these contingent operating lease agreements, under which Midas could be required, under certain limited circumstances, to begin making rental payments with respect to individual shop locations. The average annual shop rental is $52 thousand with an average remaining term of approximately 9 years.

Management believes that, individually and in the aggregate, any potential difference that might arise under these contingent lease agreements between the rental expense and the rental income from future subleases would not materially affect the financial position or results of operations of Midas.

(9) Pension and Postretirement Plans

Defined Benefit Pension Plans and Other Postretirement Plans

Certain Midas employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried employees provide pension benefits based on years of service, and generally are

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

limited to a maximum of 20% of the employees’ average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds, and government securities. The cost of these plans is being funded currently.

Midas has historically also provided certain life and health care benefits to substantially all former U.S. salaried employees who retired prior to July 1989 and selected other employees in the U.S. and Canada. During fiscal 2000, the Company terminated this company-funded plan and employees participating in the plan were given an enhanced pension benefit. As a result of these actions, the postretirement medical and life insurance plan obligations were eliminated resulting in a one-time gain of $6.2 million. Partially offsetting this gain was a $2.0 million expense to increase the Company’s salaried pension liability to reflect the cost of the enhanced pension benefits.

Net periodic pension and postretirement cost for fiscal 2002, 2001 and 2000 are presented in the following table (in millions):

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Service cost-benefits	$1.2	$1.2	$1.2	$—	$—	$—
Interest cost on projected benefit obligation	3.1	3.1	2.7	—	—	0.1
Expected return on assets	(5.6)	(5.5)	(5.3)	—	—	—
Net amortization and deferral	0.3	(0.9)	(0.8)	—	—	(0.2)

Total net periodic cost (credit)	$(1.0)	$(2.1)	$(2.2)	$—	$—	$(0.1)

The principal economic assumptions used in the determination of net periodic pension and postretirement cost included the following:

	2002	2001	2000
Discount rate	7.5%	7.75%	7.5%
Expected long-term rate of return on assets	9.5%	9.5%	9.5%
Rate of increase in compensation levels	4.0%	4.0%	5.0%

The changes in the projected benefit obligations for fiscal 2002 and fiscal 2001 were as follows:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
Benefit obligations as of the beginning of the year	$46.9	$39.0	$0.1	$0.1
Change in foreign currency exchange rates	0.1	(0.2)	—	—
Service cost	1.2	1.2	—	—
Interest cost	3.1	3.1	—	—
Actuarial (gain) loss	0.8	4.9	0.1	—
Business transformation divestitures and amendments	0.1	(0.2)	—	—
Early retirement window benefit	0.5	1.9	—	—
Benefits paid and plan expenses	(4.0)	(2.8)	—	—

Benefit obligations as of the end of the year	$48.7	$46.9	$0.2	$0.1

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The changes in the fair market value of the plan assets for fiscal 2002 and fiscal 2001 were as follows:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
Fair value of assets as of the beginning of the year	$53.9	$68.1	$—	$—
Change in foreign currency exchange rates	0.1	(0.4)	—	—
Actual return on plan assets	(4.1)	(11.0)	—	—
Employer contributions	0.2	—	—	—
Benefits paid and expenses	(4.0)	(2.8)	—	—

Fair value of assets as of the end of the year	$46.1	$53.9	$—	$—

Pension costs are funded in amounts not less than minimum levels required by regulation. The following table reconciles the pension plans and postretirement plans funded status to the amounts recognized in other noncurrent assets (liabilities) in Midas’ balance sheets as of fiscal year end 2002 and 2001 (in millions):

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
Actuarial present value of benefit obligation (measured as of September 30):
Projected benefit obligation	$(48.7)	$(46.9)	$(0.2)	$(0.1)
Plan assets at fair market value (measured as of September 30)	46.1	53.9	—	—

Plan assets in excess of (less than) projected benefit obligation	(2.6)	7.0	(0.2)	(0.1)
Unrecognized net asset at transition	(0.2)	(0.3)	—	—
Unrecognized prior service costs	0.8	1.0	—	—
Unrecognized net loss	13.7	3.3	—	—

Prepaid (accrued) pension cost recognized on balance sheets	$11.7	$11.0	$(0.2)	$(0.1)

The principal economic assumptions used in determining the above benefit obligations were discount rates of 6.75% in fiscal 2002 and 7.5% in fiscal 2001, and rates of increase in future compensation levels of 4.0% in fiscal 2002 and 4.0% in fiscal 2001.

As of December 28, 2002, the accumulated benefit obligation exceeded the fair value of plan assets. In accordance with SFAS No. 87, the Company recorded an additional minimum pension liability by recording an intangible asset equal to unrecognized prior service cost. The balance, net of tax, was recorded as a reduction to shareholders’ equity through cumulative other comprehensive income. As of December 28, 2002, the Company has recorded an intangible pension asset of $0.8 million and an accumulated reduction to shareholders’ equity of $6.7 million, net of taxes.

Defined Contribution Plans

Substantially all U.S. salaried employees, certain U.S. hourly employees, and certain Canadian employees participate in voluntary, contributory defined contribution plans to which Midas makes full or partial matching

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

contributions. Midas’ matching contributions to these plans amounted to $0.7 million, $1.2 million, and $1.1 million in fiscal 2002, 2001 and 2000, respectively. Midas’ cost for the associated nonqualified plan was $0.1 million in fiscal 2002, $0.3 million in fiscal 2001 and $0.1 million in fiscal 2000.

Multi-employer Pension Plan

Midas participates in a multi-employer pension plan, which provides benefits to certain unionized employees. Amounts contributed to this plan totaled $0.2 million in fiscal 2002, $0.2 million in fiscal 2001, and $0.3 million in fiscal 2000.

(10) Stock-Based Compensation

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 3,606,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. In addition, Midas reserved 10,000 shares for issuance upon the grant of stock awards. Options granted pursuant to the Plans generally vest over a period of three or five years commencing one year after the date of grant. The following table summarizes information regarding the outstanding stock options as of December 28, 2002.

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Exercisable Shares	Weighted-Average Exercise Price
$7.20–$12.60	400,995	$9.97	8.36	95,695	$10.45
13.16– 14.42	435,372	13.89	6.98	206,972	14.34
14.56– 15.83	452,104	15.28	5.83	311,804	15.53
17.50– 34.66	205,500	22.01	6.15	164,000	21.94

	1,493,971			778,471

The stock option activity for the prior three years is summarized as follows:

	Number of Shares	Option Price Ranges
Outstanding at fiscal year end 1999	1,803,850	$9.81–$34.66
Granted	311,500	14.00– 22.94
Exercised	(130,100)	11.41– 22.00
Cancelled and forfeited	(19,314)	15.65– 28.00

Outstanding at fiscal year end 2000	1,965,936	9.81– 34.66
Granted	704,000	10.01– 15.25
Exercised	(20,152)	14.42– 14.42
Cancelled and forfeited	(633,564)	11.41– 34.00

Outstanding at fiscal year end 2001	2,016,220	9.81– 34.66
Granted	227,300	7.20– 13.40
Exercised	(12,049)	14.42– 14.42
Cancelled and forfeited	(737,500)	10.01– 25.95

Outstanding at fiscal year end 2002	1,493,971	7.20– 34.66

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Restricted Stock

From time to time the Company grants shares of restricted stock to certain of its officers and directors. During fiscal 2002, 2001 and 2000, the Company granted 55,000, 130,000 and 100,000 shares, respectively. As of December 28, 2002, approximately 51,000 shares had vested, approximately 122,000 shares remained outstanding but unvested, and the remaining 112,000 shares were either forfeited or tendered to the Company.

During fiscal 1998, the Company granted options to purchase 276,565 shares of restricted stock to certain of its officers. The options were granted at the market price of the stock on the date of the grant. During fiscal 1999, all 276,565 options were exercised at a combined price of approximately $6.1 million. In connection with the purchase of these shares and in accordance with the terms of the grant, the holders of the restricted stock became indebted to Midas in the aggregate amount of $6.1 million. Such loans bear interest at 6.0% per annum, and have a four-year term that is accelerated no later than one month after termination of employment. The Company has agreed to waive interest that accrues while Midas employs the borrower. The notes receivable are reflected as a reduction of shareholders’ equity in the accompanying balance sheet as of fiscal year end 2002 and 2001. As of fiscal year end 2002, $0.4 million in notes remain outstanding and are fully reserved.

Other

The Company applies the intrinsic-value-based method of accounting proscribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in millions).

Fiscal Year	2002	2001	2000
Net income (loss)
As reported	$(33.6)	$12.6	$30.5
Less: fair value impact of employee stock compensation, net of taxes	(2.5)	(2.3)	(1.8)

Pro forma	$(36.1)	$10.3	$28.7

Basic earnings (loss) per share
As reported	$(2.25)	$0.85	$1.98
Pro forma	(2.41)	0.69	1.86
Diluted earnings (loss) per share
As reported	$(2.25)	$0.85	$1.96
Pro forma	(2.41)	0.69	1.86

The weighted average estimated fair value of the options granted in fiscal 2002, 2001 and 2000 was $6.14, $5.92 and $10.74, respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2002	2001	2000
Risk-free interest rate	3.75%	6.5%	6.5%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.00%	33.25%	33.25%
Expected life in years	8	8	8

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(11) Shareholder Rights Agreement and Series A Junior Participating Preferred Stock

In fiscal 1997, Midas adopted a Rights Agreement providing for the issuance of one Preferred Stock Purchase Right (a “Right”) with each share of Midas common stock. Each Right entitles the registered holder to purchase from Midas one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) at a price of $150 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will become exercisable on the Rights Distribution Date, which is the earlier of the tenth day following a public announcement that a person(s) has acquired beneficial ownership of 13% or more of the Midas common stock (an “Acquiring Person”), or ten business days after the commencement of a tender offer or exchange offer that would result in a person(s) acquiring beneficial ownership of 13% or more of the outstanding shares of Midas common stock.

If a person becomes an Acquiring Person, each Right holder (other than the Acquiring Person) will be entitled to receive, upon exercise of the Right, a number of shares of Midas common stock having a market value of two times the exercise price of the Right. If Midas is acquired in a merger or other business combination, each Right holder (other than the Acquiring Person) will be entitled to receive, upon exercise of a Right, a number of the acquiring Company’s common shares having a market value at that time of two times the exercise price of the Right.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(12) Contingencies

In connection with the 1998 disposition of certain U.S. company-operated shops, franchisees entered into 101 financing agreements with a third party lender. If the franchisees fail to make required payments, Midas is contingently liable for a portion of the losses that would be incurred by the lender. As of December 28, 2002, Midas’ maximum loss exposure was approximately $4.2 million on the financing agreements that remain outstanding. Since the inception of this program in 1998, Midas has incurred losses totaling $0.1 million under this arrangement.

Midas has certain contingent liabilities arising from various pending claims and litigation related to a number of matters. While the amount of liability that may result from these matters cannot be determined, in the opinion of Midas’ counsel, the ultimate liability will not materially affect the financial position or results of operations of Midas.

(13) Business Segment Information

Midas operates in a single business segment and provides retail automotive services principally through franchised and company-operated shops located in North America (United States and Canada) and through franchised and licensed shops in international markets. Sales to any single customer were less than five percent of sales and revenues in each of the years presented. Midas’ U.S. operations export products to and receive royalties from franchisees located in Central America. Such sales and revenues amounted to less than one percent of U.S. sales and revenues in each of the fiscal years presented.

The following tables present financial information for each of the principal geographic areas in which the Company operates. Sales and revenues are attributed to geographic areas based on the location of customers.

	Sales and Revenues
Fiscal Year	2002	2001	2000
	(in millions)
North American Operations:
U.S.	$295.8	$292.3	$304.6
Canada	28.1	30.5	38.3

Total North America	323.9	322.8	342.9
International Operations	9.1	8.7	7.8

Total	$333.0	$331.5	$350.7

	Identifiable Assets
Fiscal Year End	2002	2001	2000
	(in millions)
North American Operations:
U.S.	$349.9	$380.6	$293.5
Canada	19.1	21.8	27.5

Total North America	369.0	402.4	321.0
International Operations	1.5	0.7	0.7

Total	$370.5	$403.1	$321.7

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(14) Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions, except per share data)
Fiscal 2002
Sales and revenues	$81.6	$90.2	$86.4	$74.8	$333.0
Net income (loss)	1.7	4.1	1.0	(40.4)	(33.6)
Earnings per share—diluted	$0.12	$0.27	$0.07	$(2.71)	$(2.25)
Fiscal 2001
Sales and revenues	$78.2	$88.0	$85.9	$79.4	$331.5
Net income (loss)	3.2	6.9	5.2	(2.7)	12.6
Earnings per share—diluted	$0.21	$0.46	$0.35	$(0.18)	$0.85

The sum of earnings per share for the quarters may not equal the full year amount in each year due to the impact of changes in the average shares outstanding.