Form 10-Q
period 2003-03-29
MIDAS INC
filed 2003-05-13
CIK 1046131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 29, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission File Number: 01-13409

                                   MIDAS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                           Delaware                                                  36-4180556
(State or Other Jurisdiction of Incorporation or Organization)          (I.R.S. Employer Identification No.)

          1300 Arlington Heights Road, Itasca, Illinos                                   60143
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

      The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding as of May 12, 2003 was 15,040,374.

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                                   MIDAS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
                  (In millions, except for earnings per share)

                                                                                             For the quarter
                                                                                           ended fiscal March
                                                                                           ------------------
                                                                                         2003               2002
                                                                                         ----               ----
                                                                                      (13 Weeks)         (13 Weeks)
Sales and revenues .................................................................  $   74.5          $   81.4
Cost of sales and revenues .........................................................      38.7              40.9
                                                                                      --------          --------
      Gross profit .................................................................      35.8              40.5

Selling, general, and distribution expenses ........................................      37.3              35.1
Business transformation charges ....................................................       5.1                --
                                                                                      --------          --------
      Operating income (loss) ......................................................      (6.6)              5.4

Interest expense ...................................................................      (4.3)             (2.6)
Other income, net ..................................................................       0.4                --
                                                                                      --------          --------
      Income (loss) before income taxes (benefit) ..................................     (10.5)              2.8
Income taxes (benefit) .............................................................      (4.1)              1.1
                                                                                      --------          --------
      Net income (loss) ............................................................  $   (6.4)         $    1.7
                                                                                      ========          ========

Earnings (loss) per share:
  Basic ............................................................................  $  (0.43)         $   0.12
                                                                                      ========          ========
  Diluted ..........................................................................  $  (0.43)         $   0.12
                                                                                      ========          ========

Average number of shares
  Common shares outstanding ........................................................      15.0              15.0
  Equivalent shares on outstanding stock options ...................................        --                --
                                                                                      --------          --------
  Shares applicable to diluted earnings ............................................      15.0              15.0
                                                                                      ========          ========

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                            CONDENSED BALANCE SHEETS
                                  (In millions)

                                                                                     Fiscal          Fiscal
                                                                                      March         December
                                                                                      2003            2002
                                                                                      ----            ----
                                                                                    (Unaudited)
Assets:
Current assets:
   Cash and cash equivalents ...................................................  $    2.2           $    0.5
   Receivables, net ............................................................      57.3               50.7
   Inventories, net ............................................................      85.0               94.6
   Other current assets ........................................................      50.8               50.6
                                                                                  --------           --------
     Total current assets ......................................................     195.3              196.4
Property and equipment, net ....................................................     149.9              155.1
Intangible assets ..............................................................      12.3               12.3
Other assets ...................................................................      13.6                6.7
                                                                                  --------           --------
      Total assets .............................................................  $  371.1           $  370.5
                                                                                  ========           ========

Liabilities and Equity:
Current liabilities:
   Current portion of long-term obligations ....................................  $    1.7           $    1.6
   Accounts payable ............................................................      23.5               26.5
   Accrued expenses ............................................................      34.3               29.6
                                                                                  --------           --------
     Total current liabilities .................................................      59.5               57.7
Long-term debt .................................................................     132.1              132.8
Obligations under capital leases ...............................................       7.1                7.4
Finance lease obligation .......................................................      38.2               38.3
Deferred income taxes and other liabilities ....................................      29.7               29.7
                                                                                  --------           --------
     Total liabilities .........................................................     266.6              265.9
                                                                                  --------           --------
Shareholders' equity:
  Common stock ($.001 par value, 100 million shares authorized;
    17.3 million shares issued) and paid-in capital ............................      24.4               21.9
  Treasury stock, at cost (2.2 million shares and 2.3 million shares) ..........     (50.7)             (53.7)
  Unamortized restricted stock awards ..........................................      (1.2)              (1.0)
  Retained income ..............................................................     144.6              151.0
  Cumulative other comprehensive loss ..........................................     (12.6)             (13.6)
                                                                                  --------           --------
    Total shareholders' equity .................................................     104.5              104.6
                                                                                  --------           --------
      Total liabilities and equity .............................................  $  371.1           $  370.5
                                                                                  ========           ========

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (In millions)

                                                                                      For the quarter
                                                                                    ended fiscal March
                                                                                    ------------------
                                                                                  2003              2002
                                                                                  ----              ----
Cash flows from operating activities:
Net income (loss) ............................................................  $ (6.4)           $  1.7
Adjustments reconciling net income (loss) to net cash
  used in operating activities:
     Depreciation and amortization ...........................................     4.7               4.2
     Business transformation charges .........................................     5.1                --
     Cash outlays for business transformation costs ..........................    (3.5)             (0.5)
     Changes in assets and liabilities, exclusive of effects of business
          transformation charges, acquisitions and dispositions ..............    (4.5)             (7.5)
                                                                                ------            ------
Net cash used in operating activities ........................................    (4.6)             (2.1)
                                                                                ------            ------

Cash flows from investing activities:
Capital investments ..........................................................    (1.0)             (4.4)
Cash paid for acquired businesses ............................................    (0.4)             (0.4)
Proceeds from sales of assets ................................................     3.7                --
                                                                                ------            ------
Net cash provided by (used in) investing activities ..........................     2.3              (4.8)
                                                                                ------            ------

Cash flows from financing activities:
Net decrease in short-term debt ..............................................      --              (0.1)
Net increase (decrease) in long-term debt ....................................    (0.6)              7.9
Payment of obligations under capital leases ..................................    (0.2)             (0.2)
Net decrease in finance lease obligation .....................................    (0.2)               --
Issuance of stock warrants ...................................................     5.0                --
Cash paid for treasury shares ................................................      --              (0.2)
                                                                                ------            ------
Net cash provided by financing activities ....................................     4.0               7.4
                                                                                ------            ------

Net change in cash and cash equivalents ......................................     1.7               0.5
Cash and cash equivalents at beginning of period .............................     0.5               1.5
                                                                                ------            ------
Cash and cash equivalents at end of period ...................................  $  2.2            $  2.0
                                                                                ======            ======

                  See notes to condensed financial statements.

                                   MIDAS, INC.
       CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                                  (In millions)

                                               Common Stock
                                                    And                              Unamortized                   Comprehensive
                                              Paid-in Capital     Treasury Stock      Restricted    Retained       Income (Loss)
                                              ---------------     --------------                                   -------------
                                              Shares    Amount   Shares     Amount   Stock Awards   Earnings    Current  Cumulative
                                              ------    ------   ------     ------   ------------   --------    -------  ----------
Fiscal year end 2002 .......................    17.3   $  21.9     (2.3)   $ (53.7)     $ (1.0)     $  151.0              $ (13.6)

Purchase of treasury shares ................      --        --       --       (0.1)         --            --                   --

Restricted stock awards ....................      --      (2.5)     0.1        3.5        (1.0)           --                   --

Vesting of restricted stock awards .........      --        --       --         --         0.3            --                   --

Forfeiture of restricted stock
  awards ...................................      --        --       --       (0.4)        0.4            --                   --

Issuance of stock warrants .................      --       5.0       --         --          --            --                   --

Amortization of restricted stock
  awards ...................................      --        --       --         --         0.1            --                   --

Net loss ...................................      --        --       --         --          --          (6.4)   $  (6.4)       --

Other comprehensive income (loss)
  --foreign currency translation
    adjustments ............................      --        --       --         --          --            --        1.3       1.3

  --Minimum pension liability ..............      --        --       --         --          --            --       (0.3)     (0.3)
                                                                                                                -------

Comprehensive income (loss) ................      --        --       --         --          --            --    $  (5.4)       --
                                              ------   -------   ------    -------      ------      --------    =======   -------

Fiscal first quarter end 2003 ..............    17.3   $  24.4     (2.2)   $ (50.7)     $ (1.2)     $  144.6              $ (12.6)
                                              ======   =======   ======    =======      ======      ========              =======

                  See notes to condensed financial statements.

                                   MIDAS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Financial Statement Presentation

      The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended March 29, 2003 ("first quarter fiscal 2003") and March 30, 2002 ("first quarter fiscal 2002") and of its financial position as of March 29, 2003. All such adjustments are of a normal recurring nature. The results of operations for the first quarter fiscal 2003 and 2002 are not necessarily indicative of the results of operations for the full year.

      The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries ("Midas" or the "Company"). The unaudited condensed financial statements for the quarters ended March 29, 2003 and March 30, 2002 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

      Certain reclassifications have been made to the previously reported fiscal 2002 financial statements in order to provide consistency with the fiscal 2003 results. These reclassifications did not affect previously reported operating income, net income or earnings per share.

2. Supplemental Cash Flow Activity

      Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

                                                                       For the quarter
                                                                      ended fiscal March
                                                                      ------------------
                                                                      2003           2002
                                                                      ----           ----
        Interest paid .........................................   $    4.9       $    0.9
        Income tax refunds ....................................       (3.0)          (3.0)
        Income taxes paid .....................................        0.1             --

3.  Inventories

      Inventories, summarized by major classification, were as follows (in millions):

                                                                     Fiscal         Fiscal
                                                                     March         December
                                                                      2003           2002
                                                                      ----           ----
                                                                 (Unaudited)
        Raw materials and work in process .....................     $  2.4           $  2.1
        Finished goods ........................................       82.6             92.5
                                                                    ------           ------
                                                                    $ 85.0           $ 94.6
                                                                    ======           ======

4.  Business Transformation Charges

      The Company recorded business transformation charges of $5.1 million during the first quarter of fiscal 2003. The charges include $1.8 million for terminated re-financing efforts, $1.4 million for the loss on extinguishment of prior debt, $0.8 million of non-recoverable lease costs, $0.7 million of severance and other separation costs, $0.2 million of fixed asset write-downs, and $0.2 million of other charges.

      The activity affecting the accrual for business transformation charges during fiscal 2003 is as follows (shown in millions):

                                                               Closure or      Redesign of    Administrative
                                                              Re-franchise      Wholesale         Costs,
                                               Disposition     of Company     Distribution    Severance and
                                                  of PWI          Shops          Network       Other Costs       Total
                                                  ------          -----          -------       -----------       -----
       Balance at December 28, 2002 ..........   $   5.2         $   1.4         $   2.0         $   3.2         $ 11.8
           Cash payments .....................      (0.3)           (0.1)           (0.1)           (3.0)          (3.5)
           Non-cash utilization ..............        --              --              --            (0.5)          (0.5)
           2003 business transformation
            charges ..........................       0.4             1.2              --             3.5            5.1
           2003  non-cash business
            transformation charges ...........        --            (0.2)             --            (0.5)          (0.7)
                                                 -------         -------         -------         -------         ------
       Balance at March 29, 2003 .............   $   5.3         $   2.3         $   1.9         $   2.7         $ 12.2
                                                 =======         =======         =======         =======         ======

5.  Debt Agreement

      The Company's revolving credit facility was scheduled to expire in January 2003. Prior to its expiration, the lenders extended the maturity date to March 31, 2003. On March 27, 2003, the Company entered into a comprehensive debt restructuring with its existing lenders. Under the terms of the debt restructuring, the Company retired both its $100 million revolving credit facility as well as $45 million in unsecured notes.

      The replacement facilities reflect an aggregate commitment of $172.5 million and consist of a $40 million revolving loan facility, a $92.5 million Term Loan A, and a $40 million Term Loan B. The new facilities are secured by substantially all of the assets of the Company and expire on October 3, 2004. Interest on the revolving loan is payable monthly at the prime rate plus 2.75% or LIBOR plus 3.75%. Interest on a portion of the Term Loan A is fixed at 7.67%, while interest on the balance of Term Loan A is payable monthly at the prime rate plus 5.0% or LIBOR plus 6.0%. The interest rate on the Term Loan B is fixed at 12% cash interest paid quarterly plus 6% paid-in-kind ("PIK"), which is added to principal and due at maturity. On January 4, 2004, the PIK interest rate can be increased to 8% if the Company fails to meet certain financial objectives.

      Availability under the revolving credit facility is based on a borrowing base, which takes into consideration the Company's inventory and accounts receivable levels. The revolving credit facility is senior to both the Term Loan A and Term Loan B.

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

      In connection with the debt restructuring, the Company issued detachable warrants to its existing lenders for 1.0 million shares of the Company's common stock. If the Company meets certain financial objectives by January 3, 2004, fifty percent of the warrants (500,000) will be returned to the Company. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to the tenth anniversary of issuance, except that 500,000 of the warrants are not exercisable until January 4, 2004.

      The 1.0 million warrants have been valued at $5.0 million. This amount was recorded as a discount to the Company's new term loans, with a corresponding increase in paid-in capital.

6.  Stock-Based Compensation

      Stock options granted under the company's stock incentive plans are granted at market prices on the date of grant and generally vest over three or five years commencing one year after the date of the grant.

      Midas accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations using the intrinsic value method, which resulted in no compensation cost for options granted.

     Midas's net income and earnings (loss) per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, "Accounting for Stock-Based Compensation."

 Fiscal Year                                                                                  2003          2002
 -----------                                                                                  ----          ----
 Net income (loss)
     As reported ........................................................................  $    (6.4)   $      1.7
     Less: fair value impact of employee stock compensation, net of taxes ...............       (0.4)         (0.2)
                                                                                               -----         -----
     Pro forma ..........................................................................  $    (6.8)   $      1.5
                                                                                               -----         -----
 Basic earnings (loss) per share
     As reported ........................................................................  $   (0.43)   $     0.12
     Pro forma ..........................................................................      (0.45)         0.10
 Diluted earnings (loss) per share
     As reported ........................................................................  $   (0.43)   $     0.12
     Pro forma ..........................................................................      (0.45)         0.10

7.  Warranty

     Customers are provided a written warranty from Midas on genuine Midas products that will be honored at any Midas shop throughout North America. This warranty is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. Warranty expense is included in cost of sales and revenues in the statement of operations and the warranty accrual is included in other liabilities on the balance sheet.


     Warranty activity for the first quarter of fiscal 2003 is summarized as follows (in millions):

     Accrued warranty expense at beginning of period ...........................  $ 0.5
     Warranty expense ..........................................................    2.9
     Warranty credit issued to franchisees .....................................   (2.9)
                                                                                  -----
     Accrued warranty expense at end of period .................................  $ 0.5
                                                                                  =====

8.  Subsequent Events

      On April 3, 2003, the Company announced that it entered into a supply agreement with AutoZone, Inc. to provide weekly distribution of Midas genuine products and other automotive parts to Midas dealers throughout the United States. Midas currently distributes these parts to Midas dealers through its 12 North American distribution centers. On that same date, the Company announced that it had signed a letter of intent with Uni-Select Inc. to provide similar distribution services to Midas dealers in Canada. As part of these agreements, both AutoZone and Uni-Select will also provide just-in-time parts delivery to Midas dealers. As a result of these supply agreements, the Company expects to exit the traditional Midas wholesale parts distribution business by the end of fiscal 2003. This will involve the closing of all but one of Midas' existing regional distribution centers and will result in additional business transformation charges over the next several quarters for severance, non-recoverable lease costs, excess inventory write-downs and reductions of corporate administrative overhead. The amount and timing of these charges has not yet been finalized.

      Also as a result of exiting the Midas wholesale distribution business, the Company will record a substantial charge to reflect an estimate of the redemption value of outstanding warranty claims associated with the lifetime guarantee of Midas genuine products. Previously, the Company did not maintain an accrual for outstanding warranty claims. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeds the cost of reimbursement to the franchisee. Without the traditional wholesale distribution business, Midas will no longer generate gross profit on the average warranty claim and thus will establish a reserve for outstanding warranties. On a going forward basis, Midas will then accrue for the expected future cost of warranty redemptions at the time of the original installation. This treatment will not affect cash flow associated with warranty redemptions.

      The traditional Midas wholesale business has been in steady decline since 1999. Most recently, the gross profit generated from the sale of parts has not been sufficient to cover both warranty expense and the cost of operating distribution centers. As the Company exits the distribution business, the gross profit associated with parts sales will cease as will the expense associated with operating distribution centers. While warranty expense will remain, the Company will receive rebates from AutoZone and Uni-Select that it expects will offset this expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

      Midas' cash and cash equivalents increased $1.7 million in the first quarter of fiscal 2003.

     The Company's operating activities used net cash of $4.6 million during the first quarter of fiscal 2003 compared to $2.1 million of cash used in the first quarter of fiscal 2002. The year-over-year increase of $2.5 million was primarily due to an $8.1 million decrease in net income, partially offset by a $2.1 million increase in business transformation costs (net of payments), higher depreciation, and changes in assets and liabilities requiring $3.0 million less cash than the prior year. The $3.0 million reduction in cash required by assets and liabilities was due to a $9.6 million reduction in inventory (compared to a $0.2 million reduction in fiscal 2002), offset by a $6.9 million increase in other assets related to deferred financing costs. Receivables experienced their normal seasonal increase.

      Investing activities generated $2.3 million in cash during the first quarter of fiscal 2003 compared to using $4.8 million in cash during the comparable quarter one year ago. Fiscal 2003 investing activities primarily consisted of $1.0 million in systems development projects and other maintenance capital expenditures, and $3.7 million in cash generated as the result of asset sales. During the first quarter of fiscal 2003, the Company generated cash through a sale and leaseback of the Company's Taunton distribution facility and the sale of certain Parts Warehouse, Inc. (PWI) locations. Fiscal 2002 investing activities primarily consisted of ongoing systems development and capital expenditures to upgrade 72 company-operated shops acquired during the fourth quarter of fiscal 2001.

     Net cash provided by financing activities was $4.0 million in the first quarter of fiscal 2003, compared to net cash generated of $7.4 million in the first quarter of fiscal 2002. In fiscal 2003, the Company issued 1.0 million warrants, which were valued at $5.0 million and recorded as an increase in paid-in capital. Additionally, the Company had a net reduction in debt of $1.0 million. In fiscal 2002, the cash was primarily generated through increases in borrowings. The Company suspended the payment of dividends to shareholders in 2002 and does not expect that it will resume dividend payments in the near future.

      During fiscal 2003, the Company expects to improve liquidity through the implementation of its business transformation initiatives. These include the disposition of PWI, the closing and re-franchising of certain company-operated shops, and the closing of additional wholesale distribution centers. The Company expects to generate increased cash flow from these actions as a result of reduced wholesale network inventory requirements and cash proceeds from the sale of PWI locations and the liquidation of associated PWI inventory.

      The Company's revolving credit facility was scheduled to expire in January 2003. Prior to its expiration, the lenders extended the maturity date to March 31, 2003. On March 27, 2003, the Company entered into a comprehensive debt restructuring with its existing lenders. Under the terms of the debt restructuring, the Company retired both its $100 million revolving credit facility as well as $45 million in unsecured notes.

      The replacement facilities reflect an aggregate commitment of $172.5 million and consist of a $40 million revolving loan facility, a $92.5 million Term Loan A, and a $40 million Term Loan B. The new facilities are secured by substantially all of the assets of the Company and expire on October 3, 2004. Interest on the revolving loan is payable monthly at the prime rate plus 2.75% or LIBOR plus 3.75%. Interest on a portion of the Term Loan A is fixed at 7.67%, while interest on the balance of Term Loan A is payable monthly at the prime rate plus 5.0% or LIBOR plus 6.0%. The interest rate on the Term Loan B is fixed at 12% cash interest paid quarterly plus 6% paid-in-kind ("PIK"), which is added to principal and due at maturity. On January 4, 2004, the PIK interest rate can be increased to 8% if the Company fails to meet certain financial objectives.

      Availability under the revolving credit facility is based on a borrowing base, which takes into consideration the Company's inventory and accounts receivable levels. The revolving credit facility is senior to both the Term Loan A and Term Loan B.

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

      In connection with the debt restructuring, the Company issued detachable warrants to its existing lenders for 1.0 million shares of the Company's common stock. If the Company meets certain financial objectives by January 3, 2004, fifty percent of the warrants (500,000) will be returned to the Company. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to the tenth anniversary of issuance, except that 500,000 of the warrants are not exercisable until January 4, 2004.

RESULTS OF OPERATIONS

The Midas Business Transformation

      The Company is in the process of transforming its business. As part of the Company's ongoing business transformation, the Company has developed and is implementing strategic initiatives, which it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to increase its market share, improve revenues, reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives include the disposition of the PWI business, the closure and re-franchising of certain company-operated shops and the redesign of the Company's wholesale parts distribution network. In addition, the Company will continue to reduce its administrative expenses in conjunction with the implementation of these strategic initiatives. The implementation of these initiatives will have the effect of substantially lowering overall Company revenues and expenses. This transformation process is not expected to be complete until the first half of fiscal 2004. In addition, the implementation of the Company's strategic initiatives will result in business transformation charges in each of the next several quarters.

      The Company continues to sell and close PWI locations and expects that it will no longer operate the PWI distribution network by the end of fiscal 2003. Furthermore, on April 3, 2003, the Company announced that it would enter supply agreements with AutoZone, Inc. and Uni-Select, Inc. to provide Midas dealers throughout North America with the distribution of Midas genuine parts on a weekly basis comparable to the distribution service currently provided by Midas' traditional wholesale distribution business. Additionally, these organizations have agreed to serve the just-in-time parts supply requirements of Midas dealers. Upon the transition to these supply agreements, the Company will no longer operate the traditional Midas wholesale distribution business.

First Quarter Fiscal 2003 Compared with First Quarter Fiscal 2002

      The following is a summary of the Company's sales and revenues for the first quarter of fiscal 2003 and 2002: ($ Millions)

                                                                         Percent                     Percent
                                                              2003      to Total            2002    to Total
                                                              ----      --------            ----    --------
       Replacement parts sales ......................   $     39.6         53.2%      $     43.4        53.3%
       Company-operated shop retail sales ...........         11.7         15.7             13.8        16.9
       Royalties and license fees ...................         13.6         18.2             14.4        17.7
       Real estate rental revenues ..................          9.0         12.1              9.4        11.6
       Other ........................................          0.6          0.8              0.4         0.5
                                                        ----------       ------       ----------      ------
           Total sales and revenues .................   $     74.5        100.0%      $     81.4       100.0%
                                                        ==========       ======       ==========      ======

      Sales and revenues for the first quarter of fiscal 2003 decreased $6.9 million or 8.5% from the first quarter of fiscal 2002 to $74.5 million.

      Replacement parts sales decreased $3.8 million to $39.6 million from $43.4 million in the first quarter of fiscal 2002. Replacement parts sales through the Company's traditional wholesale distribution channel declined 4.7%, driven mostly by weakness in demand for replacement exhaust systems and increased just-in-time parts sourcing by traditional wholesale customers. Replacement parts sales through the Company's PWI wholesale distribution channel, which serves the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, decreased 17.2%, primarily reflecting a reduction in the number of stores from the prior year as a result of the Company's previously announced business transformation process. As of March 29, 2003, the Company operated 50 PWI stores compared to 74 stores at the end of the first quarter in fiscal 2002.

      Within the retail auto service business, royalty revenues and license fees were down 5.6% from the first quarter of 2002 due to a 2% comparable shop decline in system-wide Midas retail sales and a reduction in the Midas system total shop count. Revenues from company-operated shops declined $2.1 million, or a decrease of 15.2% from the same period in fiscal 2002. The sales decrease primarily reflects declines in comparable shop sales in excess of 10%. Additionally, 10 under-performing company-operated shops were closed during the quarter. Thus, the number of company-operated shops in operation at March 29, 2003 declined to 101, compared to 108 shops at the end of the first quarter in fiscal 2002. Revenues from real estate rentals declined slightly. The decline in system-wide retail sales negatively impacted real estate revenues, as certain franchisees pay rent based upon a percentage of retail sales.

      Gross profit margin decreased to 48.1% in the first quarter of fiscal 2003 from 49.8% in the first quarter of fiscal 2002. This decline was due to lower margins in the Company's IPC and PWI parts distribution businesses. While product margins in PWI locations still in operation were improved over the prior year, inventory liquidation activities associated with the sale of certain PWI locations negatively impacted the overall Company gross margins.

      Selling, general and distribution expenses for the first quarter of 2003 increased $2.2 million, or 6.3% from 2002 to $37.3 million. In the first quarter of fiscal 2002, the Company's expenses benefited from an advertising credit of approximately $3.0 million. Excluding this credit, selling, general and distribution expenses decreased $0.8 million in the first quarter of fiscal 2003 compared to fiscal 2002. This decrease in expenses was the result of lower operating expenses associated with fewer PWI and company-operated shop locations, and reductions in corporate administrative expenses, partially offset by incremental expenses incurred to shut down locations and transfer inventory back to distribution centers.

      During the quarter, the Company recorded a charge of $5.1 million related to the Company's ongoing business transformation activities. The charges primarily reflect certain expenses related to the Company's recent refinancing actions, severance and lease costs related to PWI and company-operated shop closures during the quarter, and severance charges for certain former executives who left the Company during the quarter.

      As a result of the above changes, operating income declined $12.0 million from income of $5.4 million in the first quarter of 2002 to a loss of $6.6 million in the first quarter of 2003. These changes caused a decrease in operating income margin from 6.6% in the first quarter of 2002 to negative 8.9% in the first quarter of 2003.

      Interest expense increased from $2.6 million in the first quarter of 2002 to $4.3 million in the first quarter of 2003 as result of both higher debt levels and higher interest rates charged on that debt compared to the prior year.

      The Company's effective tax rate was 38.9% in the first quarter of both fiscal 2002 and fiscal 2003.

      As a result of the above items, net income decreased $8.1 million from income of $1.7 million in the first quarter of 2002 to a loss of $6.4 million in the first quarter of 2003.

      CRITICAL ACCOUNTING POLICIES

      In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those accounting principles. Due to the type of industry in which the Company operates and the nature of its business, the following accounting policies are those that management believes are most important to the portrayal of the Company's financial condition and results and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

      Valuation of Receivables

      The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees, rents and other amounts. The future collectibility of these amounts can be impacted by the Company's collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it feels may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its franchisees and other customers. Where the Company becomes aware of a customer's inability to meet its financial obligations (e.g. where it is in financial distress or has filed for bankruptcy), the Company specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of receivables is performed on a quarterly basis.

      Pensions

      The Company has non-contributory defined benefit pension plans covering certain of its employees. The Company's funding policy for the U.S. plan is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Act of 1974, plus any additional amounts the Company may deem to be appropriate. The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in the financial statements be determined on an actuarial basis. A minimum liability is required to be established on the balance sheet representing the amount of unfunded accrued pension cost. This represents the difference between the accumulated benefit obligation and the fair value of plan assets. When it is necessary to establish an additional minimum pension liability, an amount is recorded as an intangible asset limited to unrecognized prior service cost. Any amount in excess of unrecognized prior service cost is recorded as a reduction to shareholders' equity through cumulative other comprehensive income, net of tax, in the balance sheet.

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

      Carrying Values of Goodwill and Long-Lived Assets

      Goodwill represents the amount paid in consideration for an acquisition in excess of the net tangible assets acquired. In accordance with SFAS No. 142, the Company did not amortize goodwill for new acquisitions made after June 30, 2001. For acquisitions prior to that date, the Company continued to amortize goodwill through the end of fiscal 2001. The Company conducts tests for impairment of goodwill annually or more frequently if circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that an asset's carrying amount exceeds its fair value.

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

      Self-Insurance Reserves

      The Company is largely self-insured with respect to workers compensation, general liability, and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average monthly claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company's business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review.

      NEW ACCOUNTING PRONOUNCEMENTS

      In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company's financial statements.

      FORWARD LOOKING STATEMENTS

      This report contains (and oral communications made by Midas may contain) forward-looking statements that may be identified by their use of words like "plans," "expects," "anticipates," "intends," "estimates," "forecasts," "will," "outlook" or other words of similar meaning. All statements that address Midas' expectations or projections about the future, including statements about Midas' strategy for growth, cost reduction goals, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on Midas' estimates, assumptions and expectations of future events and are subject to a number of risks and uncertainties. All such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Midas cannot guarantee that these estimates, assumptions and expectations are accurate or will be realized. Midas disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

      The Company's results of operations and the forward-looking statements could be affected by, among others things: general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management's internal operating plans; the timing and magnitude of capital expenditures; the Company's ability to access debt and equity markets; economic and market conditions in the U.S. and worldwide; currency exchange rates; changes in consumer spending levels and demand for new products and services; cost and availability of raw materials; and overall competitive activities. Certain of these risks are more fully described in Item 1 of Part I of the Company's annual report on Form 10-K. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

     Interest rate risk is managed through a combination of fixed rate debt and variable rate borrowings. The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company believes its allowance for doubtful accounts is sufficient to cover customer credit risk.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

10.24 Supply Agreement dated as of April 2, 2003, by and among Midas International Corporation, Parts Warehouse, Inc. and AutoZone, Inc.

99.1 Certification of first quarter 2003 financial statements pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

During the first quarter of fiscal 2003, Midas filed 1 report on form 8-K with the Securities and Exchange Commission reporting matters under Item 5 - Other
Events:

1. Fiscal 2002 full year earnings press release dated March 18, 2003.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 13, 2003                  /s/  Alan D. Feldman
                                       -----------------------------------
                                       Alan D. Feldman
                                       President and Chief Executive Officer

                                       /s/ William M. Guzik
                                       -----------------------------------
                                       William M. Guzik
                                       Senior Vice President and Chief Financial
                                       Officer

                                       /s/  James M. Haeger, Jr.
                                       -----------------------------------
                                       James M. Haeger, Jr.
                                       Vice President and Controller

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 13, 2003:                     /s/  Alan D. Feldman
                                           ----------------------
                                           Alan D. Feldman
                                           President and Chief Executive Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 13, 2003:                     /s/  William M. Guzik
                                           ----------------------
                                           William M. Guzik
                                           Senior Vice President and Chief
                                           Financial Officer