Form 10-Q
period 2003-06-28
MIDAS INC
filed 2003-08-12
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 01-13409

MIDAS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4180556
(State or Other Jurisdiction of Incorporation or Organization )	(I.R.S. Employer Identification No.)

1300 Arlington Heights Road, Itasca, Illinois	60143
(Address of Principal Executive Offices)	(Zip Code)

(630) 438-3000

(Registrant’s telephone number, including area code)

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of August 6, 2003 was 15,085,374.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal June		For the six months ended fiscal June
	2003	2002	2003	2002
	(13 Weeks)	(13 Weeks)	(26 Weeks)	(26 Weeks)
Sales and revenues:
Replacement part sales and product royalties	$40.8	$49.9	$80.4	$93.3
Franchise royalties and license fees	16.1	16.5	29.7	30.9
Company-operated shop retail sales	11.2	14.0	22.9	27.8
Real estate revenues	8.9	9.5	17.9	18.9
Other	0.9	0.5	1.5	0.9

Total sales and revenues	77.9	90.4	152.4	171.8

Cost of sales and revenues:
Replacement parts cost of sales	26.4	32.6	54.5	61.9
Company-operated shop cost of sales	2.4	3.0	5.0	6.1
Real estate cost of revenues	5.2	4.6	10.3	9.4
Warranty expense	3.3	3.9	6.2	7.6
Business transformation charges (warranty reserve)	33.3	—	33.3	—
Business transformation charges (inventory write-down)	8.6	—	8.6	—

Total cost of sales and revenues	79.2	44.1	117.9	85.0

Gross profit	(1.3)	46.3	34.5	86.8
Selling, general, and distribution expenses	36.5	37.2	73.8	72.3
Business transformation charges	8.9	—	14.0	—

Operating income (loss)	(46.7)	9.1	(53.3)	14.5
Interest expense	(7.3)	(2.7)	(11.6)	(5.3)
Other income, net	0.5	0.3	0.9	0.3

Income (loss) before income taxes (benefit)	(53.5)	6.7	(64.0)	9.5
Income taxes (benefit)	(20.8)	2.6	(24.9)	3.7

Net income (loss)	$(32.7)	$4.1	$(39.1)	$5.8

Earnings (loss) per share:
Basic	$(2.10)	$0.27	$(2.55)	$0.39

Diluted	$(2.10)	$0.27	$(2.55)	$0.38

Average number of shares:
Common shares outstanding	15.1	15.0	15.0	15.0
Common stock warrants not subject to restriction	0.5	—	0.3	—

Shares applicable to basic earnings	15.6	15.0	15.3	15.0
Equivalent shares on outstanding stock options	—	0.1	—	—

Shares applicable to diluted earnings	15.6	15.1	15.3	15.0

See notes to condensed financial statements

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions)

	Fiscal June 2003	Fiscal December 2002
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2.3	$0.5
Receivables, net	59.7	50.7
Inventories, net	66.0	94.6
Deferred income taxes—current	40.4	33.5
Other current assets	12.4	17.1

Total current assets	180.8	196.4
Property and equipment, net	144.2	155.1
Intangible assets	11.4	12.3
Deferred income taxes	5.5	—
Other assets	14.1	6.7

Total assets	$356.0	$370.5

Liabilities and Equity:
Current liabilities:
Current portion of long-term obligations	$1.8	$1.6
Accounts payable	21.3	26.5
Accrued expenses	42.0	29.6

Total current liabilities	65.1	57.7
Long-term debt	128.2	132.8
Obligations under capital leases	6.9	7.4
Finance lease obligation	37.9	38.3
Deferred income taxes	—	13.4
Accrued warranty—non-current	29.4	0.5
Other liabilities	15.0	15.8

Total liabilities	282.5	265.9

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized; 17.3 million shares issued) and paid-in capital	23.9	21.9
Treasury stock, at cost (2.2 million shares and 2.3 million shares)	(49.8)	(53.7)
Unamortized restricted stock awards	(1.5)	(1.0)
Retained income	111.9	151.0
Cumulative other comprehensive loss	(11.0)	(13.6)

Total shareholders’ equity	73.5	104.6

Total liabilities and equity	$356.0	$370.5

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the six months ended fiscal June
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(39.1)	$5.8
Adjustments reconciling net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8.3	8.4
Amortization of debt discount and financing fees	2.1	0.3
Business transformation charges (warranty reserve)	33.3	—
Business transformation charges (inventory write-down)	8.6	—
Business transformation charges	14.0	—
Cash outlays for business transformation costs	(6.4)	(1.0)
Deferred income taxes	(25.8)	2.8
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	9.3	(28.0)

Net cash provided by (used in) operating activities	4.3	(11.7)

Cash flows from investing activities:
Capital investments	(1.4)	(7.1)
Cash paid for acquired businesses	(0.4)	(0.4)
Proceeds from sales of assets	5.2	—

Net cash provided by (used in) investing activities	3.4	(7.5)

Cash flows from financing activities:
Net decrease in short-term debt	—	(0.1)
Net decrease in long-term debt	(5.3)	(19.3)
Issuance of stock warrants in connection with refinancing	5.0	—
Cash payments for debt financing fees	(4.8)	—
Payment of obligations under capital leases	(0.4)	(0.4)
Net increase (decrease) in finance lease obligation	(0.4)	39.6
Cash received from common stock	—	0.2
Cash paid for treasury shares	—	(0.2)

Net cash provided by (used in) financing activities	(5.9)	19.8

Net change in cash and cash equivalents	1.8	0.6
Cash and cash equivalents at beginning of period	0.5	1.5

Cash and cash equivalents at end of period	$2.3	$2.1

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Earnings	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Current	Cumulative
Fiscal year end 2002	17.3	$21.9	(2.3)	$(53.7)	$(1.0)	$151.0		$(13.6)

Purchase of treasury shares	—	—	—	(0.1)	—	—		—

Restricted stock awards	—	(3.0)	0.1	4.4	(1.4)	—		—

Vesting of restricted stock awards	—	—	—	—	0.3	—		—

Forfeiture of restricted stock awards	—	—	—	(0.4)	0.4	—		—

Issuance of stock warrants	—	5.0	—	—	—	—		—

Amortization of restricted stock awards	—	—	—	—	0.2	—		—

Net loss	—	—	—	—	—	(39.1)	$(39.1)	—

Other comprehensive income (loss)

—foreign currency translation adjustments	—	—	—	—	—	—	2.9	2.9

—Minimum pension liability	—	—	—	—	—	—	(0.3)	(0.3)

Comprehensive income (loss)	—	—	—	—	—	—	$(36.5)	—

Fiscal second quarter end 2003	17.3	$23.9	(2.2)	$(49.8)	$(1.5)	$111.9		$(11.0)

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended June 28, 2003 (“second quarter fiscal 2003”) and June 29, 2002 (“second quarter fiscal 2002”) and of its financial position as of June 28, 2003. All such adjustments are of a normal recurring nature. The results of operations for the second quarter fiscal 2003 and 2002 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended June 28, 2003 and June 29, 2002 both cover a 26-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2002 financial statements in order to provide consistency with the fiscal 2003 results. These reclassifications did not affect previously reported operating income, net income or earnings per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2003	2002	2003	2002
Weighted-average common shares outstanding	15.1	15.0	15.0	15.0
Common stock warrants not subject to restriction	0.5	—	0.3	—

Shares applicable to basic earnings	15.6	15.0	15.3	15.0
Effect of dilutive stock options and warrants	—	0.1	—	—

Shares applicable to diluted earnings	15.6	15.1	15.3	15.0

Potential common share equivalents:
Stock options	2.1	2.0	2.1	2.0
Warrants subject to restriction	0.5	—	0.5	—

Total shares excluded	2.6	2.0	2.6	2.0

Potential common share equivalents have been excluded from diluted earnings per share as they would have an anti-dilutive effect.

On March 27, 2003, the Company entered into a comprehensive debt restructuring with its existing lenders. In connection with the debt restructuring, the Company issued detachable warrants to its existing lenders for 1.0 million shares of the Company’s common stock. If the Company meets certain financial objectives by January 3, 2004, fifty percent of the warrants (500,000) will be returned to the Company. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to the tenth anniversary of issuance, except that 500,000 of the warrants are not exercisable until January 4, 2004. For purposes of calculating earnings per share, all warrants were treated as outstanding beginning March 27, 2003. The 500,000 warrants not subject to return provisions are included in the basic earnings per share calculation. The 500,000 warrants that are subject to return are included within potential common share equivalents and excluded from earnings per share as their impact would be anti-dilutive.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the six months ended fiscal June
	2003	2002
Interest paid	$7.3	$4.0
Income tax refunds	(3.3)	(3.0)
Income taxes paid	0.1	0.3

3. Inventories

Inventories, summarized by major classification, were as follows (in millions):

	Fiscal June 2003	Fiscal December 2002
	(Unaudited)
Raw materials and work in process	$2.6	$2.1
Finished goods	63.4	92.5

	$66.0	$94.6

4. Business Transformation Charges

As part of the Company’s ongoing business transformation, the Company has developed and is implementing strategic initiatives, which it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to increase its market share, improve revenues, reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives include the disposition of PWI, the closure and re-franchising of certain company-operated shops and the redesign of the Company’s wholesale distribution network. In addition, the Company will continue to reduce its administrative expenses in conjunction with the implementation of these strategic initiatives.

During the second quarter of 2003, the Company entered into a supply agreement with AutoZone, Inc. to provide weekly distribution of genuine Midas products and other automotive parts to Midas dealers throughout the U.S. Currently, Midas distributes these parts to Midas dealers through its U.S. regional distribution centers. As part of this agreement, AutoZone will also make just-in-time parts delivery available to Midas dealers in the U.S. As a result of this supply agreement the Company expects to exit the traditional Midas wholesale parts distribution business in the U.S. by the end of fiscal 2003. This will involve the closing of all but one of Midas’ existing U.S. regional distribution centers and will result in business transformation charges throughout 2003 for severance, non-recoverable lease costs, fixed asset write-downs, excess inventory write-downs and reductions in corporate administrative overhead.

The Company recorded business transformation charges of $55.9 million during the first six months of fiscal 2003. The non-cash portion of this charge totals $47.7 million and includes $33.3 million to establish a warranty accrual in the U.S. (as described in Note 7), $8.6 million to write-down U.S. wholesale inventory, $2.6 million to provide an allowance against certain vendor accounts receivable, $1.9 million to write-off fixed assets related to the U.S. wholesale operation, $0.9 million to write-off goodwill related to re-franchised company-operated shops, and $0.4 million of loss on extinguishment of prior debt. The cash portion of this charge totals $8.2 million and includes $2.9 million for severance and other separation costs, $1.9 million for non-recoverable lease costs, $1.6 for terminated re-financing efforts, $1.0 million for loss on extinguishment of prior debt, and $0.8 million of other charges.

The activity affecting the accrual for business transformation charges during fiscal 2003 is as follows (shown in millions):

	Disposition of PWI	Closure or Re-franchise of Company Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Balance at December 28, 2002	$5.2	$1.4	$2.0	$3.2	$11.8
Cash payments	(1.4)	(0.8)	(0.5)	(3.7)	(6.4)
Non-cash utilization	(1.0)	—	—	(0.1)	(1.1)
2003 business transformation charges	0.7	3.7	47.6	3.9	55.9
2003 non-cash business transformation charges	—	(1.7)	(45.5)	(0.5)	(47.7)

Balance at June 28, 2003	$3.5	$2.6	$3.6	$2.8	$12.5

5. Debt Agreement

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

The new facilities require maintenance of certain financial covenants including, but not limited to, maximum allowable leverage and minimum net worth. No scheduled amortization payments are due. The facilities require mandatory prepayments from (i) all proceeds from the sale or disposition of assets of the Company (other than the sale of inventory in the normal course of business), and (ii) 75% of excess cash flow (as defined in the loan agreement), both of which are subject to minimum liquidity requirements.

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

The 1.0 million warrants have been valued at $5.0 million. The net proceeds from the refinancing were allocated between debt and equity based on fair value in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” As a result, the Company increased paid-in-capital by $5.0 million and recorded a $5.0 million debt discount, which will be amortized over the life of the loan.

The components of debt as of June 28, 2003 and December 28, 2002 were as follows:

	June 28, 2003	December 28, 2002
Revolving credit facility	$—	$87.8
Unsecured debt	—	45.0
Term loan A	92.0	—
Term loan B	40.4	—
Unamortized debt discount	(4.2)	—

Total debt	128.2	132.8
Less amounts due within one year	—	—

Long-term debt	$128.2	$132.8

Financing fees of $7.6 million paid in connection with the new loan facilities have been capitalized and will be amortized over the term of the new loan agreements. In addition, the Company recorded a $1.4 million loss in the first quarter of fiscal 2003 related to the extinguishment of the prior debt. This amount is included in business transformation charges in the consolidated statements of operations for the six months ended June 2003.

6. Stock-Based Compensation

Stock options granted under the Company’s stock incentive plans are granted at market prices on the date of grant and generally vest over three or five years commencing one year after the date of the grant.

Midas accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations using the intrinsic value method, which resulted in no compensation cost for options granted.

Midas’s net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

	For the quarter ended fiscal June
Fiscal Year	2003	2002
Net income (loss)

As reported	$(32.7)	$4.1
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	—	0.1
Less: fair value impact of employee stock compensation, net of taxes	(0.4)	(0.4)

Pro forma	$(33.1)	$3.8

Basic earnings (loss) per share

As reported	$(2.10)	$0.27
Pro forma	(2.13)	0.25
Diluted earnings (loss) per share

As reported	$(2.10)	$0.27
Pro forma	(2.13)	0.25

	For the six months ended fiscal June
Fiscal Year	2003	2002
Net income (loss)

As reported	$(39.1)	$5.8
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	0.1	0.3
Less: fair value impact of employee stock compensation, net of taxes	(0.9)	(0.8)

Pro forma	$(39.9)	$5.3

Basic earnings (loss) per share

As reported	$(2.55)	$0.39
Pro forma	(2.61)	0.35
Diluted earnings (loss) per share

As reported	$(2.55)	$0.38
Pro forma	(2.61)	0.35

7. Warranty

Customers are provided a written warranty from Midas on genuine Midas products that will be honored at any Midas shop throughout North America. This warranty is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The Company has not historically maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, the Company has historically recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the outsourcing of the U.S. Midas distribution function to AutoZone, Inc., as described in Note 4, Midas will no longer generate sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement in the U.S. Consequently, the Company recorded a charge of $33.3 million in the second quarter of fiscal 2003 to reflect its estimated liability associated with outstanding warranties in the U.S. On a going forward basis, Midas will accrue for the expected future cost of U.S. warranty redemptions at the time of the original installation. This treatment will not affect cash flow associated with U.S. warranty redemptions.

Warranty expense is included in cost of sales and revenues in the statement of operations.

Year to date warranty through fiscal June 2003 is summarized as follows (in millions):

Accrued warranty at beginning of period	$0.5
Warranty expense	6.2
Business transformation charge	33.3
Warranty credit issued to franchisees	(6.2)

Accrued warranty at end of period	33.8
Less current portion	4.4

Accrued warranty—non-current	$29.4

8. Subsequent Events

On July 11, 2003, the Company announced that it entered into a supply agreement with Uni-Select Inc. to provide weekly distribution of genuine Midas products and other automotive parts to Midas dealers throughout Canada. The agreement with Uni-Select is similar to the arrangement Midas has with AutoZone in the U.S. As a result of this agreement, the Company expects to exit the wholesale parts distribution business in Canada by the end of fiscal 2003. This will involve the closing and/or transfer of all of Midas’ Canadian regional distribution centers to Uni-Select. The Company expects to record additional business transformation charges during the second half of 2003 for severance, non-recoverable lease costs, inventory write-downs, and to establish an accrual for estimated future warranty claims in Canada. The amount and timing of these charges has not yet been finalized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Midas’ cash and cash equivalents increased $1.8 million in the first six months of fiscal 2003.

The Company’s operating activities generated net cash of $4.3 million during the first six months of fiscal 2003 compared to $11.7 million of cash used in the first six months of fiscal 2002. The year-over-year improvement in cash flow from operations of $16.0 million was primarily due to a $44.9 million decrease in net income and a $28.6 million increase in deferred tax assets, offset by a $50.5 million increase in business transformation costs (net of payments), a $1.8 million increase in amortization of debt discount and financing fees, and changes in assets and liabilities requiring $37.3 million less cash than the prior year. Changes in assets and liabilities generated $9.3 million of cash in fiscal 2003 compared to a use of $28.0 million in fiscal 2002. The $9.3 million source of cash in fiscal 2003 was primarily due to a reduction in the inventory required to support the smaller wholesale parts distribution operation, partially offset by a normal seasonal increase in accounts receivable and a reduction in accounts payable. The $28.0 million use of cash in fiscal 2002 was primarily due to an increase in accounts receivable as result of seasonal factors and growth in wholesale distribution receivables and a reduction in accrued expenses.

Investing activities generated $3.4 million in cash during the first six months of fiscal 2003 compared to using $7.5 million in cash during the comparable six month period one year ago. Fiscal 2003 investing activities primarily consisted of $1.4 million in systems development projects and other maintenance capital expenditures, and $5.2 million in cash generated as the result of asset sales. During the first six months of fiscal 2003, the Company generated cash through a sale and leaseback of the Company’s Taunton distribution facility, the sale of certain Parts Warehouse, Inc. (PWI) locations and the re-franchising of certain company-operated shops. Fiscal 2002 investing activities primarily consisted of ongoing systems development and capital expenditures to upgrade 72 company-operated shops acquired during the fourth quarter of fiscal 2001.

Net cash used in financing activities was $5.9 million in the first six months of fiscal 2003, compared to net cash generated of $19.8 million in the first six months of fiscal 2002. In fiscal 2003, the Company issued 1.0 million warrants in connection with the debt restructuring discussed below. These warrants were valued at $5.0 million and recorded as an increase in paid-in capital. Additionally, the Company had a net reduction in debt of $6.1 million and paid $4.8 million for debt financing fees. In fiscal 2002, the cash was primarily generated through an increase in net borrowings, including the incurrence of a finance lease obligation related to the sale and leaseback of 77 owned properties. The Company suspended the payment of dividends to shareholders in 2002 and does not expect that it will resume dividend payments in the near future.

During fiscal 2003, the Company expects to improve liquidity and reduce interest expense through the implementation of its business transformation initiatives. These include the disposition of PWI, the closing and re-franchising of certain company-operated shops, and the closing of all but one wholesale distribution center. The Company expects to generate increased cash flow from these actions as a result of cash proceeds from the sale of PWI locations and the liquidation of wholesale network inventory.

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

The new facilities require maintenance of certain financial covenants including, but not limited to, maximum allowable leverage and minimum net worth. No scheduled amortization payments are due. The facilities require mandatory prepayments from (i) all proceeds from the sale or disposition of assets of the Company (other than the sale of inventory in the normal course of business), and (ii) 75% of excess cash flow (as defined in the loan agreement), both of which are subject to minimum liquidity requirements.

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

RESULTS OF OPERATIONS

The Midas Business Transformation

The Company is in the process of transforming its business. As part of the Company’s ongoing business transformation, the Company has developed and is implementing strategic initiatives, which it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to increase its market share, improve revenues, reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives include the disposition of PWI, the closure and re-franchising of certain company-operated shops and the redesign of the Company’s wholesale parts distribution network. In addition, the Company will continue to reduce its administrative expenses in conjunction with the implementation of these strategic initiatives. The implementation of these initiatives will have the effect of substantially lowering overall Company revenues and expenses. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses. This transformation process is expected to be substantially complete by year-end fiscal 2003, and it will result in additional business transformation charges in each of the next two quarters.

As of the end of the second quarter of fiscal 2003, the Company had sold or closed all but 12 of the 77 PWI locations it operated as of the beginning of the year. An additional nine locations were sold or closed subsequent to the end of the quarter, and only three PWI locations remain. These three remaining locations will be closed prior to year-end.

During the first six months of fiscal 2003, the Company closed or re-franchised a total of 21 company-operated shops, reducing the number in operation from 111 to 90. An additional 13 company-operated shops were closed or re-franchised subsequent to the end of the quarter. The Company expects additional closure and re-franchising activity during the second half of fiscal 2003 will be minimal.

On April 3, 2003, the Company entered into a supply agreement with AutoZone, Inc. to provide Midas dealers in the U.S. with the distribution of genuine Midas products and other automotive parts on a weekly basis comparable to the distribution service currently provided by Midas’ traditional wholesale distribution business. AutoZone will also serve the just-in-time parts supply requirements of Midas dealers in the U.S. Upon the transition to this supply arrangement, which is expected to be completed by year-end, the Company will no longer operate the traditional Midas wholesale distribution business in the U.S., and all but one distribution center in the U.S. will be closed.

Finally, on July 11, 2003, the Company announced that it entered into a supply agreement with Uni-Select Inc. to provide weekly distribution of genuine Midas products and other automotive parts on a weekly basis to Midas dealers throughout Canada. The agreement with Uni-Select is similar to the arrangement Midas has with AutoZone in the U.S. Upon the transition to this supply arrangement, which is expected to be completed by year-end, the Company will no longer operate the traditional Midas wholesale distribution business in Canada, and all distribution centers in Canada will be closed or transferred to Uni-Select.

Second Quarter Fiscal 2003 Compared with Second Quarter Fiscal 2002

The following is a summary of the Company’s sales and revenues for the second quarter of fiscal 2003 and 2002: ($Millions)

	2003	Percent to Total	2002	Percent to Total
Replacement part sales and product royalties	$40.8	52.4%	$49.9	55.2%
Franchise royalties and license fees	16.1	20.7	16.5	18.3
Company-operated shop retail sales	11.2	14.4	14.0	15.5
Real estate revenues	8.9	11.4	9.5	10.5
Other	0.9	1.1	0.5	0.5

Total sales and revenues	$77.9	100.0%	$90.4	100.0%

Sales and revenues for the second quarter of fiscal 2003 decreased $12.5 million or 13.8% from the second quarter of fiscal 2002 to $77.9 million.

Replacement part sales decreased $9.1 million to $40.8 million from $49.9 million in the second quarter of fiscal 2002. Replacement part sales through the Company’s traditional wholesale distribution channel increased 1.6%, as continued weakness in demand for replacement exhaust systems was offset by improved sales of other wholesale parts. Replacement part sales through the Company’s PWI wholesale distribution channel, which serves the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, decreased 63.3%, primarily reflecting a large reduction in the number of stores from the prior year as a result of the Company’s previously announced business transformation process. As of June 28, 2003, the Company operated only 12 PWI stores compared to 75 stores at the end of the second quarter in fiscal 2002.

Within the retail auto service business, royalty revenues and license fees were down 2.4% from the second quarter of 2002. While comparable shop sales at retail were up slightly, showing an increase of less than 1%, a reduction in the Midas system total shop count from the prior year’s second quarter accounted for the overall revenue decline. Revenues from company-operated shops declined $2.8 million, or a decrease of 20.0% from the same period in fiscal 2002. The sales decrease primarily reflects a decline in comparable shop sales of 7.6%, the closure of 10 under-performing shops during the first quarter and the re-franchising of 11 shops early in the second quarter of fiscal 2003. The number of company-operated shops in operation at June 28, 2003 declined to 90, compared to 110 shops at the end of the second quarter in fiscal 2002. Revenues from real estate rentals declined 6.3% primarily due to reduced rental income on certain sales-based rental agreements and lower revenue resulting from Midas dealer shop closures.

The Company’s gross profit margin including business transformation charges of $41.9 million decreased from 51.2% in the second quarter of fiscal 2002 to -1.7% in the second quarter of fiscal 2003. The Company’s gross profit margin excluding business transformation charges increased from 51.2% in the second quarter of fiscal 2002 to 52.1% in the second quarter of fiscal 2003. This improvement was primarily due to the increase in the proportion of revenues generated from higher margin activities, principally franchise royalties and license fees, and a decrease in the proportion of revenues from lower margin replacement part sales. Within the replacement part sales category, gross margins improved to 35.3% from 34.7% in the second quarter of fiscal 2002. Improved gross margins in traditional wholesale parts distribution and receipt of the Company’s initial royalties on parts sold to Midas franchisees by AutoZone helped to offset sharply lower gross margins in the Company’s PWI distribution network, which resulted from the liquidation of inventory upon the sale and closure of store locations. Lower margins in real estate primarily reflect reduced rental income from sales-based rental income agreements as well as lower overall rental revenue from Midas dealers due to shop closures, without a decline in Midas’ third party rental expense.

As noted earlier, during the second quarter of fiscal 2003, the Company entered into a supply agreement with AutoZone, Inc. to provide weekly distribution of genuine Midas products and other automotive parts to Midas dealers throughout the U.S. As a result of this outsourcing arrangement, Midas will close all but one of its existing regional distribution centers in the U.S. and will exit the traditional Midas wholesale parts distribution business in the U.S. During the second quarter of fiscal 2003, the Company recorded an inventory write-down of $8.6 million to reduce its U.S. wholesale distribution inventory to its expected net realizable value. This write-down was recorded as a component of cost of sales.

The Company recorded an additional business transformation charge in cost of sales during the second quarter of fiscal 2003 to establish a $33.3 million accrual for estimated future warranty claims. This accrual relates to warranties issued to customers in the U.S. for certain exhaust and brake parts that carry a lifetime warranty. The Company has not historically maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, the Company has historically recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the outsourcing of the U.S. Midas distribution function to AutoZone, Inc., Midas will no longer generate sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement in the U.S. Consequently, the Company recorded a $33.3 million charge to reflect its estimated liability associated with outstanding warranties in the U.S. On a going forward basis, Midas will accrue for the expected future cost of warranty redemptions at the time of the original installation. This treatment will not affect cash flow associated with warranty redemptions.

Selling, general and distribution expenses for the second quarter of fiscal 2003 decreased $0.7 million, or 1.9% from 2002 to $36.5 million. Lower operating expenses resulted from fewer PWI stores and company-operated shops in operation and a reduction in payroll expense due to administrative headcount reductions made in association with the Company’s business transformation process. However, these savings were partially offset by incremental expenses incurred during the sale and closure of PWI store and company-operated shop locations, and higher distribution costs related to the movement of inventory from closed or sold locations back into distribution centers. Additionally, the Company experienced higher administrative expenses for workers compensation and fringe benefits during the second quarter of fiscal 2003.

During the second quarter of fiscal 2003, the Company recorded a charge of $8.9 million related to the Company’s ongoing business transformation process. The Company recorded $2.6 million in charges to reflect the write-down of fixed assets and goodwill, and $1.5 million to accrue for the cost of certain building and equipment leases associated with the closure of distribution centers and the closure and re-franchising of certain company-operated shops. Charges for severance and other separation costs of $2.2 million were recorded during the quarter as a result of the closure of certain distribution centers, PWI store and company-operated shop locations, and the termination of administrative support for closed operations. Finally, the Company recorded a $2.6 million charge to provide an allowance against the carrying value of outstanding vendor receivables as a result of the Company’s intention to cease operating as a broad-based wholesaler of auto parts.

As a result of the above changes, operating income declined $55.8 million from income of $9.1 million in the second quarter of 2002 to a loss of $46.7 million in the second quarter of 2003. Excluding the impact of the above described business transformation charges of $50.8 million, operating income in the second quarter of fiscal 2003 would have been $4.1 million.

Interest expense increased from $2.7 million in the second quarter of 2002 to $7.3 million in the second quarter of 2003 as a result of higher debt levels, higher interest rates charged on that debt compared to the prior year, and the amortization of fees associated with the Company’s financing agreement completed on March 27, 2003.

The Company’s effective tax rate was 38.9% in the second quarter of both fiscal 2002 and fiscal 2003.

As a result of the above items, net income decreased $36.8 million from income of $4.1 million in the second quarter of 2002 to a loss of $32.7 million in the second quarter of 2003.

Six Months Ended Fiscal June 2003 Compared with Six Months Ended Fiscal June 2002

The following is a summary of the Company’s sales and revenues for the six months ended fiscal June 2003 and 2002, respectively: ($ Millions)

	2003	Percent to Total	2002	Percent to Total
Replacement part sales and product royalties	$80.4	52.8%	$93.3	54.3%
Franchise royalties and license fees	29.7	19.5	30.9	18.0
Company-operated shop retail sales	22.9	15.0	27.8	16.2
Real estate revenues	17.9	11.7	18.9	11.0
Other	1.5	1.0	0.9	0.5

Total sales and revenues	$152.4	100.0%	$171.8	100.0%

Sales and revenues for the first six months of fiscal 2003 decreased $19.4 million or 11.3% from the first six months of fiscal 2002 to $152.4 million.

Replacement part sales decreased $12.9 million to $80.4 million from $93.3 million in the first six months of fiscal 2002. Replacement part sales through the Company’s traditional wholesale distribution channel decreased 1.3%, as continued weakness in demand for replacement exhaust systems was partially offset by improved sales of other wholesale parts. Replacement part sales through the Company’s PWI wholesale distribution channel, which serves the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, decreased 41.7%, primarily reflecting a large reduction in the number of stores from the prior year as a result of the Company’s previously announced business transformation process. As of June 28, 2003, the Company operated only 12 PWI stores compared to 75 stores at the end of the second quarter in fiscal 2002.

Within the retail auto service business, royalty revenues and license fees were down 3.9% from the first six months of 2002. The overall decline in revenue was primarily due to a comparable shop sales decline of approximately 1% and a reduction in the total shop count of the Midas system from the prior year. Revenues from company-operated shops declined $4.9 million, or a decrease of 17.6% from the first six months of fiscal 2002. The sales decrease primarily reflects a decline in comparable shop sales of 11.6%, the closure of 10 under-performing shops during the first quarter and the re-franchising of 11 shops early in the second quarter of fiscal 2003. The number of company-operated shops in operation at June 28, 2003 declined to 90, compared to 110 shops at the end of the second quarter in fiscal 2002. Revenues from real estate rentals declined 5.3% primarily due to reduced rental income on certain sales-based rental agreements and lower revenue resulting from Midas dealer shop closures.

The Company’s gross profit margin including business transformation charges of $41.9 million decreased from 50.5% in the first six months of fiscal 2002 to 22.6% in the first six months of fiscal 2003. Excluding the effects of business transformation charges, total gross profit margin decreased slightly to 50.1% in the first six months of fiscal 2003 from 50.5% in the first six months of fiscal 2002. A more favorable sales mix helped to partially offset lower margins on the sale of replacement parts and rental income. Within the replacement part sales category, gross margins decreased to 32.2% from 33.7% in the first six months of fiscal 2002. Improved gross margins in traditional wholesale parts distribution and receipt of the Company’s initial royalties on parts sold to Midas franchisees by AutoZone partially offset sharply lower gross margins in the Company’s PWI distribution network, which resulted from the liquidation of inventory upon the sale and closure of store locations. Lower margins in real estate primarily reflect reduced rental income from sales-based rental income agreements as well as lower overall rental revenue from Midas dealers due to shop closures, without a decline in Midas’ third party rental expense.

As noted earlier, during the second quarter of fiscal 2003, the Company entered into a supply agreement with AutoZone, Inc. to provide weekly distribution of genuine Midas products and other automotive parts to Midas dealers throughout the U.S. As a result of this outsourcing arrangement, Midas will close all but one of its existing regional distribution centers in the U.S. and will exit the traditional Midas wholesale parts distribution business in the U.S. During the second quarter of fiscal 2003, the Company recorded an inventory write-down of $8.6 million to reduce its U.S. wholesale distribution inventory to its expected net realizable value. This write-down was recorded as a component of cost of sales.

The Company recorded an additional business transformation charge in cost of sales during the second quarter of fiscal 2003 to establish a $33.3 million accrual for estimated future warranty claims. This accrual relates to warranties issued to customers in the U.S. for certain exhaust and brake parts that carry a lifetime warranty. The Company has not historically maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, the Company has historically recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the outsourcing of the U.S. Midas distribution function to AutoZone, Inc., Midas will no longer generate sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement in the U.S. Consequently, the Company recorded a $33.3 million charge to reflect its estimated liability associated with outstanding warranties in the U.S. On a going forward basis, Midas will accrue for the expected future cost of warranty redemptions at the time of the original installation. This treatment will not affect cash flow associated with warranty redemptions.

Selling, general and distribution expenses for the first six months of fiscal 2003 increased $1.5 million, or 2.1% from 2002 to $73.8 million. In the first six months of fiscal 2002, the Company’s expenses benefited from an advertising credit of approximately $3.0 million. Excluding this credit, selling, general and distribution expenses decreased $1.5 million in the first six months of fiscal 2003 compared to fiscal 2002. Lower operating expenses resulted from fewer PWI stores and company-operated shops in operation and a reduction in payroll expense due to administrative headcount reductions made in association with the Company’s business transformation process. However, these savings were partially offset by incremental expenses incurred during the sale and closure of PWI store and company-operated shop locations, and higher distribution costs related to the movement of inventory from closed or sold locations back into distribution centers. Additionally, the Company experienced higher administrative expenses for workers compensation, fringe benefits and casualty insurance during the first six months of 2003.

During the first six months of fiscal 2003, the Company recorded a charge of $14.0 million related to the Company’s ongoing business transformation process. The Company recorded $3.3 million in charges to reflect the write-down of fixed assets and goodwill, and $2.7 million to accrue for the cost of certain building and equipment leases associated with the closure of distribution centers and the closure and re-franchising of certain company-operated shops. Charges for severance and other separation costs of $2.9 million were recorded during the first six months as a result of the closure of certain distribution centers, PWI store and company-operated shop locations, and the termination of administrative support for closed operations. The Company recorded a $2.6 million charge to provide an allowance against the carrying value of outstanding vendor receivables as a result of the Company’s intention to cease operating as a broad-based wholesaler of auto parts. Finally, the Company incurred charges of $2.5 million related to a terminated refinancing effort and the extinguishment of prior debt.

As a result of the above changes, operating income declined $67.8 million from income of $14.5 million in the first six months of 2002 to a loss of $53.3 million in the first six months of 2003. Excluding the impact of the above described business transformation charges of $55.9 million, operating income in the first six months of fiscal 2003 would have been $2.6 million.

Interest expense increased from $5.3 million in the first six months of 2002 to $11.6 million in the first six months of 2003 as a result of higher debt levels, higher interest rates charged on that debt compared to the prior year, and the amortization of fees associated with the Company’s financing agreement completed on March 27, 2003.

The Company’s effective tax rate was 38.9% in the first six months of both fiscal 2002 and fiscal 2003.

As a result of the above items, net income decreased $44.9 million from income of $5.8 million in the first six months of 2002 to a loss of $39.1 million in the first six months of 2003.

CRITICAL ACCOUNTING POLICIES

In preparing the condensed financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those accounting principles. Due to the type of industry in which the Company operates and the nature of its business, the following accounting policies are those that management believes are most important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Valuation of Warranty Liabilities

Customers are provided a written warranty from Midas on genuine Midas products purchased from Midas shops in North America. The warranty will be honored at any Midas shop throughout North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The Company did not historically maintain an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, expenses related to the redemption of warranties on genuine Midas products have been included in cost of sales and revenues as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the outsourcing of the U.S. Midas distribution function, the Company will no longer generate sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement in the U.S. Consequently, the Company recorded a charge during the second quarter of fiscal 2003 to establish an accrual for estimated future warranty claims in the U.S. On a going forward basis, Midas will accrue for the expected future cost of warranty redemptions in the U.S. at the time of the original installation.

The Company determines the estimated value of outstanding warranty claims and the expected future cost of warranty redemptions based on: 1) An estimate of the percentage of all products sold in prior periods at retail subject to warranty that are likely to be redeemed; and 2) An estimate of the cost of the redemption of each warranty claim on a current cost basis. In Midas’ Canadian operations, the cost of warranty claims continues to be reflected as an expense as incurred. Upon the Company’s transition to the Uni-Select outsourcing arrangement described earlier, the Company will establish an accrual for estimated future warranty claims in Canada, and will accrue for the expected future cost of warranty redemptions in Canada at the time of the original installation.

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

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees, rents and other amounts. The future collectibility of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it feels may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its franchisees and other customers. Where the Company becomes aware of a customer’s inability to meet its financial obligations (e.g. where it is in financial distress or has filed for bankruptcy), the Company specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of receivables is performed on a quarterly basis.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial statements.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The provisions of the Statement change the classification of certain freestanding financial instruments that are now classified as equity. Generally, the Statement is effective for financial instrument arrangements entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

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

The Company’s results of operations and the forward-looking statements could be affected by, among others things: general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management’s internal operating plans; the timing and magnitude of capital expenditures; the Company’s ability to access debt and equity markets; economic and market conditions in the U.S. and worldwide; currency exchange rates; changes in consumer spending levels and demand for new products and services; cost and availability of raw materials; and overall competitive activities. Certain of these risks are more fully described in Item 1 of Part I of the Company’s annual report on Form 10-K. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based upon their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a – 15(e) and 15d – 15(e)) are effective in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls.

During the past four years, the Company has been in the process of implementing an enterprise resource planning (“ERP”) system on a company-wide basis. At the same time, the Company has been developing and implementing a new point-of-sale (“POS”) system for use in its company-operated shops and PWI locations. As we believe is the case in most system changes, the implementation of these systems has necessitated changes in operating policies and procedures and the related internal controls and their method of application. However, throughout this implementation, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders was held on May 8, 2003.

(b) Not Applicable

(c ) At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of directors to serve until the 2006 Annual Meeting of Shareholders and (2) the approval of independent auditors. The voting results were as follows:

(1)	Each nominee for director was elected by a vote of the shareholders as follows:

Director	For	Withheld
Jarobin Gilbert, Jr.	10,919,693	2,147,962

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2004	Term Expiring in 2005
Alan D. Feldman	Thomas L. Bindley
Archie R. Dykes	Robert R. Schoeberl

(2)	The proposal to ratify the appointment of KPMG LLP as the independent auditors of Midas, Inc. for the fiscal year ending January 3, 2004 was approved by shareholders as follows:

For	Against	Abstain
11,128,897	1,825,290	23,468

(d) Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.
31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

(b)	Reports on Form 8-K

During the second quarter of fiscal 2003, Midas filed one report on Form 8-K with the Securities and Exchange Commission reporting Midas’ first quarter fiscal 2003 earnings under Item 5 – Other Events.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2003	/s/ Alan D. Feldman
Alan D. Feldman
President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Senior Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller