Form 10-K/A
period 2002-12-28
MIDAS INC
filed 2003-09-11
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing this Amendment No. 1 on Form 10-K/A in response to comments received from the staff of the Securities and Exchange Commission in connection with their review of our Registration Statement on Form S-3 (File No. 333-105458). That Registration Statement incorporates this Annual Report by reference.

This Amendment makes certain changes in the form of additional or supplemental disclosure to Item 1 of Part I, Items 6, 7, 7A, 8 and 9A of Part II, Item 14 of Part III, and Item 15 of Part IV (to reflect the inclusion of updated exhibits). Please note that we have not been requested to, and we are not, restating our financial results. However, for ease of reference and consistency of presentation, we have elected to include a revised Item 8 of Part II in its entirety in this Annual Report.

This report speaks as of the original filing date of our Annual Report (March 28, 2003) and, except as indicated below, has not been updated to reflect events occurring subsequent to that date. All information contained in this and our previous filings is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

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

International Operations

In October 1998, Midas sold its franchising and company-operated shop businesses in Europe and South America to Magneti Marelli, S.p.A., a member of the Fiat Group, for $100 million, and entered into a licensing agreement for the Midas trademarks and know-how. As part of the licensing agreement, Magneti Marelli pays Midas a fixed, U.S. dollar denominated license fee through 2007, after which the fee will be variable based upon a percentage of retail sales. In fiscal 2000, Midas completed the sale of its Australian operations, which consisted of a network of 91 franchised and 12 company-operated shops. As of December 28, 2002, there were 755 Midas shops located in Europe, Australia, the Middle East, Latin America and the Caribbean. For financial information about the principal geographic areas in which the Company operates, see Note 13 of Notes to Financial Statements included elsewhere in this Annual Report.

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

Fiscal Year	2002	2001	2000	1999	1998
	(In millions, except per share data)
Operating results data:
Sales and revenues	$333.0	$331.5	$350.7	$360.2	$517.6
Operating income (loss)	(44.2)	29.1	45.1	68.4	13.9
Income (loss) before income taxes (a)	(55.0)	20.6	41.1	62.9	40.0
Net income (loss)	(33.6)	12.6	30.5	38.4	28.2
Earnings (loss) per share—diluted	$(2.25)	$0.85	$1.96	$2.28	$1.63
Dividends declared per share	$—	$0.08	$0.08	$0.08	$0.06
Balance sheet data:
Total assets	$370.5	$403.1	$321.7	$305.9	$325.3
Obligations under capital leases and long-term debt	141.0	142.2	113.0	112.1	114.6
Finance lease obligations	39.1	—	—	—	—
Total shareholders’ equity	104.6	140.1	128.4	114.6	123.4
Return on average shareholders’ equity	(23.7)%	9.3%	24.3%	32.1%	23.0%
Other data (b):
Operating income (loss)	$(44.2)	$29.1	$45.1	$68.4	$13.9
Plus business transformation charges (c)	62.3	4.8	7.8	(0.2)	55.7

Operating income before business transformation charges	18.1	33.9	52.9	68.2	69.6
Operating margin before business transformation charges	5.4%	10.2%	15.1%	18.9%	13.4%

(a)	Includes a pre-tax gain of $38.0 million in fiscal 1998 related to the sale of the Company’s European operations.
(b)	The Company believes such additional information is useful to investors because it is used by management to measure financial performance on an operating basis. Such measures are not in accordance with generally accepted accounting principles.
(c)	In fiscal 1997, the Company began a process to transform itself from a worldwide operator of both franchised and company-operated shops into a focused operator of the North American franchise system. This transformation included the sale of Midas’ franchised and company-operated shop businesses in Europe and Australia, and a shift in focus to the licensing of Midas trademarks and know-how outside of North America. Within North America, the transformation included changing consumer perceptions about Midas and the products and services offered, improving relationships with franchisees and redeploying assets to improve returns. During fiscal 1998, the Company recognized costs associated with this process resulting in pre-tax charges of $55.7 million. During fiscal 1999, the Company recognized a pre-tax benefit of $0.2 million as part of this process. Business transformation costs for fiscal 2002, 2001, and 2000 are described in Note 2 of Notes to Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents, for the fiscal periods indicated, selected financial information as a percentage of total sales and revenues.

	Percentage of Sales and Revenues
Fiscal Year	2002	2001	2000
Replacement parts sales	54.2%	62.3%	68.1%
Company-operated shop retail sales	16.0	6.0	1.6
Royalties and license fees	18.3	19.7	18.7
Real estate rental revenues	11.0	11.4	11.2
Other	0.5	0.6	0.4

Sales and revenues	100.0	100.0	100.0
Cost of sales and revenues	49.0	53.3	55.4
Business transformation charges (inventory write-down)	7.9	—	—

Gross profit	43.1	46.7	44.6
Selling, general and distribution expenses	45.6	36.5	29.6
Business transformation charges	10.8	1.4	2.2

Operating income (loss)	(13.3)	8.8	12.8
Other income, net	0.3	0.1	1.2
Interest expense	(3.5)	(2.7)	(2.3)

Income (loss) before income taxes	(16.5)	6.2	11.7
Income taxes (benefit)	(6.4)	2.4	3.0

Net income (loss)	(10.1)%	3.8%	8.7%

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

Third, The Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred under SFAS No. 87 and is recognized to net periodic pension cost over a five-year period. See Note 9 of Notes to Financial Statements for a listing of the expected long-term rates used by year. The Company assumed a long-term rate of return of 9.5% on pension assets in both fiscal 2002 and 2001, but experienced losses of $4.1 million in fiscal 2002 and $11.0 million in fiscal 2001.

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

Impact of New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted the provisions of SFAS No. 142 in the third quarter of fiscal 2001 for new acquisitions. The Company adopted the provisions of SFAS No. 142 for previously acquired intangibles in the first quarter of fiscal 2002. The adoption of SFAS No. 142 did not have a material effect on the Company’s results of operations or financial position at the time of its adoption. The amortization of goodwill was approximately $400 thousand, or $0.02 per diluted share, net of taxes in fiscal 2001, and $200 thousand, or $0.01 per diluted share, net of taxes in fiscal 2000.

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

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by the expected maturity dates. The actual cash flows for each instrument are denominated and presented in U.S. dollar equivalents, which is the Company’s reporting currency.

Expected Maturity Date	2003	2004	2005	Total	Fair Value
Long-term debt:
Revolving credit facility (variable rate)	$87.8	$—	$—	$87.8	$87.8
Average interest rate	7.00%	—	—	7.00%
Unsecured debt (fixed rate)	$15.0	$15.0	$15.0	$45.0	$46.9
Average interest rate	6.89%	6.89%	6.89%	6.89%

Currently, the Company has no commitments for derivative financial instruments, other financial instruments, or firmly committed sales transactions denominated in foreign currencies.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

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

(a) 1. Financial Statements

See Index to Financial Statements on Page F-1.

2. Financial Statement Schedules

See Index to Financial Statements on Page F-1.

(b) Reports on Form 8-K

No Report on Form 8-K was filed by the Registrant during the quarter ended December 28, 2002.

(c) Exhibits

Exhibit No.	Description
3(i).1	Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to Midas, Inc. Registration Statement on Form 10/A No. 3 (Post-Effective Amendment No. 1) (Commission File No. 1-13409) (the “Form 10”)).

3(i).2	Certificate of Amendment of the Certificate of Incorporation, dated December 30, 1997 (incorporated by reference to Exhibit 3(i).2 to the Form 10).

3(ii)	By-Laws (as amended December 31, 1997) (incorporated by reference to Exhibit 4.4 to Midas, Inc. Registration Statement on Form S-8 relating to its Retirement Savings Plans (Registration No. 333-44625) (the “RSP Form S-8”)).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the RSP Form S-8).

4.2	Rights Agreement, dated as of December 31, 1997, between Midas, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.5 to the RSP Form S-8).

4.4	$200,000,000 Credit Agreement, dated as of January 22, 1998, among Midas, Inc. and Midas International Corporation, as Borrowers, the Lenders Named Therein, The First National Bank of Chicago, as Administrative Agent, and Credit Suisse First Boston, as Co-Agent (incorporated by reference to Exhibit 4.1 to the Midas, Inc. Quarterly Report on Form 10Q for the quarterly period ended June 27, 1998).

4.5	Amendment No. 1, dated as of April 3, 1998, to $200,000,000 Credit Agreement dated as of January 22, 1998 (incorporated by reference to Exhibit 4.2 to the Midas, Inc. Quarterly Report on Form 10Q for the quarterly period ended June 27, 1998).

4.6	Midas International Corporation $75,000,000 Note and Guarantee Agreement, dated as of April 15, 1998 (incorporated by reference to Exhibit 4.3 to the Midas, Inc. Quarterly Report on Form 10Q for the quarterly period ended June 27, 1998).

4.7	First Amendment to Rights Agreement, dated as of May 12, 1999, between Midas, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit to the Midas, Inc. Registration Statement on Form 10/A No. 4).

4.8	Amendment No. 2, dated as of October 16, 1998, to $200,000,000 Credit Agreement dated as of January 22, 1998 (incorporated by reference to Exhibit 4.8 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 29, 2001).

4.9	Amendment No. 3, dated as of February 8, 1999, to $200,000,000 Credit Agreement dated as of January 22, 1998 (incorporated by reference to Exhibit 4.9 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 29, 2001).

Exhibit No.	Description

4.10	Amendment No. 4, dated as of November 9, 2001, to $200,000,000 Credit Agreement dated as of January 22, 1998 (incorporated by reference to Exhibit 4.10 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 29, 2001).

4.11†	Amendment No. 5, dated as of October 15, 2002, to $200,000,000 Credit Agreement dated as of January 22, 1998.

4.12	Amendment No. 6, dated as of November 20, 2002, to $200,000,000 Credit Agreement dated as of January 22, 1998 (incorporated by reference to Exhibit 4.11 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

4.13†	Amendment No. 7, dated as of January 21, 2003, to $200,000,000 Credit Agreement dated as of January 22, 1998.

4.14†	Amendment No. 8, dated as of March 18, 2003, to $200,000,000 Credit Agreement dated as of January 22, 1998.

4.15†	Amendment No. 1, dated as of March 22, 2002, to $75,000,000 Note and Guarantee Agreement dated as of April 15, 1998.

4.16†	Amendment No. 2, dated as of December 27, 2002, to $75,000,000 Note and Guarantee Agreement dated as of April 15, 1998.

4.17†	Amendment No. 3, dated as of March 18, 2003, to $75,000,000 Note and Guarantee Agreement dated as of April 15, 1998.

4.18†	Loan and Security Agreement, dated as of March 27, 2003, by and among Midas, Inc. and its subsidiaries, Bank One, NA, as Administrative Agent, and the other Lenders named therein.

4.19†	Note, Guaranty and Security Agreement, dated as of March 27, 2003, by and among Midas, Inc. and its subsidiaries, U.S. Bank, National Association, as Collateral Agent, and the Noteholders named therein.

4.20†	Intercreditor Agreement by and among the Lenders named in the Loan and Security Agreement and the Noteholders named in the Note, Guaranty and Security Agreement, as acknowledged by Midas, Inc. and its subsidiaries, all dated as of March 27, 2003.

4.21†	Warrant Agreement, dated as of March 27, 2003, by and among Midas, Inc. and the Warrant Holders named therein.

10.1	Distribution and Indemnity Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Midas, Inc. Current Report on Form 8-K dated January 30, 1998 (the “Form 8-K”)).

10.2	Tax Sharing Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.2 to the Form 8-K).

10.3*	Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Stock Incentive Plan (Registration No. 333-44797)).

10.4*	Form of Option Agreement (incorporated by reference to Exhibit 10.4 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 26, 1998).

10.5*	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 20, 1997 (File No. 01-13409)).

10.6*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Midas, Inc.’s Registration Statement on Form 10/A No.1 (Commission File No. 01-13409)).

Exhibit No.	Description

10.8*	Form of Restricted Stock Agreement and promissory note (incorporated by reference to Exhibit 10.8 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 26, 1998).

10.9*	Post-retirement Agreement with former Chief Financial Officer (incorporated by reference to Exhibit 10.9 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 30, 2000).

10.10*	Form of Option Grant Agreement for options issued outside of the Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 (Registration No. 333-74094)).

10.11*	Form of Change in Control Agreement for executive officers participating in Midas, Inc Executive Stock Ownership Program (Mr. Warzecha) (incorporated by reference to Exhibit 10.11 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 29, 2001).

10.12*	Separation Agreement with former Chief Information Officer (incorporated by reference to Exhibit 10.12 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.13*	Separation Agreement with former Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.13 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.14*	Compensation and Reimbursement Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.14 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.15*	Compensation Agreement with former President and acting Chief Executive Officer (incorporated by reference to Exhibit 10.15 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.16*	Form of Retention Agreement with certain executive officers (Messrs. Guzik, Shaneyfelt, Warzecha and Marr) (incorporated by reference to Exhibit 10.16 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.17*†	Option Agreement with Non-Executive Chairman of the Board of Directors.

10.18*†	Restricted Stock Award Agreement with Non-Executive Chairman of the Board of Directors.

10.19*†	Employment Confirmation Letter with President and Chief Executive Officer.

10.20*†	Option Agreement with President and Chief Executive Officer.

10.21*†	Restricted Stock Award Agreement with President and Chief Executive Officer.

10.22*	Treasury Stock Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Treasury Stock Plan (Registration No. 333-89226).

10.23*	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Directors’ Deferred Compensation Plan (Registration No. 333-101559)).

21†	Subsidiaries of Midas, Inc.

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

99.2†	Midas, Inc. Code of Ethics.

*	Management Compensatory Plan or Contract
†	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of September 2003.

MIDAS, INC.

By:	/s/ WILLIAM M. GUZIK
William M. Guzik Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the Registrant, this 10th day of September 2003.

Signature	Title

/s/ ALAN D. FELDMAN Alan D. Feldman	President, Chief Executive Officer and Director (principal executive officer)

/s/ WILLIAM M. GUZIK William M. Guzik	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ JAMES M. HAEGER, JR. James M. Haeger, Jr.	Vice President and Controller (principal accounting officer)

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

KPMG LLP

Chicago, Illinois

March 27, 2003

MIDAS

STATEMENTS OF OPERATIONS

(In millions, except for earnings and dividends per share)

Fiscal Year	2002	2001	2000
Sales and revenues:
Sales of replacement parts	$180.5	$206.6	$238.9
Franchise royalties and license fees	60.9	65.2	65.5
Company-operated shop retail sales	53.2	19.9	5.8
Real estate rental revenues	36.6	38.0	39.2
Other	1.8	1.8	1.3

Total sales and revenues	333.0	331.5	350.7

Cost of sales and revenues:
Replacement parts cost of sales	117.6	135.1	153.3
Company-operated shop cost of sales	11.8	4.6	1.5
Real estate cost of revenues	19.2	19.8	20.3
Warranty expense	14.5	17.3	19.1
Business transformation charges (inventory write-down)	26.3	—	—

Total cost of sales and revenues	189.4	176.8	194.2

Gross profit	143.6	154.7	156.5
Selling, general, and distribution expenses	151.8	120.8	103.6
Business transformation charges	36.0	4.8	7.8

Operating income (loss)	(44.2)	29.1	45.1
Interest expense	(11.8)	(9.0)	(8.1)
Other income, net	1.0	0.5	4.1

Income (loss) before income taxes	(55.0)	20.6	41.1
Income taxes (benefit)	(21.4)	8.0	10.6

Net income (loss)	$(33.6)	$12.6	$30.5

Earnings (loss) per share:
Basic	$(2.25)	$0.85	$1.98

Diluted	$(2.25)	$0.85	$1.96

Dividends per common share	$.00	$.08	$.08

Average number of shares
Common shares outstanding	15.0	14.9	15.4
Equivalent shares on outstanding stock options	—	—	0.1

Shares applicable to diluted earnings	15.0	14.9	15.5

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

Impact of New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. The Company adopted the provisions of SFAS No. 142 in the third quarter of fiscal 2001 for new acquisitions. The Company adopted the provisions of SFAS No. 142 for previously acquired intangibles in the first quarter of fiscal 2002. The adoption of SFAS No. 142 did not have a material effect on the Company’s results of operations or financial position at the time of its adoption. The amortization of goodwill was approximately $400 thousand, or $0.02 per diluted share, net of taxes in fiscal 2001, and $200 thousand, or $0.01 per diluted share, net of taxes in fiscal 2000.

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

Fiscal Year	2002	2001	2000
Net income (loss)
As reported	$(33.6)	$12.6	$30.5
Less: fair value impact of employee stock compensation, net of taxes	(2.5)	(2.3)	(1.8)
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	—	—	—

Pro forma	$(36.1)	$10.3	$28.7

Basic earnings (loss) per share
As reported	$(2.25)	$0.85	$1.98
Pro forma	(2.41)	0.69	1.86
Diluted earnings (loss) per share
As reported	$(2.25)	$0.85	$1.96
Pro forma	(2.41)	0.69	1.86

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

Earnings (Loss) Per Share

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

Fiscal Year	2002	2001	2000
Weighted-average common shares outstanding (basic)	15.0	14.9	15.4
Effect of dilutive stock options	—	—	0.1

Weighted-average common shares outstanding (diluted)	15.0	14.9	15.5

Potential common share equivalents	1.5	2.0	1.9

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Potential common share equivalents were excluded from the computation of diluted earnings per share as their effect would have been anti-dilutive. These options had an exercise price that was greater than the average market price of the common shares for the period; therefore, the effect of their inclusion would have been anti-dilutive.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Inventory write-downs are reflected in the statements of operations as a component of cost of sales and revenues. All other costs are shown as expenses under the heading “Business transformation charges.” Non-recoverable lease costs are estimated based on gross lease expense and amounts management believes will be recovered from future sublease income or the disposition of leases. Of the total pre-tax cost of $62.3 million, approximately $49.7 million represents non-cash asset write-downs, while $12.6 million represents past or future cash outlays. As of December 28, 2002, approximately $2.8 million of the $12.6 million had been paid. The severance and other separation costs reflect the separation of 63 employees, 26 of which were no longer employed by the Company as of December 28, 2002. The remaining terminations are expected to be completed in fiscal 2003.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

$3.3

In response to the declining sales of traditional Midas wholesale products, the Company has moved aggressively to reduce costs and improve operating efficiency throughout its traditional wholesale distribution network. Since 1999, the Company has reduced its network of North American distribution centers from 18 to 11 and opened one new centralized distribution facility for exhaust products. The Company has also invested heavily in technology to support the reconfigured distribution network. Based on current sales trends in the traditional wholesale channel, the Company needs to further rationalize its distribution center network. During fiscal 2002, the Company committed to a plan to close three additional distribution centers in 2003. The Company recorded a charge of $3.3 million in fiscal 2002 that primarily reflects $1.6 million in expected non-recoverable future lease costs related to expected 2003 closures and a previously closed distribution center, $0.9 million to reflect the impairment of fixed assets and $0.5 million in severance costs to be incurred at distribution

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

centers as they close. As of December 28, 2002, $0.2 million of the cash costs associated with these charges had been paid. The severance and other separation costs reflect the separation of 36 employees, seven of which were no longer employed by the Company as of December 28, 2002. The remaining terminations are expected to be completed in fiscal 2003.

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

$7.5

The Company’s existing corporate administrative structure was designed to support rapid expansion of PWI, growth of the company-operated shop business and a traditional wholesale business with over 12 distribution centers. The Company’s current strategic plan, which involves the disposition of PWI, the closure and re-franchising of certain company-operated shops and the redesign of the traditional wholesale distribution will result in a reduction in the amount of corporate administrative activities. As a result, the Company recorded charges of $7.5 million in fiscal 2002. These charges include $5.5 million in severance and other separation costs for certain executives and other employees who are no longer with the Company. Additionally, the Company recorded $1.6 million in charges for financing costs incurred during the fourth quarter of fiscal 2002 that did not result in a successful refinancing for the Company. As of December 28, 2002, cash costs of $2.6 million had been paid. The severance and other separation costs reflect the separation of 27 employees, 19 of which were no longer employed by the Company as of December 28, 2002. The remaining terminations are expected to be completed in fiscal 2003.

Fiscal 2001 Business Transformation Costs

2001
Severance and other separation costs	$2.1
Asset impairment	1.9
Non-recoverable lease costs	0.8

$4.8

As part of the ongoing business transformation process, the Company made the decision in the fourth quarter of 2001 to reduce its workforce in 2002. This reduction occurred in January 2002 and the employees were severed. As a result, the Company recorded severance and other separation costs of $2.1 million in 2001. At the same time, the Company recorded charges of $1.9 million to write down assets with no continuing value, and $0.8 million to reserve for non-recoverable lease costs for closed PWI locations. The total business transformation charges included $1.9 million of cash costs. Approximately $0.4 million was paid in fiscal 2001

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

and approximately $1.3 million was paid in fiscal 2002. The severance and other separation costs reflect the separation of 71 employees, none of which were employed by the Company as of December 28, 2002.

Fiscal 2000 Business Transformation Costs

2000
Allowance for bad debts	$4.8
Early retirement program	3.0

$7.8

During fiscal 2000, the Company recorded a $4.8 million increase to its allowance for bad debt due to the Chapter 11 bankruptcy filing of two multi-shop franchisees, including the largest operator in the Florida market, whose remaining 52 shops were purchased by the Company in fiscal 2001. The Company also offered an early retirement program to its employees during fiscal 2000 in order to reduce its ongoing employee-related operating costs. The cash portion of the fiscal 2000 business transformation charge was $3.0 million. Approximately $0.5 million was paid in fiscal 2001 and approximately $0.1 million was paid in fiscal 2002. The remaining amount will be paid out of the Company’s pension plan. The remaining amount will be paid out of the Company’s pension plan. The early retirement program resulted in the retirement of 25 employees, none of which were employed by the Company as of December 28, 2002.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(7) Franchise Agreements

Midas’ franchise agreements generally cover a 20-year period and provide for renewals. A franchise agreement can be canceled by Midas only in the event a franchisee fails to comply with the provisions of the agreement. Franchise agreements provide for initial and renewal fees and continuing royalty payments based on a percentage of sales. Franchisees pay the Company monthly royalties based on a percentage of sales. In North America, Midas is obligated to spend an amount equal to one-half of the royalty payments it receives for advertising.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

(9) Pension and Postretirement Plans

Defined Benefit Pension Plans and Other Postretirement Plans

Certain Midas employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees’ average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds, and government securities. The cost of these plans is being funded currently.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Exercisable Shares	Weighted- Average Exercise Price
$7.20–$12.60	400,995	$9.97	8.36	95,695	$10.45
13.16– 14.42	435,372	13.89	6.98	206,972	14.34
14.56– 15.83	452,104	15.28	5.83	311,804	15.53
17.50– 34.66	205,500	22.01	6.15	164,000	21.94

	1,493,971			778,471

The stock option activity for the prior three years is summarized as follows:

	Number of Shares	Option Price Ranges	Weighted- Average Exercise Price	Options Exercisable
Outstanding at fiscal year end 1999	1,803,850	$9.81–$34.66	$19.25	727,383
Granted	311,500	14.00– 22.94	16.51
Exercised	(130,100)	11.41– 22.00	15.42
Cancelled and forfeited	(19,314)	15.65– 28.00	21.82

Outstanding at fiscal year end 2000	1,965,936	9.81– 34.66	18.89	1,027,793
Granted	704,000	10.01– 15.25	11.40
Exercised	(20,152)	14.42– 14.42	14.42
Cancelled and forfeited	(633,564)	11.41– 34.00	22.63

Outstanding at fiscal year end 2001	2,016,220	9.81– 34.66	15.29	994,820
Granted	227,300	7.20– 13.40	11.94
Exercised	(12,049)	14.42– 14.42	14.42
Cancelled and forfeited	(737,500)	10.01– 25.95	16.13

Outstanding at fiscal year end 2002	1,493,971	7.20– 34.66	14.38	778,471

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Restricted Stock

From time to time the Company grants shares of restricted stock to certain of its officers and directors. During fiscal 2002, 2001 and 2000, the Company granted 55,000, 130,000 and 100,000 shares, respectively. The fair value of these grants was equal to the stock price on the date of the grant. The weighted-average fair value of the restricted shares granted in fiscal 2002, 2001 and 2000, was $7.31, $11.10 and $22.94, respectively. As of December 28, 2002, approximately 51,000 shares had vested, approximately 122,000 shares remained outstanding but unvested, and the remaining 112,000 shares were either forfeited or tendered to the Company.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

	Sales and Revenues
Fiscal Year	2002	2001	2000
	(in millions)
North American Operations:
U.S.	$295.8	$292.3	$304.6
Canada	28.1	30.5	38.3

Total North America	323.9	322.8	342.9
International Operations	9.1	8.7	7.8

Total	$333.0	$331.5	$350.7

	Identifiable Assets
Fiscal Year End	2002	2001	2000
	(in millions)
North American Operations:
U.S.	$349.9	$380.6	$293.5
Canada	19.1	21.8	27.5

Total North America	369.0	402.4	321.0
International Operations	1.5	0.7	0.7

Total	$370.5	$403.1	$321.7

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(14) Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Fiscal 2002
Sales and revenues	$81.4	$90.4	$86.4	$74.8	$333.0
Cost of sales and revenues	40.9	44.1	41.5	36.6	163.1
Business transformation charges (inventory write-down)	—	—	—	26.3	26.3

Gross profit	40.5	46.3	44.9	11.9	143.6
Selling, general and distribution expenses	35.1	37.2	36.4	43.1	151.8
Business transformation charges	—	—	4.3	31.7	36.0

Operating income (loss)	5.4	9.1	4.2	(62.9)	(44.2)
Interest expense	(2.6)	(2.7)	(3.1)	(3.4)	(11.8)
Other income, net	—	0.3	0.6	0.1	1.0

Income (loss) before taxes	2.8	6.7	1.7	(66.2)	(55.0)
Income tax expense (benefit)	1.1	2.6	0.7	(25.8)	(21.4)

Net Income (loss)	$1.7	$4.1	$1.0	$(40.4)	$(33.6)

Earnings (loss) per share—diluted	$0.12	$0.27	$0.07	$(2.71)	$(2.25)

Fiscal 2001
Sales and revenues	$77.5	$88.0	$85.9	$80.1	$331.5
Cost of sales and revenues	40.7	48.6	46.5	41.0	176.8

Gross Profit	36.8	39.4	39.4	39.1	154.7
Selling, general and distribution expenses	29.5	26.1	28.8	36.4	120.8
Business transformation charges	—	—	—	4.8	4.8

Operating income (loss)	7.3	13.3	10.6	(2.1)	29.1
Interest expense	(2.3)	(2.2)	(2.1)	(2.4)	(9.0)
Other income, net	0.2	0.2	—	0.1	0.5

Income (loss) before taxes	5.2	11.3	8.5	(4.4)	20.6
Income tax expense (benefit)	2.0	4.4	3.3	(1.7)	8.0

Net Income (loss)	$3.2	$6.9	$5.2	$(2.7)	$12.6

Earnings (loss) per share—diluted	$0.21	$0.46	$0.35	$(0.18)	$0.85

The sum of earnings per share for the quarters may not equal the full year amount in each year due to the impact of changes in the average shares outstanding.