Form 10-Q/A
period 2003-03-29
MIDAS INC
filed 2003-09-11
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of May 12, 2003 was 15,040,374.

Explanatory Note

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing this Amendment No. 1 on Form 10-Q/A in response to comments received from the staff of the Securities and Exchange Commission in connection with their review of our Registration Statement on Form S-3 (File No. 333-105458). That Registration Statement incorporates this Quarterly Report by reference.

This Amendment makes certain changes in the form of additional or supplemental disclosure to Items 1, 2 and 4 of Part I and Items 2 and 6 (to reflect the inclusion of updated exhibits) of Part II. Please note that we have not been requested to, and we are not, restating our financial results. However, for ease of reference and consistency of presentation, we have elected to include a revised Item 1 of Part I in its entirety in this Quarterly Report.

This report speaks as of the original filing date of our Quarterly Report (May 13, 2003) and, except as indicated below, has not been updated to reflect events occurring subsequent to that date. All information contained in this and our previous filings is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

PART I.    FINANCIAL INFORMATION

Item 1:     Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal March
	2003	2002
	(13 Weeks)	(13 Weeks)
Sales and revenues:
Sales of replacement parts	$39.6	$43.4
Franchise royalties and license fees	13.6	14.4
Company-operated shop retail sales	11.7	13.8
Real estate revenues	9.0	9.4
Other	0.6	0.4

Total sales and revenues	74.5	81.4

Cost of sales and revenues:
Replacement parts cost of sales	28.1	29.3
Company-operated shop cost of sales	2.6	3.1
Real estate cost of revenues	5.1	4.8
Warranty expense	2.9	3.7

Total cost of sales and revenues	38.7	40.9

Gross profit	35.8	40.5
Selling, general, and distribution expenses	37.3	35.1
Business transformation charges	5.1	—

Operating income (loss)	(6.6)	5.4
Interest expense	(4.3)	(2.6)
Other income, net	0.4	—

Income (loss) before income taxes (benefit)	(10.5)	2.8
Income taxes (benefit)	(4.1)	1.1

Net income (loss)	$(6.4)	$1.7

Earnings (loss) per share:
Basic	$(0.43)	$0.12

Diluted	$(0.43)	$0.12

Average number of shares:
Common shares outstanding	15.0	15.0
Common stock warrants not subject to restriction	—	—

Shares applicable to basic earnings	15.0	15.0
Equivalent shares on outstanding stock options	—	—

Shares applicable to diluted earnings	15.0	15.0

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions)

	Fiscal March 2003	Fiscal December 2002
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2.2	$0.5
Receivables, net	57.3	50.7
Inventories, net	85.0	94.6
Other current assets	50.8	50.6

Total current assets	195.3	196.4
Property and equipment, net	149.9	155.1
Intangible assets	12.3	12.3
Other assets	13.6	6.7

Total assets	$371.1	$370.5

Liabilities and Equity:
Current liabilities:
Current portion of long-term obligations	$1.7	$1.6
Accounts payable	23.5	26.5
Accrued expenses	34.3	29.6

Total current liabilities	59.5	57.7
Long-term debt	132.1	132.8
Obligations under capital leases	7.1	7.4
Finance lease obligation	38.2	38.3
Deferred income taxes and other liabilities	29.7	29.7

Total liabilities	266.6	265.9

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized; 17.3 million shares issued) and paid-in capital	24.4	21.9
Treasury stock, at cost (2.2 million shares and 2.3 million shares)	(50.7)	(53.7)
Unamortized restricted stock awards	(1.2)	(1.0)
Retained income	144.6	151.0
Cumulative other comprehensive loss	(12.6)	(13.6)

Total shareholders’ equity	104.5	104.6

Total liabilities and equity	$371.1	$370.5

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the quarter ended fiscal March
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(6.4)	$1.7
Adjustments reconciling net income (loss) to net cash
used in operating activities:
Depreciation and amortization	4.7	4.2
Business transformation charges	5.1	—
Cash outlays for business transformation costs	(3.5)	(0.5)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	(4.5)	(7.5)

Net cash used in operating activities	(4.6)	(2.1)

Cash flows from investing activities:
Capital investments	(1.0)	(4.4)
Cash paid for acquired businesses	(0.4)	(0.4)
Proceeds from sales of assets	3.7	—

Net cash provided by (used in) investing activities	2.3	(4.8)

Cash flows from financing activities:
Net decrease in short-term debt	—	(0.1)
Net increase (decrease) in long-term debt	(0.6)	7.9
Payment of obligations under capital leases	(0.2)	(0.2)
Net decrease in finance lease obligation	(0.2)	—
Issuance of stock warrants in connection with refinancing	5.0	—
Cash paid for treasury shares	—	(0.2)

Net cash provided by financing activities	4.0	7.4

Net change in cash and cash equivalents	1.7	0.5
Cash and cash equivalents at beginning of period	0.5	1.5

Cash and cash equivalents at end of period	$2.2	$2.0

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Earnings	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Current	Cumulative
Fiscal year end 2002	17.3	$21.9	(2.3)	$(53.7)	$(1.0)	$151.0		$(13.6)
Purchase of treasury shares	—	—	—	(0.1)	—	—		—
Restricted stock awards	—	(2.5)	0.1	3.5	(1.0)	—		—
Vesting of restricted stock awards	—	—	—	—	0.3	—		—
Forfeiture of restricted stock awards	—	—	—	(0.4)	0.4	—		—
Issuance of stock warrants	—	5.0	—	—	—	—		—
Amortization of restricted stock awards	—	—	—	—	0.1	—		—
Net loss	—	—	—	—	—	(6.4)	$(6.4)	—
Other comprehensive income (loss)
—foreign currency translation adjustments	—	—	—	—	—	—	1.3	1.3
—minimum pension liability	—	—	—	—	—	—	(0.3)	(0.3)

Comprehensive income (loss)	—	—	—	—	—	—	$(5.4)	—

Fiscal first quarter end 2003	17.3	$24.4	(2.2)	$(50.7)	$(1.2)	$144.6		$(12.6)

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended March 29, 2003 (“first quarter fiscal 2003”) and March 30, 2002 (“first quarter fiscal 2002”) and of its financial position as of March 29, 2003. All such adjustments are of a normal recurring nature. The results of operations for the first quarter fiscal 2003 and 2002 are not necessarily indicative of the results of operations for the full year.

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

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal March
	2003	2002
Weighted-average common shares outstanding	15.0	15.0
Common stock warrants not subject to restriction	—	—

Shares applicable to basic earnings	15.0	15.0
Effect of dilutive stock options and warrants	—	—

Shares applicable to diluted earnings	15.0	15.0

Potential common share equivalents:
Stock options	1.8	2.0
Warrants subject to restriction	0.5	—

Total shares excluded	2.3	2.0

Potential common share equivalents have been excluded from diluted earnings per share as they would have an anti-dilutive effect.

On March 27, 2003, the Company entered into a comprehensive debt restructuring with its existing lenders. In connection with the debt restructuring, the Company issued detachable warrants to its existing lenders for 1.0 million shares of the Company’s common stock. If the Company meets certain financial objectives by January 3, 2004, fifty percent of the warrants (500,000) will be returned to the Company. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to the tenth anniversary of issuance, except that 500,000 of the warrants are not exercisable until January 4, 2004. For purposes of calculating earnings per share, all warrants were treated as outstanding beginning March 27, 2003. The 500,00 warrants not subject to return provisions are included in the basic earnings per share calculation. The 500,00 warrants that are subject to return are included within potential common share equivalents and excluded from earnings per share as their impact would be anti-dilutive.

2.    Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the quarter ended fiscal March
	2003	2002
Interest paid	$4.9	$0.9
Income tax refunds	(3.0)	(3.0)
Income taxes paid	0.1	—

3.    Inventories

Inventories, summarized by major classification, were as follows (in millions):

	Fiscal March 2003	Fiscal December 2002
	(Unaudited)
Raw materials and work in process	$2.4	$2.1
Finished goods	82.6	92.5

	$85.0	$94.6

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

The activity affecting the accrual for business transformation charges during fiscal 2003 is as follows (shown in millions):

	Disposition of PWI	Closure or Re-franchise of Company Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Balance at December 28, 2002	$5.2	$1.4	$2.0	$3.2	$11.8
Cash payments	(0.3)	(0.1)	(0.1)	(3.0)	(3.5)
Non-cash utilization	—	—	—	(0.5)	(0.5)
2003 business transformation charges	0.4	1.2	—	3.5	5.1
2003 non-cash business transformation charges	—	(0.2)	—	(0.5)	(0.7)

Balance at March 29, 2003	$5.3	$2.3	$1.9	$2.7	$12.2

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

The 1.0 million warrants have been valued at $5.0 million. The net proceeds from the refinancing were allocated between debt and equity based on fair value in accordance with Accounting Principles Board Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” As a result, the Company increased paid-in-capital by $5.0 million and recorded a $5.0 million debt discount, which will be amortized over the life of the loan.

The components of debt as of March 29, 2003 and December 28, 2002 were as follows:

	March 29, 2003	December 28, 2002
Revolving credit facility	$4.6	$87.8
Unsecured debt	—	45.0
Term loan A	92.5	—
Term loan B	40.0	—
Unamortized debt discount	(5.0)	—

Total debt	132.1	132.8
Less amounts due within one year	—	—

Long-term debt	$132.1	$132.8

Financing fees of $7.6 million paid in connection with the new loan facilities have been capitalized and will be amortized over the term of the new loan agreements. In addition, the Company recorded a loss during the quarter of $1.4 million related to the extinguishment of the prior debt. This amount is included in business transformation charges in the consolidated statements of operations.

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

Midas’s net income and earnings (loss) per share would have been reduced to the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

Fiscal Year	2003	2002
Net income (loss)
As reported	$(6.4)	$1.7
Less: fair value impact of employee stock compensation, net of taxes	(0.4)	(0.2)
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	—	—

Pro forma	$(6.8)	$1.5

Basic earnings (loss) per share
As reported	$(0.43)	$0.12
Pro forma	(0.45)	0.10
Diluted earnings (loss) per share
As reported	$(0.43)	$0.12
Pro forma	(0.45)	0.10

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

Warranty activity for the first quarter of fiscal 2003 is summarized as follows (in millions):

Accrued warranty expense at beginning of period	$0.5
Warranty expense	2.9
Warranty credit issued to franchisees	(2.9)

Accrued warranty expense at end of period	$0.5

8.    Subsequent Events

On April 3, 2003, the Company announced that it entered into a supply agreement with AutoZone, Inc. to provide weekly distribution of Midas genuine products and other automotive parts to Midas dealers throughout the United States. Midas currently distributes these parts to Midas dealers through its 12 North American distribution centers. On that same date, the Company announced that it had signed a letter of intent with Uni-Select Inc. to provide similar distribution services to Midas dealers in Canada. As part of these agreements, both AutoZone and Uni-Select will also provide just-in-time parts delivery to Midas dealers. As a result of these supply agreements, the Company expects to exit the traditional Midas wholesale parts distribution business by the end of fiscal 2003. This will involve the closing of all but one of Midas’ existing regional distribution centers and will result in additional business transformation charges over the next several quarters for severance, non-recoverable lease costs, excess inventory write-downs and reductions of corporate administrative overhead. The amount and timing of these charges has not yet been finalized.

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

LIQUIDITY AND CAPITAL RESOURCES

Midas’ cash and cash equivalents increased $1.7 million in the first quarter of fiscal 2003.

The Company’s operating activities used net cash of $4.6 million during the first quarter of fiscal 2003 compared to $2.1 million of cash used in the first quarter of fiscal 2002. The year-over-year increase of $2.5 million was primarily due to an $8.1 million decrease in net income, partially offset by a $2.1 million increase in business transformation costs (net of payments), higher depreciation, and changes in assets and liabilities requiring $3.0 million less cash than the prior year. The $3.0 million reduction in cash required by assets and liabilities was due to a $9.6 million reduction in inventory (compared to a $0.2 million reduction in fiscal 2002), offset by a $6.9 million increase in other assets related to deferred financing costs. Receivables experienced their normal seasonal increase.

Investing activities generated $2.3 million in cash during the first quarter of fiscal 2003 compared to using $4.8 million in cash during the comparable quarter one year ago. Fiscal 2003 investing activities primarily consisted of $1.0 million in systems development projects and other maintenance capital expenditures, and $3.7 million in cash generated as the result of asset sales. During the first quarter of fiscal 2003, the Company generated cash through a sale and leaseback of the Company’s Taunton distribution facility and the sale of certain Parts Warehouse, Inc. (PWI) locations. Fiscal 2002 investing activities primarily consisted of ongoing systems development and capital expenditures to upgrade 72 company-operated shops acquired during the fourth quarter of fiscal 2001.

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

RESULTS OF OPERATIONS

The Midas Business Transformation

The Company is in the process of transforming its business. As part of the Company’s ongoing business transformation, the Company has developed and is implementing strategic initiatives, which it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to increase its market share, improve revenues, reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives include the disposition of PWI, the closure and re-franchising of certain company-operated shops and the redesign of the Company’s wholesale parts distribution network. In addition, the Company will continue to reduce its administrative expenses in conjunction with the implementation of these strategic initiatives. The implementation of these initiatives will have the effect of substantially lowering overall Company revenues and expenses. This transformation process is not expected to be complete until the first half of fiscal 2004. In addition, the implementation of the Company’s strategic initiatives will result in business transformation charges in each of the next several quarters.

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

First Quarter Fiscal 2003 Compared with First Quarter Fiscal 2002

The following is a summary of the Company’s sales and revenues for the first quarter of fiscal 2003 and 2002: ($ Millions)

	2003	Percent to Total	2002	Percent to Total
Replacement parts sales	$39.6	53.2%	$43.4	53.3%
Company-operated shop retail sales	11.7	15.7	13.8	16.9
Royalties and license fees	13.6	18.2	14.4	17.7
Real estate rental revenues	9.0	12.1	9.4	11.6
Other	0.6	0.8	0.4	0.5

Total sales and revenues	$74.5	100.0%	$81.4	100.0%

Sales and revenues for the first quarter of fiscal 2003 decreased $6.9 million or 8.5% from the first quarter of fiscal 2002 to $74.5 million.

Replacement parts sales decreased $3.8 million to $39.6 million from $43.4 million in the first quarter of fiscal 2002. Replacement parts sales through the Company’s traditional wholesale distribution channel declined 4.7%, driven mostly by weakness in demand for replacement exhaust systems and increased just-in-time parts sourcing by traditional wholesale customers. Replacement parts sales through the Company’s PWI wholesale distribution channel, which serves the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, decreased 17.2%, primarily reflecting a reduction in the number of stores from the prior year as a result of the Company’s previously announced business transformation process. As of March 29, 2003, the Company operated 50 PWI stores compared to 74 stores at the end of the first quarter in fiscal 2002.

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

Gross profit margin decreased to 48.1% in the first quarter of fiscal 2003 from 49.8% in the first quarter of fiscal 2002. This decline was due to lower margins in the Company’s IPC and PWI parts distribution businesses. While product margins in PWI locations still in operation were improved over the prior year, inventory liquidation activities associated with the sale of certain PWI locations negatively impacted the overall Company gross margins.

Selling, general and distribution expenses for the first quarter of 2003 increased $2.2 million, or 6.3% from 2002 to $37.3 million. In the first quarter of fiscal 2002, the Company’s expenses benefited from an advertising credit of approximately $3.0 million. Excluding this credit, selling, general and distribution expenses decreased $0.8 million in the first quarter of fiscal 2003 compared to fiscal 2002. This decrease in expenses was the result of lower operating expenses associated with fewer PWI and company-operated shop locations, and reductions in corporate administrative expenses, partially offset by incremental expenses incurred to shut down locations and transfer inventory back to distribution centers.

During the quarter, the Company recorded a charge of $5.1 million related to the Company’s ongoing business transformation activities. The charges primarily reflect certain expenses related to the Company’s recent refinancing actions, severance and lease costs related to PWI and company-operated shop closures during the quarter, and severance charges for certain former executives who left the Company during the quarter.

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

The Company’s effective tax rate was 38.9% in the first quarter of both fiscal 2002 and fiscal 2003.

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

In connection with a comprehensive restructuring of the Company’s debt on March 27, 2003, the Company issued to the lenders under its credit facilities warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants have been valued at $5.0 million. Warrants to purchase 500,000 shares were immediately exercisable at the time of issuance. The remaining warrants to purchase 500,000 shares become exercisable on January 4, 2004, unless we repay $33 million of term debt under our credit facilities by January 4, 2004, in which case such warrants to purchase 500,000 shares will be canceled. The issuance of the warrants was exempt from the registration requirements of the Securities Act of 1933, pursuant to Section 4(2) of the Securities Act for transactions not involving a public offering, based on the fact that the warrants were offered and sold to accredited investors who had access to the Company’s financial and other relevant information.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.24†  Supply Agreement dated as of April 2, 2003, by and among Midas International Corporation, Parts Warehouse, Inc. and AutoZone, Inc.

31.1      Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2      Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1      Section 1350 Certifications.

         †  Previously filed

(b)	Reports on Form 8-K

During the first quarter of fiscal 2003, Midas filed one report on form 8-K with the Securities and Exchange Commission reporting matters under Item 5—Other Events:

1. Fiscal 2002 full year earnings press release dated March 18, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2003	/s/ Alan D. Feldman
Alan D. Feldman President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik Senior Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr. Vice President and Controller