Form 10-Q
period 2003-09-27
MIDAS INC
filed 2003-11-12
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended September 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission File Number: 01-13409

MIDAS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4180556
(State or Other Jurisdiction of Incorporation or Organization )	(I.R.S. Employer Identification No.)

1300 Arlington Heights Road, Itasca, Illinois	60143
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of November 4, 2003 was 15,216,131.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2003	2002	2003	2002
	(13 Weeks)	(13 Weeks)	(39 Weeks)	(39 Weeks)
Sales and revenues:
Replacement part sales and product royalties	$41.6	$47.8	$122.0	$141.1
Franchise royalties and license fees	15.9	16.0	45.6	46.9
Company-operated shop retail sales	9.6	13.2	32.5	41.0
Real estate revenues	9.1	9.1	27.0	28.0
Other	0.8	0.3	2.3	1.2

Total sales and revenues	77.0	86.4	229.4	258.2

Cost of sales and revenues:
Replacement part cost of sales	32.2	30.0	86.7	91.9
Company-operated shop cost of sales	2.2	2.8	7.2	8.9
Real estate cost of revenues	5.5	5.0	15.8	14.4
Warranty expense	2.7	3.7	8.9	11.3
Business transformation charges (warranty reserve)	5.2	—	38.5	—
Business transformation charges (inventory write-down)	3.9	—	12.5	—

Total cost of sales and revenues	51.7	41.5	169.6	126.5

Gross profit	25.3	44.9	59.8	131.7
Selling, general, and distribution expenses	31.7	36.4	105.5	108.7
Business transformation charges	6.8	4.3	20.8	4.3

Operating income (loss)	(13.2)	4.2	(66.5)	18.7
Interest expense	(6.8)	(3.0)	(18.4)	(8.4)
Other income, net	0.7	0.6	1.6	0.9

Income (loss) before income taxes (benefit)	(19.3)	1.8	(83.3)	11.2
Income taxes (benefit)	(7.5)	0.7	(32.4)	4.4

Net income (loss)	$(11.8)	$1.1	$(50.9)	$6.8

Earnings (loss) per share:
Basic	$(0.76)	$0.07	$(3.31)	$0.46

Diluted	$(0.76)	$0.07	$(3.31)	$0.46

Average number of shares:
Common shares outstanding	15.1	15.0	15.1	15.0
Common stock warrants not subject to restriction	0.5	—	0.3	—

Shares applicable to basic earnings	15.6	15.0	15.4	15.0
Equivalent shares on outstanding stock options	—	—	—	—

Shares applicable to diluted earnings	15.6	15.0	15.4	15.0

See notes to condensed financial statements

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions)

	Fiscal September 2003	Fiscal December 2002
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2.8	$0.5
Receivables, net	59.0	50.7
Inventories, net	50.4	94.6
Deferred income taxes—current	20.9	33.5
Other current assets	8.7	17.1

Total current assets	141.8	196.4
Property and equipment, net	138.5	155.1
Intangible assets	9.9	12.3
Deferred income taxes	33.6	—
Other assets	11.0	6.7

Total assets	$334.8	$370.5

Liabilities and Equity:
Current liabilities:
Current portion of long-term obligations	$1.7	$1.6
Accounts payable	22.9	26.5
Accrued expenses	40.5	29.6

Total current liabilities	65.1	57.7
Long-term debt	115.1	132.8
Obligations under capital leases	6.7	7.4
Finance lease obligation	37.8	38.3
Deferred income taxes	—	13.4
Accrued warranty—non-current	33.8	0.5
Other liabilities	14.6	15.8

Total liabilities	273.1	265.9

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized; 17.3 million shares issued) and paid-in capital	23.7	21.9
Treasury stock, at cost (2.2 million shares and 2.3 million shares)	(49.5)	(53.7)
Unamortized restricted stock awards	(1.4)	(1.0)
Retained income	100.1	151.0
Cumulative other comprehensive loss	(11.2)	(13.6)

Total shareholders’ equity	61.7	104.6

Total liabilities and equity	$334.8	$370.5

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the nine months ended fiscal September
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(50.9)	$6.8
Adjustments reconciling net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12.0	12.3
Amortization of debt discount and financing fees	4.9	0.5
Business transformation charges (warranty reserve)	38.5	—
Business transformation charges (inventory write-down)	12.5	—
Business transformation charges	20.8	4.3
Cash outlays for business transformation costs	(9.7)	(1.3)
Deferred income taxes	(34.4)	3.2
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	21.4	(37.5)

Net cash provided by (used in) operating activities	15.1	(11.7)

Cash flows from investing activities:
Capital investments	(1.6)	(8.7)
Cash paid for acquired businesses	(0.4)	(0.4)
Proceeds from sales of assets	9.4	—

Net cash provided by (used in) investing activities	7.4	(9.1)

Cash flows from financing activities:
Net decrease in short-term debt	—	(0.1)
Net decrease in long-term debt	(19.3)	(17.1)
Issuance of stock warrants in connection with refinancing	5.0	—
Cash payments for debt financing fees	(4.8)	—
Payment of obligations under capital leases	(0.6)	(0.6)
Net increase (decrease) in finance lease obligation	(0.5)	39.4
Cash received from common stock	0.1	0.4
Cash paid for treasury shares	(0.1)	(0.2)

Net cash provided by (used in) financing activities	(20.2)	21.8

Net change in cash and cash equivalents	2.3	1.0
Cash and cash equivalents at beginning of period	0.5	1.5

Cash and cash equivalents at end of period	$2.8	$2.5

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Income	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Current	Cumulative
Fiscal year end 2002	17.3	$21.9	(2.3)	$(53.7)	$(1.0)	$151.0		$(13.6)

Purchase of treasury shares	—	—	—	(0.1)	—	—		—

Restricted stock awards	—	(3.0)	0.1	4.4	(1.4)	—		—

Stock option transactions	—	(0.2)	—	0.3	—	—		—

Vesting of restricted stock awards	—	—	—	—	0.3	—		—

Forfeiture of restricted stock awards	—	—	—	(0.4)	0.4	—		—

Issuance of stock warrants	—	5.0	—	—	—	—		—

Amortization of restricted stock awards	—	—	—	—	0.3	—		—

Net loss	—	—	—	—	—	(50.9)	$(50.9)	—

Other comprehensive income (loss)
—foreign currency translation adjustments	—	—	—	—	—	—	2.7	2.7

—Minimum pension liability	—	—	—	—	—	—	(0.3)	(0.3)

Comprehensive income (loss)	—	—	—	—	—	—	$(48.5)	—

Fiscal third quarter end 2003	17.3	$23.7	(2.2)	$(49.5)	$(1.4)	$100.1		$(11.2)

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 27, 2003 (“third quarter fiscal 2003”) and September 28, 2002 (“third quarter fiscal 2002”) and of its financial position as of September 27, 2003. All such adjustments are of a normal recurring nature. The results of operations for the third quarter fiscal 2003 and 2002 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended September 27, 2003 and September 28, 2002 both cover a 39-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2002 financial statements in order to provide consistency with the fiscal 2003 results. These reclassifications did not affect previously reported operating income, net income or earnings per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2003	2002	2003	2002
Weighted-average common shares outstanding	15.1	15.0	15.1	15.0
Common stock warrants not subject to restriction	0.5	—	0.3	—

Shares applicable to basic earnings	15.6	15.0	15.4	15.0
Effect of dilutive stock options and warrants	—	—	—	—

Shares applicable to diluted earnings	15.6	15.0	15.4	15.0

Potential common share equivalents:
Stock options	2.1	1.9	2.1	1.9
Warrants subject to restriction	0.5	—	0.5	—

Total shares excluded	2.6	1.9	2.6	1.9

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

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the nine months ended fiscal September
	2003	2002
Interest paid	$11.7	$7.2
Income tax refunds	(6.9)	(3.0)
Income taxes paid	1.1	3.4

3. Inventories

Inventories, summarized by major classification, were as follows (in millions):

	Fiscal September 2003	Fiscal December 2002
	(Unaudited)
Raw materials and work in process	$2.2	$2.1
Finished goods	48.2	92.5

	$50.4	$94.6

4. Business Transformation Charges

As part of the Company’s ongoing business transformation, the Company has developed and is implementing strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives include the disposition of Parts Warehouse, Inc. (PWI), the closure and re-franchising of certain company-operated shops and the redesign of the Company’s wholesale distribution network. In addition, the Company will continue to reduce its administrative expenses in conjunction with the implementation of these strategic initiatives.

During the second quarter of fiscal 2003, the Company entered into a supply agreement with AutoZone, Inc. to provide weekly distribution of genuine Midas products and other automotive parts to Midas dealers throughout the U.S. During the third quarter of fiscal 2003, the Company entered into a similar agreement with Uni-Select Inc. to provide weekly distribution of genuine Midas products and other automotive parts to Midas dealers throughout Canada. Historically, Midas distributed these parts to Midas dealers through regional distribution centers located throughout North America. As part of these agreements, AutoZone and Uni-Select will also make just-in-time parts delivery available to Midas dealers throughout North America. As a result of these supply agreements, the Company expects to exit the traditional Midas wholesale parts distribution business in both the U.S. and Canada by the end of fiscal 2003. This transition involves the closing of all but one of Midas’ existing regional distribution centers and will result in business transformation charges throughout fiscal 2003 for severance, non-recoverable lease costs, fixed asset write-downs, excess inventory write-downs and reductions in corporate administrative overhead.

During the first nine months of fiscal 2003, the Company recorded business transformation charges of $71.8 million. The non-cash portion of this charge totals $61.6 million and includes $38.5 million to establish warranty accruals in the U.S. and Canada (as described in Note 7), $12.5 million to write-down wholesale inventories, $2.7 million to provide an allowance against certain vendor accounts receivable, $3.3 million to write-off fixed assets related to wholesale operations and the disposition of company-operated shops, $2.2 million to write-off goodwill related to the disposition of company-operated shops, $2.0 million to adjust the value of certain pension assets in Canada as a result of the Company’s decision to exit the wholesale distribution business in Canada and $0.4 million of loss on extinguishment of prior debt. The cash portion of this charge totals $10.2 million and includes $4.2 million for severance and other separation costs, $2.9 million for non-recoverable lease costs, $1.3 for terminated re-financing efforts, $1.0 million for loss on extinguishment of prior debt, and $0.8 million of other charges.

The activity affecting the accrual for business transformation charges during fiscal 2003 is as follows (shown in millions):

	Disposition of PWI	Closure or Re-franchise of Company Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Balance at December 28, 2002	$5.2	$1.4	$2.0	$3.2	$11.8
Cash payments	(3.3)	(1.4)	(1.2)	(3.8)	(9.7)
Non-cash utilization	(1.1)	—	—	(0.1)	(1.2)
2003 business transformation charges	0.7	7.5	60.2	3.4	71.8
2003 non-cash business transformation charges	(0.2)	(4.1)	(57.0)	(0.3)	(61.6)

Balance at September 27, 2003	$1.3	$3.4	$4.0	$2.4	$11.1

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

The replacement facilities reflect an aggregate commitment of $172.5 million and consist of a $40 million revolving loan facility, a $92.5 million Term Loan A, and a $40 million Term Loan B. The new facilities are secured by substantially all of the assets of the Company and expire on October 3, 2004. Interest on the revolving loan is payable monthly at the prime rate plus 2.75% or LIBOR plus 3.75%. Interest on a portion of the Term Loan A is fixed at 7.67%, while interest on the balance of Term Loan A is payable monthly at the prime rate plus 5.0% or LIBOR plus 6.0%. The interest rate on the Term Loan B is fixed at 12% cash interest paid monthly plus 6% paid-in-kind (“PIK”), which is added to principal and due at maturity. On January 4, 2004, the PIK interest rate can be increased to 8% if the Company fails to meet certain financial objectives.

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

The 1.0 million warrants have been valued at $5.0 million. The net proceeds from the refinancing were allocated between debt and equity based on fair value in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” As a result, the Company increased paid-in-capital by $5.0 million and recorded a $5.0 million debt discount, which is being amortized over the life of the loan.

The components of debt as of September 27, 2003 and December 28, 2002 were as follows:

	September 27, 2003	December 28, 2002
Revolving credit facility	$—	$87.8
Unsecured debt	—	45.0
Term loan A	82.0	—
Term loan B	36.5	—
Unamortized debt discount	(3.4)	—

Total debt	115.1	132.8
Less amounts due within one year	—	—

Long-term debt	$115.1	$132.8

Financing fees of $7.6 million paid in connection with the new loan facilities were capitalized and are being amortized over the term of the new loan agreements. In addition, the Company recorded a $1.4 million loss in the first quarter of fiscal 2003 related to the extinguishment of the prior debt. This amount is included in business transformation charges in the consolidated statements of operations for the nine months ended September 27, 2003.

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

Midas’s net income (loss) and earnings (loss) per share would equal the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

	For the quarter ended fiscal September
	2003	2002
Net income (loss)
As reported	$(11.8)	$1.1
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	0.1	(0.1)
Less: fair value impact of employee stock compensation, net of taxes	(1.0)	(1.4)

Pro forma	$(12.7)	$(0.4)

Basic earnings (loss) per share
As reported	$(0.76)	$0.07
Pro forma	(0.82)	(0.03)
Diluted earnings (loss) per share
As reported	$(0.76)	$0.07
Pro forma	(0.82)	(0.03)

	For the nine months ended fiscal September
	2003	2002
Net income (loss)
As reported	$(50.9)	$6.8
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	0.2	0.2
Less: fair value impact of employee stock compensation, net of taxes	(1.9)	(2.2)

Pro forma	$(52.6)	$4.8

Basic earnings (loss) per share
As reported	$(3.31)	$0.46
Pro forma	(3.42)	0.32
Diluted earnings (loss) per share
As reported	$(3.31)	$0.46
Pro forma	(3.42)	0.32

7. Warranty

Customers are provided a written warranty from Midas on genuine Midas products purchased from Midas shops in North America. The warranty will be honored at any Midas shop in North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties. The Company determines the estimated value of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim on a current cost basis. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions.

Prior to fiscal 2003, the Company had not historically maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, the Company recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the outsourcing of the U.S. Midas distribution function to AutoZone, Inc., as described in Note 4, Midas no longer generates sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement in the U.S. Consequently, the Company recorded a charge of $33.3 million in the second quarter of fiscal 2003 to reflect its estimated liability associated with outstanding warranties in the U.S. Similarly, as a result of the outsourcing of the Canadian Midas distribution function to Uni-Select Inc., a charge of $5.2 million was recorded in the third quarter of fiscal 2003 to reflect the Company’s estimated liability associated with outstanding warranties in Canada. On a going forward basis, Midas will accrue for the expected future cost of warranty redemptions at the time of the original installation based on the method described above. This treatment will not affect cash flow associated with warranty redemptions in either the U.S or Canada.

Warranty expense is included in cost of sales and revenues in the condensed statements of operations.

Year-to-date warranty activity through September 27, 2003 is summarized as follows (in millions):

Accrued warranty at beginning of period	$0.5
Warranty expense	8.9
Business transformation charge	38.5
Warranty credit issued to franchisees (warranty claims paid)	(8.9)

Accrued warranty at end of period	39.0
Less current portion (included in accrued expenses)	5.2

Accrued warranty—non-current	$33.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Midas’ cash and cash equivalents increased $2.3 million in the first nine months of fiscal 2003.

The Company’s operating activities generated net cash of $15.1 million during the first nine months of fiscal 2003 compared to $11.7 million of cash used in the first nine months of fiscal 2002. The year-over-year improvement in cash flow from operations of $26.8 million was primarily due to a $57.7 million decrease in net income and a $37.6 million increase in deferred tax assets, offset by a $59.1 million increase in business transformation costs (net of payments), a $4.4 million increase in amortization of debt discount and financing fees, and changes in assets and liabilities requiring $58.9 million less cash than the prior year. Changes in assets and liabilities generated $21.4 million of cash in fiscal 2003 compared to a use of $37.5 million in fiscal 2002. The $21.4 million source of cash in fiscal 2003 was primarily due to a reduction in the inventory required to support the smaller wholesale parts distribution operation, partially offset by a normal seasonal increase in accounts receivable and a reduction in accounts payable. The $37.5 million use of cash in fiscal 2002 was primarily due to an increase in accounts receivable as result of seasonal factors, growth in wholesale distribution receivables and inventories, and reductions in accrued expenses and accounts payable.

Investing activities generated $7.4 million in cash during the first nine months of fiscal 2003 compared to using $9.1 million in cash during the comparable nine month period one year ago. Fiscal 2003 investing activities primarily consisted of $1.6 million in systems development projects and other maintenance capital expenditures, and $9.4 million in cash generated as the result of asset sales related to the Company’s business transformation process. During the first nine months of fiscal 2003, the Company generated cash through a sale and leaseback of the Company’s Taunton distribution facility, the sale of certain Parts Warehouse, Inc. (PWI) locations and the re-franchising of certain company-operated shops. Fiscal 2002 investing activities primarily consisted of ongoing systems development and capital expenditures to upgrade 72 company-operated shops acquired during the fourth quarter of fiscal 2001.

Net cash used in financing activities was $20.2 million in the first nine months of fiscal 2003, compared to net cash generated of $21.8 million in the first nine months of fiscal 2002. In fiscal 2003, the Company issued 1.0 million warrants in connection with the debt restructuring discussed below. These warrants were valued at $5.0 million and recorded as an increase in paid-in capital. Additionally, the Company had a net reduction in debt of $20.4 million and paid $4.8 million for debt financing fees. In fiscal 2002, the cash was primarily generated through an increase in net borrowings, including the incurrence of a finance lease obligation related to the sale and leaseback of 77 owned properties. The Company suspended the payment of dividends to shareholders in 2002 and does not expect that it will resume dividend payments in the near future.

During fiscal 2003, the Company has been implementing certain business transformation initiatives in order to improve liquidity and reduce interest expense. These initiatives include the disposition of PWI, the closing and re-franchising of certain company-operated shops, and the closing of all but one wholesale distribution center. The Company expects that the implementation of these initiatives will be substantially complete by fiscal year-end 2003. The Company has generated increased cash flow from these actions and expects to further improve cash flow and reduce debt in the fiscal fourth quarter as a result of the liquidation of wholesale inventory.

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

The replacement facilities reflect an aggregate commitment of $172.5 million and consist of a $40 million revolving loan facility, a $92.5 million Term Loan A, and a $40 million Term Loan B. The new facilities are secured by substantially all of the assets of the Company and expire on October 3, 2004. Interest on the revolving loan is payable monthly at the prime rate plus 2.75% or LIBOR plus 3.75%. Interest on a portion of the Term Loan A is fixed at 7.67%, while interest on the balance of Term Loan A is payable monthly at the prime rate plus 5.0% or LIBOR plus 6.0%. The interest rate on the Term Loan B is fixed at 12% cash interest paid monthly plus 6% paid-in-kind (“PIK”), which is added to principal and due at maturity. On January 4, 2004, the PIK interest rate can be increased to 8% if the Company fails to meet certain financial objectives.

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

RESULTS OF OPERATIONS

The Midas Business Transformation

The Company is in the process of transforming its business. As part of the Company’s ongoing business transformation, the Company has developed and is implementing strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives include the disposition of PWI, the closure and re-franchising of certain company-operated shops and the redesign of the Company’s wholesale parts distribution network. In addition, the Company will continue to reduce its administrative expenses in conjunction with the implementation of these strategic initiatives. The implementation of these initiatives will have the effect of substantially lowering overall Company revenues and expenses. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses. This transformation process is expected to be substantially complete by year-end fiscal 2003, and it will result in additional business transformation charges in the fiscal fourth quarter.

As of the end of the third quarter of fiscal 2003, the Company had sold or closed all of the 77 PWI locations it operated as of the beginning of the fiscal year. The Company has disposed of 57 of the 70 stand-alone store leases primarily through lease buyouts or assignments, and has disposed of all the vehicles associated with the operation of the PWI business.

During the first nine months of fiscal 2003, the Company closed 14 company-operated shops and re-franchised 24 company-operated shops, reducing the number in operation from 111 to 73. The Company has no current plans to close or re-franchise additional company-operated shops in fiscal 2003.

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

Finally, on July 11, 2003, the Company announced that it entered into a supply agreement with Uni-Select Inc. to provide weekly distribution of genuine Midas products and other automotive parts on a weekly basis to Midas dealers throughout Canada. The agreement with Uni-Select is similar to the arrangement Midas has with AutoZone in the U.S. Upon the transition to this supply arrangement, which is expected to be completed by year-end, the Company will no longer operate the traditional Midas wholesale distribution business in Canada, and all distribution centers in Canada will be closed or transferred to Uni-Select. In addition, the Company has appointed Uni-Select Inc. as its exclusive distributor of IPC branded exhaust products in Canada. Midas will supply IPC branded exhaust products to Uni-Select for distribution to non-Midas customers throughout Canada. Midas will continue to distribute IPC branded exhaust products to non-Midas customers in the U.S.

Third Quarter Fiscal 2003 Compared with Third Quarter Fiscal 2002

The following is a summary of the Company’s sales and revenues for the third quarter of fiscal 2003 and 2002: ($ millions)

	2003	Percent to Total	2002	Percent to Total
Replacement part sales and product royalties	$41.6	54.0%	$47.8	55.3%
Franchise royalties and license fees	15.9	20.7	16.0	18.5
Company-operated shop retail sales	9.6	12.5	13.2	15.3
Real estate revenues	9.1	11.8	9.1	10.5
Other	0.8	1.0	0.3	0.4

Total sales and revenues	$77.0	100.0%	$86.4	100.0%

Sales and revenues for the third quarter of fiscal 2003 decreased $9.4 million or 10.9% from the third quarter of fiscal 2002 to $77.0 million.

Replacement part sales decreased $6.2 million to $41.6 million from $47.8 million in the third quarter of fiscal 2002. Replacement part sales through the Company’s traditional wholesale distribution channel increased 21.8% driven primarily by the sale of wholesale inventory in connection with the Company’s recent agreement to outsource wholesale parts distribution to AutoZone, Inc. in the U.S. Replacement part sales through the Company’s PWI wholesale distribution channel, which served the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, decreased 93.0%, reflecting a large reduction in the number of PWI stores in operation during the quarter from the prior year. As of September 27, 2003, all PWI stores had been closed compared to 76 stores in operation at the end of the third quarter in fiscal 2002.

Within the retail auto service business, franchise royalties and license fees were down 0.6% from the third quarter of 2002. While comparable shop sales at retail were approximately flat compared to the prior year, a reduction in the Midas system total shop count from the prior year’s third quarter accounted for the slight overall revenue decline. Revenues from company-operated shops declined $3.6 million, or a decrease of 27.3% from the same period in fiscal 2002. The sales decrease primarily reflects a decline in comparable shop sales of 1.9%, the closure of 14 under-performing shops during the first nine months and the re-franchising of 24 shops during the second and third quarters of fiscal 2003. The number of company-operated shops in operation at September 27, 2003 declined to 73, compared to 110 shops at the end of the third quarter in fiscal 2002. Revenue from real estate rentals was approximately flat to the same quarter in fiscal 2002.

The Company’s gross profit margin, including business transformation charges of $9.1 million, decreased from 52.0% in the third quarter of fiscal 2002 to 32.9% in the third quarter of fiscal 2003. The Company’s gross profit margin excluding business transformation charges decreased from 52.0% in the third quarter of fiscal 2002 to 44.7% in the third quarter of fiscal 2003. This decline was primarily due to the Company’s sale of certain wholesale inventory at cost in connection with the outsourcing of U.S. Midas distribution to AutoZone, Inc. and the liquidation of inventory in the PWI distribution channel. The increased proportion of total sales related to franchise royalties, and royalties received on the sale of replacement parts by AutoZone to Midas dealers in the U.S., helped to somewhat offset the negative margin impact of sales related to the wholesale inventory reduction process. Lower margins in real estate primarily reflect a somewhat higher proportion of revenues derived from lower margin leases.

During the third quarter of fiscal 2003, the Company entered into a supply agreement with Uni-Select Inc. to provide weekly distribution of genuine Midas products and other automotive parts to Midas dealers throughout Canada. The agreement with Uni-Select is similar to the supply arrangement Midas entered into during the second fiscal quarter with AutoZone to supply Midas dealers in the U.S. As a result of this outsourcing arrangement, which is expected to be completed by fiscal year-end, the Company will no longer operate the traditional Midas wholesale distribution business in Canada, and all distribution centers in Canada will be closed or transferred to Uni-Select. During the third quarter of fiscal 2003, the Company recorded an inventory write-down of $3.9 million to reduce its wholesale distribution inventory to its expected net realizable value. This write-down was recorded as a component of cost of sales.

The Company recorded an additional business transformation charge in cost of sales during the third quarter of fiscal 2003 to establish a $5.2 million accrual for estimated future warranty claims. This accrual relates to warranties issued to customers in Canada for certain exhaust and brake parts that carry a lifetime warranty. The Company has not historically maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products in Canada. Instead, the Company has historically recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the outsourcing of the wholesale distribution function in Canada to Uni-Select Inc., Midas will no longer generate sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement in Canada. Consequently, the Company recorded a $5.2 million charge to reflect its estimated liability associated with outstanding warranties in Canada. The Company recorded a similar charge in the fiscal second quarter to reflect the Company’s estimated liability associated with outstanding warranties in the U.S. as a result of the Company’s outsourcing of its Midas distribution function in the U.S. to AutoZone, Inc. On a going forward basis, in the U.S and Canada, Midas will accrue for the expected future cost of warranty redemptions at the time of the original installation. This treatment will not affect cash flow associated with warranty redemptions.

Selling, general and distribution expenses for the third quarter of fiscal 2003 decreased $4.7 million, or 12.9% from 2002 to $31.7 million. Lower operating expenses resulted from fewer PWI stores and company-operated shops in operation and a reduction in payroll expense due to administrative headcount reductions made in association with the Company’s business transformation process. However, these savings were partially offset by incremental expenses incurred during the sale and closure of PWI store and company-operated shop locations, and higher distribution costs related to the liquidation of inventory.

During the third quarter of fiscal 2003, the Company recorded a charge of $6.8 million related to the Company’s ongoing business transformation process. The Company recorded $2.5 million in charges to reflect the write-down of fixed assets and goodwill, and $0.9 million to accrue for the cost of certain building and equipment leases associated with the closure of distribution centers and the closure and re-franchising of certain company-operated shops. Charges for severance and other separation costs of $1.4 million were recorded during the quarter as a result of the closure of certain distribution centers, PWI store and company-operated shop locations, and the termination of administrative support for closed operations. Finally, the Company recorded a $2.0 million charge to reflect an adjustment to the value of certain pension assets in Canada as a result of the Company’s decision to exit the wholesale distribution business in Canada. The Company will record additional business transformation charges in the fourth quarter of fiscal 2003 as its business transformation process continues. This may include goodwill impairment charges related to company-operated shops should the financial performance of these shops continue to fall below expectations.

As a result of the above changes, operating income declined $17.4 million from income of $4.2 million in the third quarter of 2002 to a loss of $13.2 million in the third quarter of 2003. Excluding the impact of the above described business transformation charges of $15.9 million, operating income in the third quarter of fiscal 2003 would have been $2.7 million.

Interest expense increased from $3.0 million in the third quarter of fiscal 2002 to $6.8 million in the third quarter of fiscal 2003 as a result of higher interest rates compared to the prior year, higher debt levels, and the amortization of fees associated with the Company’s financing agreement completed on March 27, 2003.

The Company’s effective tax rate was 38.9% in the third quarter of both fiscal 2002 and fiscal 2003.

As a result of the above items, net income decreased $12.9 million from income of $1.1 million in the third quarter of 2002 to a loss of $11.8 million in the third quarter of 2003.

Nine Months Ended Fiscal September 2003 Compared with Nine Months Ended Fiscal September 2002

The following is a summary of the Company’s sales and revenues for the nine months ended fiscal September 2003 and 2002, respectively: ($ millions)

	2003	Percent to Total	2002	Percent to Total
Replacement part sales and product royalties	$122.0	53.2%	$141.1	54.6%
Franchise royalties and license fees	45.6	19.9	46.9	18.2
Company-operated shop retail sales	32.5	14.1	41.0	15.9
Real estate revenues	27.0	11.8	28.0	10.8
Other	2.3	1.0	1.2	0.5

Total sales and revenues	$229.4	100.0%	$258.2	100.0%

Sales and revenues for the first nine months of fiscal 2003 decreased $28.8 million or 11.1% from the first nine months of fiscal 2002 to $229.4 million.

Replacement part sales decreased $19.1 million to $122.0 million from $141.1 million in the first nine months of fiscal 2002. Replacement part sales through the Company’s traditional wholesale distribution channel increased 6.1%, primarily driven by the sale of wholesale inventory in connection with the Company’s recent agreement to outsource wholesale parts distribution to AutoZone, Inc. in the U.S. Replacement part sales through the Company’s PWI wholesale distribution channel, which served the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, decreased 59.2%, reflecting a large reduction in the number of PWI stores in operation during the first nine months from the prior year. As of September 27, 2003, all PWI stores had been closed compared to 76 stores in operation at the end of the third quarter in fiscal 2002.

Within the retail auto service business, franchise royalties and license fees were down 2.8% from the first nine months of 2002. The overall decline in revenue was primarily due to a comparable shop sales decline of less than 1% and a reduction in the total shop count of the Midas system from the prior year. Revenues from company-operated shops declined $8.5 million, or a decrease of 20.7% from the first nine months of fiscal 2002. The sales decrease primarily reflects a decline in comparable shop sales of 8.9%, the closure of 14 under-performing shops during the first nine months and the re-franchising of 24 shops during the second and third quarters of fiscal 2003. The number of company-operated shops in operation at September 27, 2003 declined to 73, compared to 110 shops at the end of the third quarter in fiscal 2002. Revenues from real estate rentals declined 3.6% primarily due to reduced rental revenue on certain sales-based rental agreements and lower revenue resulting from Midas dealer shop closures.

The Company’s gross profit margin, including business transformation charges of $51.0 million, decreased from 51.0% in the first nine months of fiscal 2002 to 26.1% in the first nine months of fiscal 2003. Excluding the effects of business transformation charges, total gross profit margin decreased to 48.3% in the first nine months of fiscal 2003 from 51.0% in the first nine months of fiscal 2002. This decline was primarily due to the Company’s sale of certain wholesale inventory at cost in connection with the outsourcing of U.S. Midas distribution to AutoZone, Inc. and the liquidation of inventory in the PWI distribution channel. The increased proportion of total sales related to franchise royalties, and royalties received on the sale of replacement parts by AutoZone to Midas dealers in the U.S., helped to partially offset the negative margin impact of sales related to the wholesale inventory reduction process. Lower margins in real estate primarily reflect reduced rental income on certain sales-based rental agreements as well as reduced rental revenue from Midas dealers due to shop closures, without a decline in Midas’ third party rental expense.

As noted earlier, during the second and third quarters of fiscal 2003, the Company entered into supply agreements with AutoZone, Inc. and Uni-Select Inc., respectively, to provide weekly distribution of genuine Midas products and other automotive parts to Midas dealers throughout the U.S. and Canada. As a result of these outsourcing arrangements, Midas will close all but one of its existing regional distribution centers in the U.S and Canada, and will exit the traditional Midas wholesale parts distribution business in North America. During the first nine months of fiscal 2003, the Company recorded inventory write-downs of $12.5 million to reduce its wholesale distribution inventory in the U.S and Canada to its expected net realizable value. These write-downs were recorded as a component of cost of sales.

The Company recorded additional business transformation charges in cost of sales during the second and third quarters of fiscal 2003 to establish a $38.5 million accrual for estimated future warranty claims. This accrual relates to warranties issued to customers in the U.S. and Canada for certain exhaust and brake parts that carry a lifetime warranty. The Company has not historically maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, the Company has historically recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the outsourcing of the Midas distribution function to AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada, Midas will no longer generate sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement. Consequently, the Company recorded charges totaling $38.5 million to reflect its estimated liability associated with outstanding warranties in the U.S. and Canada. On a going forward basis, Midas will accrue for the expected future cost of warranty redemptions at the time of the original installation. This treatment will not affect cash flow associated with warranty redemptions.

Selling, general and distribution expenses for the first nine months of fiscal 2003 decreased $3.2 million, or 2.9% from 2002 to $105.5 million. In the first nine months of fiscal 2002, the Company’s expenses benefited from an advertising credit of approximately $3.0 million. Excluding this credit, selling, general and distribution expenses decreased $6.2 million in the first nine months of fiscal 2003 compared to fiscal 2002. Lower operating expenses resulted from fewer PWI stores and company-operated shops in operation and a reduction in payroll expense due to administrative headcount reductions made in association with the Company’s business transformation process. However, these savings were partially offset by incremental expenses incurred during the sale and closure of PWI store and company-operated shop locations, and higher distribution costs related to the liquidation of inventory. Additionally, the Company experienced higher administrative expenses for workers compensation, pension expense and casualty insurance during the first nine months of 2003.

During the first nine months of fiscal 2003, the Company recorded a charge of $20.8 million related to the Company’s ongoing business transformation process. The Company recorded $5.5 million in charges to reflect the write-down of fixed assets and goodwill, and $2.9 million to accrue for the cost of certain building and equipment leases associated with the closure of distribution centers and the closure and re-franchising of certain company-operated shops. Charges for severance and other separation costs of $4.2 million were recorded during the first nine months as a result of the closure of certain distribution centers, PWI store and company-operated shop locations, and the termination of administrative support for closed operations. The Company also recorded a $2.7 million charge to provide an allowance against the carrying value of outstanding vendor receivables and a $2.0 million charge to reflect an adjustment to the value of certain pension assets in Canada as a result of the Company’s decision to exit the wholesale distribution business in Canada. Finally, the Company incurred charges of $2.7 million related to a terminated refinancing effort and the extinguishment of prior debt and $0.8 million in other charges.

The Company will record additional business transformation charges in the fourth quarter of fiscal 2003 as its business transformation process continues. This may include goodwill impairment charges related to company-operated shops should the financial performance of these shops continue to fall below expectations.

As a result of the above changes, operating income declined $85.2 million from income of $18.7 million in the first nine months of 2002 to a loss of $66.5 million in the first nine months of 2003. Excluding the impact of the above described business transformation charges of $71.8 million, operating income in the first nine months of fiscal 2003 would have been $5.3 million.

Interest expense increased from $8.4 million in the first nine months of 2002 to $18.4 million in the first nine months of 2003 as a result of higher interest rates compared to the prior year, higher debt levels, and the amortization of fees associated with the Company’s financing agreement completed on March 27, 2003.

The Company’s effective tax rate was 38.9% in the first nine months of both fiscal 2002 and fiscal 2003.

As a result of the above items, net income decreased $57.7 million from income of $6.8 million in the first nine months of 2002 to a loss of $50.9 million in the first nine months of 2003.

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

Valuation of Warranty Liabilities

Customers are provided a written warranty from Midas on genuine Midas products purchased from Midas shops in North America. The warranty will be honored at any Midas shop in North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties. The Company determines the estimated value of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim on a current cost basis. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions.

Prior to fiscal 2003, the Company had not maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, the Company recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the fiscal 2003 outsourcing of the Midas distribution function to AutoZone, Inc. in the U.S., and Uni-Select Inc. in Canada, Midas no longer generates sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement. Consequently, the Company recorded charges during fiscal 2003 to reflect its estimated liability associated with outstanding warranties in Canada and the U.S. On a going forward basis, Midas will accrue for the expected future cost of warranty redemptions at the time of the original installation based on the method described above. This treatment will not affect cash flow associated with warranty redemptions in either the U.S or Canada.

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

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at September 27, 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of September 27, 2003, no valuation allowance was recorded.

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

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The provisions of the Statement change the classification of certain freestanding financial instruments that are now classified as equity. Generally, the Statement is effective for financial instrument arrangements entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIE’s”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. As amended by FASB Staff Position (“FSP”) No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the end of fiscal 2003, January 3, 2004, for the Company). FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when FIN 46 becomes effective.

As of the date of this filing, the Company understands the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46. Additionally, certain FSPs relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact the Company’s analysis of the applicability of FIN 46 to entities that are franchisees of Midas. The Company is aware of certain interpretations by some parties of the provisions of FIN 46, given its continuing evolution, which could have applicability when certain conditions exist that are not representative of a typical franchise relationship. These conditions include the franchisor possessing an equity interest in or providing significant levels of financial support to a franchisee. We continue to monitor and analyze developments regarding FIN 46 and its applicability to franchise relationships. At this time, we cannot determine the impact of FIN 46, if any, on the Company’s financial statements.

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

The Company’s results of operations and the forward-looking statements could be affected by, among others things: general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management’s internal operating plans; the timing and magnitude of capital expenditures; the Company’s ability to access debt and equity markets; economic and market conditions in the U.S. and worldwide; currency exchange rates; changes in consumer spending levels and demand for new products and services; cost and availability of raw materials; and overall competitive activities. Certain of these risks are more fully described in Item 1 of Part I of the Company’s Annual Report on Form 10-K, as amended.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

4.22	Second Amendment to Rights Agreement, dated as of November 11, 2003, between Midas, Inc. and EquiServe Trust Company, N.A.
10.25	Amendment to Agreement for Strategic Alliance and License Agreement dated as of March 14, 2003, by and between Midas International Corporation and Magneti Marelli Services S.p.A., which amends the Agreement for Strategic Alliance and License Agreement dated as of October 1, 1998, between Midas International Corporation and Magneti Marelli S.p.A. (incorporated by reference to Exhibit 2.1 to the Midas, Inc. Quarterly Report of Form 10-Q for the quarterly period ended September 26, 1998) (File No. 001-13409).
31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.
31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications.

(b)	Reports on Form 8-K

During the third quarter of fiscal 2003, Midas furnished the Securities and Exchange Commission (SEC) a Current Report on Form

8-K dated August 11, 2003, reporting Midas’ second quarter fiscal 2003 earnings under Item 12 – Results of Operations and Financial Condition, and filed with the SEC a Current Report on Form 8-K dated August 12, 2003, reporting the election of Diane L. Routson to the Board of Directors of Midas under Item 5 – Other Events and Regulation FD Disclosure.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2003	/s/ Alan D. Feldman

Alan D. Feldman President and Chief Executive Officer

/s/ William M. Guzik

William M. Guzik Senior Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.

James M. Haeger, Jr. Vice President and Controller