Form 10-K
period 2004-01-03
MIDAS INC
filed 2004-03-18
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 01-13409

Midas, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-4180556 (Employer Identification No.)

1300 Arlington Heights Road, Itasca, Illinois (Address of Principal Executive Offices)	60143 (Zip Code)

(630) 438-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act ).    YES  ☒    NO  ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $181.1 million.

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of March 3, 2004 was 15,302,548.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of the Registrant (the “2004 Proxy Statement”) are incorporated by reference into Part III.

PART I

Item 1.    Business

As used herein, and except where the context otherwise requires, the terms “Midas” and the “Company” include Midas, Inc. and its consolidated subsidiaries. References to fiscal years are to years ended January 3, 2004 (“fiscal 2003”), December 28, 2002 (“fiscal 2002”) and December 29, 2001 (“fiscal 2001”).

Background

Midas is among the world’s largest and most recognized providers of automotive aftermarket services, with nearly 2,700 Midas shops globally, leading market positions in core retail service offerings and strong brand equity. Midas retail shops, which are operated by the Company, its franchisees and licensees, offer a comprehensive array of automotive repair and maintenance services. As of January 3, 2004, there were 1,884 North American shops located in all 50 U.S. states and all 10 Canadian provinces. The Company believes it has the largest share of the U.S. automotive aftermarket service industry (excluding tires, collision parts and parts for heavy duty trucks). Midas enjoys strong brand recognition, demonstrated by a consumer awareness rate of over 90%, and high levels of consumer loyalty through its lifetime warranty program on genuine Midas parts. The Company also believes that its real estate operations provide a unique advantage by allowing control over a majority of the retail sites operating under the Midas brand.

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

Industry Overview

Midas competes in the approximately $110 billion U.S. automotive aftermarket industry, which includes replacement parts (excluding tires, collision parts and parts for heavy trucks), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. Approximately 54% of this amount is from the sale of installed parts, while 28% is from labor and 18% is from the Do-It-Yourself (“DIY”) market. Midas participates in the installed parts and labor segments of the market. Midas does not generally participate in the DIY market.

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

The technological sophistication of modern automobiles has also affected the types and frequency of service needed over the lifetime of a vehicle. Vehicles are now assembled with more durable parts, such as stainless steel exhaust systems. At the same time, suspension parts such as shock absorbers and struts are now more technologically advanced. As a result, the services performed over the lifetime of today’s vehicles are more likely to be scheduled maintenance services and light repair work. Most automotive service providers have adapted to this change by broadening their menu of services in order to offset the declines resulting from improved durability.

The broadening of service offerings, complexity of vehicles, and proliferation in automobile makes and models has dramatically increased the number of parts needed to service today’s modern vehicles. This increase in the number of parts combined with their higher cost has served to discourage a significant investment in inventory by installers. As a result, the wholesale distribution of automotive parts has moved increasingly toward a just-in-time model.

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

According to published industry information, the number of vehicles in use in the U.S. has grown every year since 1992, primarily as a result of the steady annual increases in new light truck sales. In addition, the median age of vehicles in use continues to increase. From 1990 to 2003, the median age of cars in use grew from 6.5 years to 8.6 years. As the warranties for aging vehicles expire, automotive service providers should be well positioned to benefit from the needs of owners to have their vehicles serviced. The aging of the vehicle population benefits the automotive aftermarket industry because older vehicles tend to require more maintenance and repair.

Additionally, the increase in the aggregate and per vehicle number of miles driven annually has increased the maintenance requirements of cars and light trucks. According to the U.S. Department of Transportation, between 1990 and 2001, aggregate annual miles driven by cars and light trucks increased 28.4% from 1.993 billion to 2.557 billion. The Company expects this upward trend to continue.

Company Overview

Midas operates in a single vertically integrated business segment with retail, supply chain and real estate operations in support of automotive repair shops. Retail operations consist of franchised and company-operated Midas shops in North America and licensed Midas shops in 17 other countries. Supply chain activities include the manufacture and distribution of exhaust products, the operation of a warehouse network that distributed automotive parts and accessories to Midas and non-Midas automotive repair shops, and value-added merchandising services under which the Company establishes relationships with vendors who distribute products directly to Midas shops. Real estate activities include the development, ownership and leasing of Midas shops in North America.

Midas has historically operated as an under car specialist focused on the replacement of exhaust, brakes, and shocks and struts. As recently as 1997, exhaust and brake repair services constituted 82% of Midas’ retail shop revenues in the U.S. market. As automobile manufacturers began to employ non-corrosive stainless steel exhaust systems in the mid 1980’s, the average life of an original equipment exhaust system began to increase from three years to over 10 years. As a result, beginning in the mid 1990’s, Midas’ core exhaust replacement business began to experience sustained revenue declines. This trend, combined with the increased technological complexity and durability of newer vehicles, has changed the nature of automotive repairs. Today, the services performed over the lifetime of a vehicle are more likely to be maintenance services and light repair work.

In response to the above-described trends, and in order to offset declining sales of exhaust products in the Company’s retail and wholesale distribution operations, the Company has been transforming itself from an under car repair specialist to a full-service automotive repair center leveraging Midas’ strong brand and nationwide presence. A further discussion of Midas business activities and the transformation process follows:

Retail Auto Service Shops

The Midas system consists of nearly 2,700 shops operated by the Company, its franchisees and its licensees under the Midas brand, providing automotive repair and maintenance services in the U.S., Canada, Europe, Australia, the Middle East, Latin America and the Caribbean. Midas believes it is the largest automotive aftermarket service retail franchise in the world, with 2,673 locations, of which 1,884 are located in the U.S. and Canada (hereinafter referred to as “North America”). Midas has locations in all 50 states and all 10 Canadian provinces. This results in substantial coverage of North America and strong credibility for Midas’ national warranty program.

The following table sets forth the number of North American franchised Midas shops, company-operated shops, and shops outside of North America, as of the end of each of the fiscal periods indicated.

Fiscal Year End	2003	2002	2001	2000	1999
North American franchised	1,811	1,848	1,896	2,027	2,053
North American company-operated	73	111	108	10	22
International franchised and licensed	789	755	731	698	636

Total	2,673	2,714	2,735	2,735	2,711

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

In support of the Midas retail network, the Company has an annual advertising budget that is one of the largest in the automotive aftermarket repair business. North American franchisees pay Midas monthly royalties of approximately 10% of retail sales. Midas is obligated to spend an amount equal to one-half of the royalty payments received from franchisees for advertising placed during the calendar year in which the royalties are received or during the following calendar year. In addition, Midas incurs supplemental advertising costs that are included in selling, general and distribution expenses. In 2003, total advertising spending was approximately $60 million.

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

The Company believes that its lifetime warranty program provides a competitive advantage over other automotive repair companies and independent service shops, and the breadth of Midas’ geographic coverage makes it difficult to duplicate the Midas program. This program generates recurring business from existing customers and engenders strong customer loyalty. The Company believes that many of its first time customers choose Midas based upon the warranty program. In addition, significant portions of exhaust, brake, shock and strut jobs performed at retail involve customers returning for warranty service. Importantly, warranty replacement work is profitable at the shop level as, in accordance with the terms of the warranty, customers are charged for labor plus other non-warranted parts necessary for the warranty replacement. Additionally, many of Midas’ customers returning for warranty claims choose to spend substantial incremental dollars on expanded services. The Company believes that its presence in 50 states and all 10 Canadian provinces, coupled with its national warranty program, can be leveraged to capture a larger percentage of automotive repair services in segments other than exhaust, brakes and suspension/steering.

From its inception in 1956 through 1959, Midas focused exclusively on replacement of exhaust systems. On a national basis, Midas added shock replacement in 1960, brake repair in 1979 and alignment in 1988. No additional products or services were added on a national basis until the introduction of batteries in 1998. Historical core business offerings included only exhaust systems, brakes, shocks and struts, steering and suspension. Midas estimates that the potential market for these core offerings is only 13% of the approximately $110 billion U.S. automotive aftermarket parts and services industry.

Beginning in 2000, Midas implemented a New Midas strategy, which provided for a significant upgrade in the appearance of its retail shops, the roll out of new service categories and a renewed focus on customer service. Under the New Midas program, Midas expanded its retail offerings to include general repair, heat exchange products and climate control services. These New Midas categories more than doubled the size of Midas’ addressable market. Today, most Midas shops offer exhaust, brake, suspension, air conditioning, batteries and a wide variety of other routine maintenance services. Since 1997, Midas’ U.S. exhaust sales at retail have declined at an annual rate of 10.3% on a same store basis, but this deterioration has been substantially offset by the expansion of Midas’ service offerings into the New Midas categories. Today, New Midas categories account for over 30% of system-wide retail sales. Midas’ business strategy is to continue to expand these service offerings in the future and to further reposition the Midas brand as a source for total car care.

The following table compares the current Midas U.S. retail service mix with last year, five years ago and 20 years ago.

Changes in U.S. Retail Service Mix

	2003	2002	1998	1983
Exhaust	19%	21%	33%	66%
Brakes	42%	41%	46%	20%
Suspension, shocks and struts	8%	10%	10%	9%
New Midas categories	31%	28%	11%	5%

The broadening of retail service offerings has substantially offset the continuing deterioration in the exhaust replacement market. As a result, the average sales of a Midas shop have been fairly stable over the past five years.

Midas believes that the potential exists for substantial growth in retail sales, and has defined its 2010 objectives as “Vision 4-3-2-1”:

(4)	40% increase in Midas shop sales on a same-store basis.

(3)	Three core services: brakes, exhaust and maintenance.

(2)	Doubling of Midas dealer profits.

(1)	One Midas: The Company and Midas dealers working together as one in support of the retail system.

Given the shift in automotive repair services toward maintenance services and light repair work, the Company intends to transform itself from a repair company that does maintenance, to a maintenance company that does repair. The Company believes that forming long-term relationships with customers through routine maintenance services will lead to an increase in repair revenues as Midas becomes the most trusted professional and first choice for customers’ auto service needs.

Midas is working in concert with franchisees and has developed key retail initiatives in support of growing the maintenance service category and building long-term customer relationships. In fiscal 2004, Midas will launch a major retail initiative to significantly expand dealer sales of tires and related tire services. In addition, Midas expects to launch a comprehensive program targeting fleet vehicle maintenance services. The Company intends to provide Midas dealers with a turnkey solution incorporating modifications to point-of-sale systems, alliances with certain fuel card vendors, marketing programs and an outsourced billing solution. Currently the Company has no organized program for the management of fleet vehicle maintenance service. Midas believes this market segment includes over 12 million vehicles in the U.S. and represents an opportunity of more than $6 billion based on the specific services in which the Midas system currently operates. The Company believes that the national scope, high level of brand awareness, and broad-based competency in automotive repair services of the Midas system will enable the Company to successfully compete for fleet vehicle maintenance service business. Finally, the Company is developing a customer relationship marketing (CRM) program with its dealers primarily focused on increasing repeat shop visits. With these key initiatives in place, the Company believes it will begin to drive top line sales growth in the North American Midas system after several years of virtually no growth on a same store basis.

Franchised Shops

As of January 3, 2004, there were 1,811 North American franchised shops, which are located in all 50 U.S. states and all 10 Canadian provinces. Approximately 700 franchise dealers operate these shops, with only one dealer having more than 35 shops. Over 50% of the shops are owned and operated by dealers with five or fewer shop locations.

Midas franchisees are all subject to the Midas Franchise and Trademark Agreement and are obligated to operate their shops in accordance with Midas standards and policies. In North America, franchisees are required to maintain a sufficient quantity of Midas brand and Midas warranted products, principally mufflers, shock absorbers, struts and brake pads and shoes, adequate to meet the public demand for genuine Midas products and to promptly fill customers’ requests for replacement under the terms of various Midas warranties. The company makes Midas brand products available to its franchisees through distribution agreements with AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada.

Support for the franchise dealer network is provided by 35 district managers and five regional managers. Each district manager covers approximately 52 shops and assists franchisees with operations execution, coordinates implementation of the New Midas strategy, monitors compliance with franchise agreement parameters, and manages Midas training efforts.

A typical franchised shop is approximately 4,000 square feet, has six service bays and generates revenues of approximately $590,000.

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

During 2001, Midas re-established its network of company-operated shops by selectively acquiring under performing franchised locations. The Company believes that owning and operating some Midas shops is a required element of a successful franchise system. Such ownership allows for the orderly transition of franchises, provides a valuable test-marketing platform for the rollout of new products and services, enables the Company to upgrade underperforming locations, and helps to accelerate the successful transition of the entire Midas system to the New Midas business model. Upon acquisition, Midas typically upgrades shop equipment, expands the services offered, installs new point-of-sale software, upgrades the quality of technicians, and enhances local marketing efforts.

During fiscal 2001 and 2002, Midas acquired 98 shops, including 52 underperforming shops in Florida that had been in bankruptcy. In fiscal 2003, the Company closed 14 company-operated shops and re-franchised an additional 24 shops. As of January 3, 2004, the Company owned and operated 73 Midas shops in five states with the largest concentrations in Florida (45 shops) and Colorado (17 shops). Going forward, the Company intends to maintain a core group of company-operated Midas shop locations. From time-to-time, on an opportunistic basis, Midas may acquire or re-franchise additional North American shops.

The typical company-operated shop is staffed with a manager, an assistant manager and three-to-four auto service technicians. The company-operated shop business is currently managed by nine district managers and two regional managers.

The typical company-operated shop is approximately 4,000 square feet, has six service bays and generates annual revenues of approximately $500,000. The revenues at the average company-operated shop are lower than the average franchised shop primarily due to the purchase of underperforming shops in Florida during the fourth quarter of 2001. These shops had emerged from Chapter 11 bankruptcy at the time of acquisition and generated annual revenues substantially below the chain average.

International Operations

In October 1998, Midas sold its franchising and company-operated shop businesses in Europe and South America to Magneti Marelli, S.p.A., a member of the Fiat Group, for $100 million, and entered into a licensing agreement for the Midas trademarks and know-how. As part of the licensing agreement, Magneti Marelli pays Midas a fixed, U.S. dollar denominated license fee through 2007, after which the fee will be variable based upon a percentage of retail sales. In fiscal 2000, Midas completed the sale of its Australian operations, which consisted of a network of 91 franchised and 12 company-operated shops. As of January 3, 2004, there were approximately 789 Midas shops located in Europe, Australia, the Middle East, Latin America and the Caribbean. Going forward, the Company intends to build closer relationships with its international licensees and will actively seek ways to leverage the value of the global Midas brand.

For financial information about the principal geographic areas in which the Company operates, see Note 13 of Notes to Financial Statements included elsewhere in this Annual Report.

R.O. Writer Point-of-Sale Software System

In January 2001, the Company acquired the assets of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry point-of-sale software sold under the name R.O. Writer. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the system. The Company believes this software will help to promote operational consistency and excellence throughout the Midas system. As of January 3, 2004, the R.O. Writer system had been installed in approximately 860 Midas shops, comprising about 46% of Midas system locations throughout North America. Additionally, the system has been installed in more than 2,300 non-Midas auto repair shops in the United States.

Supply Chain

The Midas system is supported by the Company’s supply chain activities, which are comprised of the manufacture and distribution of exhaust parts and value-added merchandising services under which the Company establishes relationships with vendors who distribute products directly to Midas shops. The Company believes that these value-added merchandising services offer Midas franchisees a price advantage and enables Midas to control the quality of products sold through the Midas system.

Until late 2003, the Company was also involved in wholesale auto parts distribution in North America through its network of regional distribution centers and Parts Warehouse, Inc. (“PWI”) sites. During 2003, Midas exited the parts distribution business and outsourced these activities to AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada.

A further discussion of the Company’s supply chain activities follows:

Manufacturing Operations

The Company manufactures Midas brand exhaust products for resale at Midas shops. The products are distributed to Midas dealers in North America through the Company’s distribution arrangements with AutoZone and Uni-Select. Additionally, Midas manufactures certain exhaust products under the IPC and Ravin’ brand names for sale to distributors. These products include mufflers and specialty exhaust pipes manufactured by Midas at its Hartford, Wisconsin facility. The Company also manufactures and sells shop equipment under the Huth trademark. The Company’s Hartford facility produces approximately 1,750 different types of mufflers and approximately 275 specialty exhaust pipes to service over 1,000 makes and models of automobiles. Midas manufacturing facilities have limited backlogs of unprocessed orders. Midas purchases the raw materials for the products it manufactures, primarily steel and packaging, from various suppliers through both long-term and short-term contracts, depending upon anticipated market conditions. These raw materials and products are available from multiple suppliers, and Midas has not experienced any significant shortages. Midas believes it enjoys good relationships with its suppliers.

Due to the overall decline in exhaust market demand, Midas closed its exhaust and tube manufacturing plant in Bedford Park, Illinois on October 1, 1999 and formed a strategic alliance with Arvin Industries (now ArvinMeritor) to allocate the Bedford Park production between Arvin and Midas’ Hartford plant. The Company continually evaluates the cost of items it produces relative to its ability to purchase them from third party manufacturers.

To support its manufacturing business, the Company continues to operate one distribution center in Chicago, Illinois. This facility serves as a central distribution point for exhaust products manufactured by the Company as well as certain other exhaust products purchased from Arvin and other manufacturers. Midas distributes exhaust products to IPC distributors and to AutoZone and Uni-Select for subsequent distribution and sale by those companies to Midas dealers.

Wholesale Auto Parts Distribution

Since its inception, the Company has operated a wholesale auto parts distribution network comprised of regional distribution centers located throughout North America.

As of the beginning of 2003, Midas operated a network of 12 distribution centers throughout the U.S. and Canada to provide Midas shops and PWI locations with Midas and non-Midas brand products, and wholesale distributors with IPC and Evergard brand products. Midas distribution centers focused on serving the weekly replenishment requirements of Midas shops, delivering high volume auto parts at significant savings to wholesale and just-in-time alternatives. A typical distribution center was approximately 100,000 square feet in size and stocked over 23,000 unique SKUs. Parts distributed through these distribution centers were shipped on a weekly basis to Midas shops and other customers.

The increased durability of exhaust systems and the resulting decline in the retail sale of exhaust products caused a dramatic decline in Midas’ traditional wholesale sales through its distribution centers. This decline was further accelerated by a trend toward just-in-time purchasing by Midas shops and other automotive repair shops. As a result, from 1997 to 2002, total revenues in the traditional wholesale distribution operation decreased more than 50%.

In recognition of this shift in the way customers were purchasing replacement parts, in fiscal 2000 the Company launched Parts Warehouse, Inc. (“PWI”), a network of small, quick-delivery warehouses to serve the growing just-in-time parts requirements of Midas and non-Midas professional installers. The Company believed that the PWI network, with parts sourced from the traditional wholesale distribution centers, would create value for the Midas franchise system by reducing its franchisees’ inventory investment, offering franchisees a discount on just-in-time parts (versus other competing just-in-time suppliers), and enhancing the integrity of the Midas lifetime warranty by ensuring franchisees access to the high quality genuine Midas parts. The typical PWI site was approximately 5,000 square feet, carried 13,000 unique SKUs and was located in low-cost, non-retail areas. As of the beginning of 2003, the Company operated 77 PWI locations.

By the close of 2002, both the traditional wholesale parts distribution business and the PWI quick delivery parts distribution operations were losing money, driven by declining sales through the traditional Midas wholesale distribution channel and the high operating costs associated with the newer PWI locations. Furthermore, the expansion of product offerings through the traditional Midas wholesale channel, combined with the rollout of the PWI locations, caused a dramatic increase in the working capital requirements of the Company, as inventory and accounts receivable increased as more stores opened. By fiscal 2002, the high working capital requirements and continued operating losses in the wholesale distribution operation had severely impacted the Company’s overall cash flow and caused the Company’s indebtedness to substantially increase.

Ultimately, Midas management determined that continuing to support the traditional Midas wholesale distribution operation and the growth of the PWI network was no longer financially viable, and that the parts sourcing needs of Midas system dealers could be better served by outsourcing the distribution of genuine Midas parts in the U.S. and Canada. Thus, during fiscal 2003 Midas closed its traditional Midas wholesale parts distribution and PWI quick-delivery operations and appointed AutoZone, Inc. and Uni-Select Inc. as the exclusive distributors of genuine Midas products in the U.S. and Canada, respectively. The Company’s agreements with AutoZone and Uni-Select provide for the weekly distribution of replacement parts to Midas retail shops, consistent with the service previously provided by the Company’s traditional wholesale operation. The Company believes these agreements enable Midas dealers to purchase both genuine Midas product and other replacement auto parts at favorable pricing, and provide dealers with access to just-in-time parts delivery through a broad network of quick-delivery parts distribution sites across North America.

Under the agreements with AutoZone and Uni-Select, the Company receives royalties on the sale of all products sold by AutoZone and Uni-Select to Midas dealers throughout North America. These royalties are primarily used to offset costs associated with the lifetime warranty on genuine Midas products.

Value-Added Merchandising Services

On behalf of its retail shops and franchise system dealers, Midas establishes relationships with large vendors of certain products and arranges for distribution of these products directly to Midas retail shops. Currently, products where this relationship exists include batteries, tires and bulk oil. Under such arrangements, Midas bills the franchise dealers for the product purchased from the vendor, and then the Company, in turn, pays the vendor for the product. Midas records the sale of the product and holds the related accounts receivable. The Company’s gross margins on these purchasing arrangements are very low and the gross margin is primarily intended to cover administrative costs and potential bad debts that might arise from the sale of these products. In the past, the sales of products under these purchasing arrangements represented a small percentage of the overall Midas wholesale product sales. However, with the Company’s closure of the traditional wholesale distribution and PWI operations in fiscal 2003, the percentage of wholesale revenues attributable to these purchasing arrangements will significantly increase, and the overall gross margin percent achieved by the Company on wholesale product transactions will decline as a result. While the Company receives a small gross margin related to these purchasing arrangements, Midas also receives royalties on the sale of these products at retail in the Midas system.

Real Estate

Midas Realty Corporation, a wholly-owned subsidiary (“Midas Realty”), selects, leases and acquires sites, and constructs sites for Midas shops throughout North America. Midas Realty leases real estate that is subleased to franchisees and owns real estate in the U.S. and Canada that is leased to franchisees. In circumstances where Midas does not own or lease real estate for Midas shops, Midas Realty also enters into contingent operating lease agreements and other forms of real estate control in order to ensure its ability to take possession of the real estate used by Midas shops in the event of a franchisee termination. This allows the Company to maintain control of a shop location in the event of a franchisee termination and prevents re-branding of a location as a competitive branded repair facility or an independent repair facility. As of January 3, 2004, Midas owned, leased or used other forms of real estate control over 1,548 (82%) of the 1,884 Midas shops in North America. During fiscal 2002, Midas sold 77 of its owned properties to Realty Income Corporation, a publicly-traded real estate investment trust, and realized approximately $39.6 million in net proceeds. Simultaneous to that sale, Midas leased these properties from Realty Income and the sites continue to be leased to Midas franchisees under currently existing leases. This represented approximately 25% of Midas’ owned real estate portfolio at the time of the transaction. Midas continues to own 238 retail locations.

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

Training. Franchisees are required to complete the Midas initial training program. The first part of the program includes a minimum of three weeks observing a franchised Midas shop in operation as well as completion of a self-training program. The second part of the initial training program is held at a Midas training center and lasts at least three weeks. Supplemental training sessions are also offered by Midas at certain regional facilities and online. Midas also makes training materials available and conducts training seminars in the field.

Machinery, Fixtures, Inventory and Other Goods. Midas recommends shop equipment such as lifts, tire and alignment equipment, lathes, racking and tools necessary to outfit a Midas shop for operation, which can be purchased from Midas or from other sources. In North America, franchisees are required to maintain a sufficient quantity of Midas brand and Midas warranted products, principally mufflers, shock absorbers, struts and brake pads and shoes, adequate to meet the public demand for genuine Midas products and to promptly fill customers’ requests for replacement under the terms of various Midas warranties. As a result of the Company’s outsourcing of its parts distribution operation, AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada are the exclusive suppliers of genuine Midas product.

Warranty Program. An important feature of the Midas system is the requirement that the retail customer be provided a written warranty from Midas on certain Midas products that will be honored at all Midas shops. Each Midas shop is required to honor such warranties in accordance with their terms and with policies as issued from time to time by Midas.

Advertising. Midas is obligated to spend an amount equal to one-half of the royalty payments it receives from franchisees for advertising placed during the calendar year the royalties are received or during the following calendar year. Midas directs all use of advertising funds, and all decisions regarding the creative concepts and materials used, whether national, regional or local advertising will be used, the particular media and advertising content, and the advertising agencies to be used. Midas administers cooperative advertising programs for its franchisees. In addition, Midas incurs advertising costs that are included in its selling, general and distribution expenses.

Shop Management Software. With its January 2001 acquisition of R.O. Writer, the Company began to offer point-of-sale software to its U.S. dealers. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the software. Midas offers the software and associated ongoing support to its dealers in exchange for a monthly fee. As of January 3, 2004, the software had been installed in approximately 860 Midas shops.

International Midas Dealers Association. The International Midas Dealers Association (the “IMDA”) is an independent association of Midas franchisees. Approximately 60% of the Midas franchised locations in North America have membership in the IMDA. Midas’ management communicates on a regular basis with IMDA representatives and various IMDA committees to solicit franchisee input.

Proprietary Information

Midas holds various patents, trademarks, trade names and copyrights, none of which, other than the Midas name, is considered by Midas to be material to its financial condition and results of operations. Midas vigorously defends the Midas name throughout the world, and the name is registered as a trademark in approximately 94 countries in addition to the U.S. Midas also owns certain trade secrets including product catalogs, price lists, training manuals and inventory systems.

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

Customers

Historically, the Midas business had not been dependent upon a single customer or small group of customers. However, as a result of the Company’s decision to outsource the distribution of genuine Midas products and other replacement parts, the majority of the Company’s wholesale part sales and product royalties are now derived from two customers: AutoZone, Inc. in the U.S. and Uni-Select Inc in Canada. As exclusive distributors of genuine Midas exhaust products in the U.S. and Canada, they purchase exhaust products from Midas to then sell them to Midas dealers. In fiscal 2003, AutoZone accounted for approximately 14% of total Midas sales and revenues and Uni-Select accounted for 2% of total sales and revenues. Similar percentages are likely in fiscal 2004.

Seasonality

Midas historically experiences the greatest demand for its services in the second and third quarters of the fiscal year, with approximately 53% of annual sales and revenues occurring during that period in fiscal 2002 and 2001. However, the closure of PWI stores and the liquidation and sale of wholesale inventory related to the outsourcing of parts distribution resulted in only 50% of sales being generated in the second and third quarters in fiscal 2003. In fiscal 2004, the Company expects the seasonal pattern of sales to be more typical of that experienced during fiscal 2002 and fiscal 2001.

Excluding the effects of unusual items such as gains on asset sales and business transformation charges, the second and third fiscal quarters represented only 28% of the fiscal 2003 annual net loss. The combined net income of the second and third quarters, excluding unusual items, represented 175% in fiscal 2002 and 78% in fiscal 2001. The Company expects the seasonality of its quarterly earnings will continue.

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

Employees

As of January 3, 2004, Midas had approximately 909 employees, including approximately 230 who were covered by collective bargaining agreements. None of the collective bargaining agreements expire in fiscal 2004. Midas considers its relationships with employees to be generally satisfactory. Midas franchisees hire and are responsible for their own employees.

Executive Officers of the Registrant

Information with respect to those individuals who serve as executive officers of the Company is set forth below.

Name, Age and Position	Background and Experience
Alan D. Feldman (52) President and Chief Executive Officer	Mr. Feldman joined Midas as President and Chief Executive Officer in January 2003. From 1994 through 2002, Mr. Feldman held senior management posts at McDonald’s Corporation. His most recent positions were President and Chief Operating Officer of McDonald’s Americas and President of McDonald’s USA. From 1983 to 1994, Mr. Feldman held financial and operations posts with the Pizza Hut and Frito-Lay units of Pepsico. In 1993 he was named Senior Vice President, Business Strategy and Chief Financial Officer of Pizza Hut, and he served as Senior Vice President of Operations for Pizza Hut from 1990 to 1993.

Frederick W. Dow, Jr. (53) Senior Vice President and Chief Marketing Officer	Mr. Dow joined Midas in June 2003. From October 2001 to March 2003, Mr. Dow was Senior Vice President, Marketing Programs and Sales for Burger King Corporation. From December 2000 to October 2001, Mr. Dow served as Senior Vice President, Brand Management and Marketing Programs for West Group, a provider of e-information solutions to the legal market. From September 1995 to December 2000, Mr. Dow served as Vice President, Marketing Programs and Worldwide Advertising for Northwest Airlines.

William M. Guzik (44) Senior Vice President and Chief Financial Officer	Mr. Guzik joined Midas in December 1999. From 1995 to 1999, Mr. Guzik served as Chief Financial Officer of Delray Farms, LLC, a start-up grocery retailer located in Chicago, Illinois. From 1993 to 1995, Mr. Guzik served as Vice President and Chief Financial Officer of JG Industries, Inc., a publicly-traded, diversified retailer. Prior to that, Mr. Guzik spent 11 years with Coopers & Lybrand, LLP.

John A. Warzecha (55) Senior Vice President—Franchise Operations	Mr. Warzecha served as Vice President and General Manager of Midas’ company-operated shops from 1989 to 1993 and as Senior Vice President—U.S. Franchise Operations from 1993 to 1997. He joined Midas in 1973.

Richard W. Ahern (47) Vice President—North American Exhaust	Mr. Ahern was named Vice President—General Manager of North American Exhaust in March 2003. From 1999 to 2003 he was Vice President—Manufacturing. From 1988 to 1999, he held various management positions within Midas’ manufacturing operations. Mr. Ahern joined Midas in 1982.

John D. Angster (52) Vice President—Human Resources	Mr. Angster joined Midas in November 2001. From 1997 to 2001, Mr. Angster was Executive Director of Human Resources for Tenneco Automotive, a manufacturer of automotive emissions and ride control products. From 1994 to 1997, Mr. Angster was Vice President of Human Resources with Raytheon Appliances. Prior to 1994, Mr. Angster held various human resource leadership positions with Allied Signal and General Signal.

Name, Age and Position	Background and Experience

James M. Haeger, Jr. (39) Vice President—Controller	Mr. Haeger joined Midas in April 2001. He was named Vice President—Controller in February 2002. From 2000 to 2001, Mr. Haeger served in various financial positions for Valent Biosciences, a biotechnology subsidiary of Sumitomo Chemical. From 1991 to 2000, Mr. Haeger held various financial, operating and accounting positions with Abbott Laboratories. Prior to that, Mr. Haeger spent five years with KPMG LLP.

Phil N. Lambert (54) Vice President—Supply Chain Management	Mr. Lambert joined Midas in May 2000. He was named Vice President in January 2003. From 1996 to 2000, Mr. Lambert served as Vice President and General Manager of Chesapeake Distribution Services, a third party logistics company. From 1994 to 1996, Mr. Lambert was Vice President of Linehaul Services for Preston Trucking Co. Prior to 1994, Mr. Lambert held various management positions with UPS and RPS.

Alvin K. Marr (38) Vice President, General Counsel & Secretary	Mr. Marr has served as Vice President, General Counsel and Secretary of Midas since June 2001. Mr. Marr joined Midas in 1997 as Assistant General Counsel and Assistant Secretary. From 1990 to 1997, Mr. Marr practiced law with the firm of Holleb & Coff in Chicago, IL.

David W. Matre (38) Vice President—Treasurer	Mr. Matre joined Midas in June 2001 as Vice President—Treasurer. From 1999 to 2001, Mr. Matre was Vice President of Finance for Closerlook, a professional services firm. From 1997 to 1999, Mr. Matre was Treasury Director with Platinum Technology, a global enterprise software company. Prior to 1997, Mr. Matre held various financial positions with CCC Information Services and Abbott Laboratories.

David C. Perrin (62) Vice President—Management Information Systems	Mr. Perrin joined Midas in October 1998 as Vice President—Management Information Systems. Between 1994 and 1998 Mr. Perrin served as Assistant Vice President, Management Information Systems for The Pep Boys. Prior to 1994, Mr. Perrin was responsible for Information Technology with Whitlock Corporation and then later WSR.

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

Midas is subject to franchising regulations

Midas is subject to federal and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor—franchisee relationship. The Company’s failure to comply with these laws could subject it to liability to franchisees and to fines or other penalties imposed by governmental authorities. In addition, Midas may become subject to litigation with, or other claims filed with state or federal authorities by, franchisees based on alleged unfair trade practices, implied covenants of good faith and fair dealing, payment of royalties, location of shops, advertising expenditures, franchise renewal criteria or express violations of agreements. There can be no assurance that compliance problems will not be encountered from time to time, or that material disputes will not arise with one or more franchisees. Accordingly, the Company’s failure to comply with applicable franchise laws and regulations could have a material adverse effect on its financial condition and results of operations.

Midas is in the process of changing its business model

Midas is in the process of changing its business model. In the retail auto service business, Midas is repositioning from a business model focusing on the servicing and replacement of mufflers, brakes and shock absorbers and struts to a complete line of services, including climate control, electrical, chassis and maintenance services. The change was initiated as a result of a sustained decline in Midas’ traditional business of muffler replacement, due to the use of non-corrosive stainless steel exhaust systems by automobile makers starting in the mid 1980’s. The change in business model has had a number of consequences. Company-operated and franchised shops have had to and will have to make investments in training, new personnel and equipment. The focus on the New Midas model has also resulted, as the Company expected, in a decline in new franchise sales and a reduction in the total number of Midas shops.

As part of the New Midas model, the Company had been selectively acquiring franchises, frequently where the existing franchisee has been unwilling or unable to make the transition to New Midas. Midas believes that maintaining company-operated shops will speed the transition to the new model and will provide a valuable test-marketing platform for the rollout of new products and services.

While same-store sales have been maintained or improved at shops that have made the transition to the New Midas format, there can be no assurance that the change in the long run will be successfully marketed, that consumers will accept the new model or that the remaining shops are willing to or can successfully make the transition to the new format.

Midas depends on AutoZone, Inc. and Uni-Select Inc. to distribute genuine Midas product to its franchisees

During fiscal 2003, Midas entered long-term supply arrangements with AutoZone and Uni-Select to distribute genuine Midas products and other replacement auto parts to its franchisees throughout North America. Midas depends on these companies to execute weekly shipments and provide quick-delivery distribution of auto parts to Midas dealers on a timely basis. The Company receives substantial income in the form of product royalties on the value of products purchased by Midas dealers from AutoZone and Uni-Select. Failure on the part of these companies to execute their distribution obligations to the satisfaction of Midas dealers could lead to a reduction in purchases by Midas dealers and thus decreased product royalty revenue for the Company.

International operations subject Midas to additional risks

International operations and franchise fees outside of North America comprised approximately 2.7% of consolidated net revenue during the fiscal year ended January 3, 2004. A substantial portion of this revenue came from the master licensee in Europe and South America, Magneti Marelli, S.p.A., a member of the Fiat Group. Its ability to perform under the license agreement is dependent to a large extent on its financial condition and other factors outside of Midas’ control.

Midas operates in highly competitive markets

The automotive services industry is highly fragmented and highly competitive. Direct competitors exist for Midas’ retail auto service shops and the Company’s exhaust manufacturing and distribution business.

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

Midas’ exhaust manufacturing and distribution business competes with a number of manufacturers and distributors of automotive parts and equipment, including ArvinMeritor, Tenneco Automotive, Goerlich and IMCO.

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

Midas is subject to a decline in the usage of automobiles

While the number of automobiles registered in the U.S. has steadily increased, should a reduction in the number of miles driven by automobile owners occur, it would adversely affect the demand for Midas products and services. For example, when the retail cost of gasoline increases, the number of miles driven by automobile owners typically decreases, which results in less frequent service intervals and fewer repairs.

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

Midas is subject to seasonality in its results of operations

Midas’ business is seasonal in nature. The Company has historically experienced a drop in revenues during the first and fourth quarters. In particular, severe weather in winter months may make it difficult for consumers in affected parts of the country to travel to Midas shops to obtain services.

Midas depends on its suppliers

Midas depends upon close relationships with suppliers of certain automotive parts, equipment and raw materials and its ability to purchase products at prices and on terms comparable to similarly situated companies. Midas’ ability to purchase at comparable prices and terms is the result of its volume of purchases from these suppliers. Although Midas maintains supply contracts with its suppliers, the Company believes alternative sources exist for most of the products that it distributes. The loss of any one supplier is not expected to have a material adverse effect. However, if a new supplier is not obtained in a timely manner and upon acceptable terms, the Company’s operations may be adversely affected.

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

Midas is a leveraged company that requires debt to fund its business

The Company currently has substantial debt on its balance sheet. The financing provided to the Company is subject to covenants that require Midas to achieve a certain level of cash flow performance, maintain a certain net worth and maintain compliance with certain leverage ratios. If Midas does not perform in accordance with these covenants, the institutions providing the funds have the option to withdraw their funding support. There can be no assurances that Midas will remain in compliance with its debt covenants in the future. In addition, Midas’ current financing agreement expires on March 16, 2007. There can be no assurances that the Company will be able to refinance its existing credit facilities when they expire in fiscal 2007.

Midas’ performance may be affected by acts of war or terrorism

War or terrorist activities or the threat of them may increase the cost of doing business or otherwise impact Midas’ financial performance.

Item 2.    Properties

Midas owns one manufacturing facility (200,000 square feet) and leases an additional 58,000 square feet of space in Hartford, Wisconsin. The Company closed its manufacturing facility in Bedford Park, Illinois (180,000 square feet) in October 1999 and finalized the sale of that facility during the first quarter of fiscal 2000.

As of January 3, 2004, the Company owned and operated one distribution center in North America. This facility serves as the central distribution warehouse for Midas and IPC exhaust products. As part of its ongoing business transformation process, the Company closed 11 wholesale parts distribution centers during fiscal 2003. As of March 1, 2004, Midas continues to pay rent at four warehouse facilities. Operating leases for all other warehouse facilities expired prior to March 1, 2004. Previously, as part of the Company’s prior warehouse restructuring plans, the Company closed one distribution center in 2002, one distribution center in 2001, and two distribution centers in fiscal 2000.

At the beginning of fiscal 2003, Midas leased 70 sites in association with the Company’s PWI parts distribution operation. These locations were stand-alone facilities averaging 5,000 square feet and with lease terms ranging from one to five years plus option periods. During fiscal 2003, the Company disposed of the PWI operation through the sale or closure of all locations. The Company has disposed of 62 of the 70 PWI leases through assignment or lease buyout.

Midas leases office space in Itasca, Illinois, where its corporate headquarters are located. Midas relocated its corporate headquarters in fiscal 1999 and subleased its former headquarters in Chicago, Illinois.

Midas owns and leases real estate in various communities throughout North America that it uses for company-operated shops or leases and sub-leases to franchisees. As of January 3, 2004, the Company owned or leased a total of 681 sites in the United States and 91 in Canada.

All of the Company’s owned real estate is pledged as collateral under the Company’s various debt agreements.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Midas Common Stock is listed on the New York Stock Exchange under the symbol “MDS”. As of February 25, 2004, there were 6,308 holders of record of the Common Stock.

	High	Low
Fiscal 2003
1st Quarter	$9.20	$5.65
2nd Quarter	12.95	7.10
3rd Quarter	14.19	11.41
4th Quarter	15.36	12.34
Fiscal 2002
1st Quarter	$15.10	$10.30
2nd Quarter	15.99	11.55
3rd Quarter	12.41	4.30
4th Quarter	8.30	4.75

Midas has not paid a dividend during the last two years and currently anticipates that all earnings will be retained for development of the Company’s business. In addition, the Company’s current debt agreements prohibit the payment of dividends. If business circumstances should change, the Board of Directors may declare and instruct the Company to pay dividends.

Item 6.    Selected Financial Data

SUMMARY OF OPERATIONS

The following table presents selected historical financial information of Midas. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of Midas and the notes thereto. The operating results data set forth below for fiscal years 2003, 2002 and 2001 and the balance sheet data as of the end of fiscal 2003 and 2002 are derived from, and are qualified by reference to, the audited financial statements of Midas included herein, and should be read in conjunction with those financial statements and the notes thereto. The operating results data for fiscal years 2000 and 1999 and the balance sheet data as of the end of fiscal 2001, 2000 and 1999 are derived from audited financial statements of Midas not included herein.

Fiscal Year	2003	2002	2001	2000	1999
	(In millions, except share data)
Operating results data:
Sales and revenues	$311.0	$333.0	$331.5	$350.7	$360.2
Operating income (loss)	(101.6)	(44.2)	29.1	45.1	68.4
Income (loss) before income taxes	(124.7)	(55.0)	20.6	41.1	62.9
Net income (loss)	(76.2)	(33.6)	12.6	30.5	38.4
Earnings (loss) per share—diluted	$(4.93)	$(2.25)	$0.85	$1.96	$2.28
Dividends declared per share	$—	$—	$0.08	$0.08	$0.08
Balance sheet data:
Total assets	$283.4	$370.7	$403.1	$321.7	$305.9
Obligations under capital leases and long-term debt	98.9	141.0	142.2	113.0	112.1
Finance lease obligations	38.3	39.1	—	—	—
Total shareholders’ equity	36.1	104.6	140.1	128.4	114.6
Return on average shareholders’ equity	(94.7)%	(23.7)%	9.3%	24.3%	32.1%
Other data (a):
Operating income (loss)	$(101.6)	$(44.2)	$29.1	$45.1	$68.4
Plus business transformation charges (b)	102.6	62.3	4.8	7.8	(0.2)

Operating income before business transformation charges	1.0	18.1	33.9	52.9	68.2
Operating margin before business transformation charges	0.3%	5.4%	10.2%	15.1%	18.9%

(a)	The Company believes such additional information is useful to investors because it is used by management to measure financial performance on an operating basis. Such measures are not in accordance with generally accepted accounting principles.
(b)	Beginning in fiscal 1997, the Company began a process to transform itself from a worldwide operator of both franchised and company-operated shops into a focused operator of the North American franchise system. This transformation included the sale of Midas’ franchised and company-operated shop businesses in Europe and Australia, and a shift in focus to the licensing of Midas trademarks and know-how outside of North America. Within North America, the transformation included changing consumer perceptions about Midas and the products and services offered, improving relationships with franchisees and redeploying assets to improve returns. Business transformation costs for fiscal years 2001 through 2003 are described in Note 2 of Notes to Financial Statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents, for the fiscal periods indicated, selected financial information as a percentage of total sales and revenues.

	Percentage of Sales and Revenues
Fiscal Year	2003	2002	2001
Replacement part sales and product royalties	54.8%	54.2%	62.3%
Franchise royalties and license fees	19.6	18.4	19.9
Company-operated shop retail sales	13.4	16.0	6.0
Real estate rental revenues	11.7	11.0	11.5
Other	0.5	0.4	0.3

Sales and revenues	100.0	100.0	100.0
Cost of sales and revenues	55.6	49.0	53.3
Business transformation charges (warranty reserve)	12.4	—	—
Business transformation charges (inventory write-down)	6.0	7.9	—

Gross profit	26.0	43.1	46.7
Selling, general and distribution expenses	44.1	45.6	36.5
Business transformation charges	14.6	10.8	1.4

Operating income (loss)	(32.7)	(13.3)	8.8
Other income, net	0.8	0.3	0.1
Interest expense	(8.2)	(3.5)	(2.7)

Income (loss) before income taxes	(40.1)	(16.5)	6.2
Income taxes (benefit)	(15.6)	(6.4)	2.4

Net income (loss)	(24.5)%	(10.1)%	3.8%

Company Overview

Midas operates in a single vertically integrated business segment with retail, supply chain and real estate operations in support of automotive repair shops. Retail operations consist of franchised and company-operated Midas shops in North America and licensed Midas shops in 17 other countries. Supply chain activities include the manufacture and distribution of exhaust products, the operation of a warehouse network that distributed automotive parts and accessories to Midas and non-Midas automotive repair shops, and value-added merchandising services under which the Company establishes relationships with vendors who distribute products directly to Midas shops. Real estate activities include the development, ownership and leasing of Midas shops in North America.

Midas has historically operated as an under car specialist focused on the replacement of exhaust, brakes, and shocks and struts. As recently as 1997, exhaust and brake repair services constituted 82% of Midas’ retail shop revenues in the U.S. market. As automobile manufacturers began to employ non-corrosive stainless steel exhaust systems in the mid 1980’s, the average life of an original equipment exhaust system began to increase from three years to over 10 years. As a result, beginning in the mid 1990’s, Midas’ core exhaust replacement business began to experience sustained revenue declines. This trend, combined with the increased technological complexity and durability of newer vehicles, has changed the nature of automotive repairs. Today, the services performed over the lifetime of a vehicle are more likely to be maintenance services and light repair work.

In response to the above-described trends, and in order to offset declining sales of exhaust products in the Company’s retail and wholesale distribution operations, the Company began to expand its retail service offerings across the Midas system. In fiscal 2000, the Company launched an initiative to expand into categories such as general repair, heat exchange products and climate control services. This expansion of Midas’ retail service offerings has substantially offset the continuing deterioration in the exhaust replacement market, in which exhaust sales have declined at an average rate of 10.3% per year at U.S. Midas shops since 1997. As a result, the average sales of a U.S. Midas system shop has been fairly stable over the past five years. However, the financial and operating impact on the Company’s wholesale operations was much more severe. From 1997 to 2002, total revenues in the traditional wholesale distribution operation decreased more than 50% driven by the steep erosion in the market for exhaust product replacement. The Company’s wholesale operation expanded its product offerings in fiscal 2000 and 2001 in order to support the retail system’s drive into new services. However, the parts required in the new services tended to be higher cost, such that Midas dealers preferred just-in-time sourcing of many of these parts. Consequently, the expansion of products in the wholesale operation did not significantly slow the decline in sales through the traditional wholesale distribution channel. Additionally, in fiscal 2000 the Company launched Parts Warehouse, Inc. (“PWI”), a network of small, quick-delivery warehouses to serve the growing just-in-time parts requirements of Midas and non-Midas professional installers. While this operation better matched the evolving wholesale distribution needs of Midas dealers, its growth from start-up in fiscal 2000 to 77 stores by fiscal 2002 required substantial working capital, and profitability suffered due to start-up costs and low sales at newer locations.

By the close of fiscal 2002, both the traditional wholesale parts distribution and the PWI quick-delivery parts distribution operations were losing money. Furthermore, the Company had over $90 million in inventory committed to wholesale parts distribution, and held substantial accounts receivable related to these operations. In growing these businesses during fiscal 2001 and 2002, Midas had incurred significant debt, which had risen to more than $132 million. During late fiscal 2002 and early fiscal 2003, Midas’ management determined that the wholesale operation was no longer a strategic asset and began the process of outsourcing the distribution of parts in North America and disposing of most wholesale distribution and PWI assets. While the erosion in the profitability of the wholesale operation precipitated the need for change, the Company’s decision to outsource the wholesale parts distribution needs of the Midas system has become the catalyst for a much more far-reaching and dramatic restructuring of the Midas system that is currently underway.

The Midas Business Transformation

During fiscal 2003, Midas developed and began to implement a plan to dramatically restructure the Company’s operations and re-direct the Company’s strategic focus towards the Midas retail system. This plan is intended to transform the Company by improving profitability, enhancing the competitive position of the Midas retail system, strengthening the Company’s balance sheet and reducing the future capital requirements. This transformation encompasses sweeping changes in the way Midas dealers are supplied with genuine Midas products and other replacement auto parts, a re-definition of the service relationship between Midas dealers and their customers, and a shift in the way the Company approaches its relationship with Midas franchisees.

Certain aspects of the transformation have been completed in fiscal 2003. During the past year, the Company outsourced the wholesale distribution of genuine Midas products and other replacement parts, closed all but one of the Company’s regional distribution centers, disposed of all 77 PWI quick-delivery distribution locations through sale or closure, closed or re-franchised 34 company-operated shops, and significantly reduced corporate administrative overhead. However, other changes to the way Midas does business continue to evolve, and this process will continue during fiscal 2004. The ultimate objective of this business transformation is reflected in Midas’ 2010 vision of “4-3-2-1.” Midas management is working towards:

(4)	40% increase in Midas shop sales on a same-store basis.

(3)	Three core services: brakes, exhaust and maintenance.

(2)	Doubling of Midas dealer profits.

(1)	One Midas: The Company and Midas dealers working together as one in support of the retail system.

With these goals in mind, Midas management is committed to the Company’s mission of becoming the most trusted professional and first choice for customers’ auto service needs. The specific components of the Midas business transformation and how the Company intends to move forward are discussed in greater detail below.

Distribution Transformation

Historically, the Company supported the Midas franchise network with manufacturing of certain exhaust products and distribution of genuine Midas products and other replacement auto parts on a weekly basis to its retail shops in North America. The Company distributed these products through a network of regional wholesale parts distribution centers. Additionally, as dealers began to source more product on a just-in-time basis, the Company supported numerous Midas dealers through its network of 77 PWI quick-delivery locations. Together, these two wholesale operations provided a significant portion of the typical Midas dealer’s ongoing parts sourcing needs. However, the combined wholesale operation generated operating losses, driven by eroding sales of traditional wholesale products, especially exhaust, and start-up losses associated with newer PWI locations. Furthermore, as of the end of fiscal 2001, the Company still needed to build an additional 150 to 200 PWI locations to adequately cover Midas dealers across North America.

In response to the operating losses and significant current and future capital requirements of these wholesale operations, Midas determined that continuing to support the traditional Midas wholesale distribution operation and the growth of the PWI network was no longer financially viable, and that the parts sourcing needs of Midas system dealers could be better served by outsourcing the distribution of genuine Midas parts in the U.S. and Canada. Thus, during fiscal 2003 Midas closed its traditional Midas wholesale parts distribution and PWI quick-delivery operations and appointed AutoZone, Inc. and Uni-Select Inc. as the exclusive distributors of genuine Midas products in the U.S. and Canada, respectively. The Company’s agreements with AutoZone and Uni-Select provide for the weekly distribution of replacement parts to Midas retail shops, consistent with the service previously provided by the Company’s traditional wholesale operation. The Company believes these agreements enable Midas dealers to purchase both genuine Midas product and other replacement auto parts at favorable pricing, and provide dealers with access to just-in-time parts delivery through a broad network of quick-delivery parts distribution sites across North America.

Under the agreements with AutoZone and Uni-Select, the Company receives royalties on the sale of all products sold by AutoZone and Uni-Select to Midas dealers throughout North America. These royalties are intended to offset the cash expenses associated with the lifetime warranty issued on all genuine Midas products. Thus, through this distribution transformation process, the Company has eliminated operating losses and working capital requirements associated with the traditional Midas wholesale and PWI operations, and replaced them with product royalties that require little working capital investment.

Retail Transformation

The Midas system of retail service shops has historically operated as an under car specialist focused primarily on the replacement of exhaust, brakes, and shocks and struts. Consequently, much of the work performed by Midas shops represented one-time repair transactions. However, changes in the quality of original equipment parts and the technological complexity of automobiles over the past decade have changed the nature of automotive repair. The services performed over the lifetime of today’s vehicles are more likely to be scheduled maintenance services and light repair work. The Company’s initial response to these trends was to promote the expansion of services offered by Midas dealers. This program was known as the New Midas and was launched in fiscal 2000. While the Midas retail system made progress in broadening its services, it has not yet been successful in developing ongoing service relationships with its customers.

Going forward, Midas is focused on becoming less dependent upon one-time transactions and more focused on building long-term customer relationships. The Company intends to transform itself from a repair business that offers maintenance service, into a maintenance business that performs repairs. To this end, the Company has re-defined the core services of the Midas system to now encompass exhaust, brakes and maintenance. Midas is launching a major retail initiative in fiscal 2004 to significantly expand dealer sales of tires and related tire services. Also, the Company is currently developing a comprehensive program targeting the fleet vehicle maintenance market segment. This program is designed to leverage the national scope of the Midas system and equip dealers with the necessary tools to build sustainable fleet service revenues. Finally, the Company is developing a customer relationship marketing (CRM) program with its dealers primarily focused on increasing repeat shop visits. With these programs in place, the Company believes it will begin to drive top line sales growth in the Midas system after several years of virtually no growth on a same store basis.

Corporate Transformation

With the outsourcing of the Company’s wholesale distribution and PWI operations during fiscal 2003, Midas’ corporate direction is focused on the Midas retail system. Now and in the future, all of the Company’s operations and activities are assessed based on their contribution to the overall corporate goal of building a successful retail system in North America and the world. As part of the Company’s restructuring, all corporate positions were evaluated. Consistent with the Company’s strategic focus, there has been a significant reduction in the total number of employees across all operations, from approximately 1,900 employees at the close of fiscal 2002 to approximately 900 at the end of fiscal 2003. In addition to the decrease in the total number of employees, the nature of the work performed has changed, as existing roles have been re-defined. For example, whereas before this transformation process began the Company’s franchise system district managers were engaged in monitoring compliance with various wholesale initiatives, today their roles are squarely focused on assisting Midas franchisees and coordinating the rollout of key retail initiatives. This corporate transformation will continue to evolve based on the needs of the retail system. Midas believes it has taken the necessary steps to eliminate excess administrative expense and focus management action towards the new corporate direction.

Financial Transformation

As of fiscal year end 2002, Midas was a highly leveraged company with substantial investments in fixed assets and working capital. Midas’ wholesale distribution operations, including the traditional Midas wholesale operation and the PWI network, were both generating operating losses. The combined wholesale distribution operation had over $90 million in merchandise inventory, and the Company held more than $20 million in accounts receivable generated by wholesale activity. Furthermore, the Company maintained its investment in 12 regional distribution centers and 77 PWI locations with ongoing capital expenditures. Facing continuing losses in the wholesale operations, Midas determined that continuing to support the traditional Midas wholesale distribution operation and PWI network was no longer financially viable, and that the parts sourcing needs of Midas system dealers could be better achieved by outsourcing the distribution of genuine Midas products and other replacement parts in the U.S. and Canada. As a result, during fiscal 2003 Midas closed all but one of its regional distribution centers and disposed of all of its PWI locations through sale or closure.

The liquidation of inventory from the various wholesale operations enabled Midas to pay down more than $40 million in debt by fiscal year end 2003. In addition, the Company was able to substantially reduce accounts payable and fund costs and ongoing obligations associated with the business transformation. Write-offs associated with the business transformation process have led to a large decrease in shareholders equity. However, as of year-end fiscal 2003, the Company’s balance sheet reflects much less leverage. Going forward in 2004, total sales will decline to approximately $200 million from the more than $300 million in sales generated in fiscal 2003. On this reduced sales base Midas believes it will return to profitability in fiscal 2004, generating substantial cash flow in excess of the Company’s capital investment requirements. In the long-term, Midas management believes it can achieve 20% operating margins through the successful execution of the Company’s Vision 4-3-2-1.

Business Transformation Charges

The charges recorded in association with the Company’s business transformation process in fiscal 2003 and fiscal 2002 are summarized in the following tables:

Business transformation charges by strategic initiative

Fiscal Year	2003	2002
Disposition of Parts Warehouse, Inc.	$0.9	$39.0
Rationalization of company-operated shops	20.6	12.5
Redesign of the wholesale distribution network	69.7	3.3
Severance and administrative costs	11.4	7.5

Total business transformation charges	$102.6	$62.3

Business transformation charges by activity

Fiscal Year	2003	2002
Warranty reserve establishment	$38.5	$—
Inventory write-down	18.7	26.3
Goodwill write-off and impairment	11.4	8.8
Accounts receivable write-down	9.3	3.0
Fixed asset write-off and impairment	6.1	8.6
Severance and other separation costs	5.4	6.0
Non-recoverable lease costs	4.3	6.5
Warehouse and other closure costs	2.9	—
Financing costs	2.3	1.6
Pension asset write-down	2.0	—
Other costs	1.7	1.5

Total business transformation charges	$102.6	$62.3

Additional information regarding each of the business transformation costs listed in the above summary is presented in Note 2 of Notes to Financial Statements.

Fiscal Reporting Periods

Fiscal year 2003 was comprised of 53 weeks, while fiscal years 2002 and 2001 were comprised of 52 weeks.

Results of Operations—Fiscal 2003 Compared to Fiscal 2002

Sales and revenues for fiscal 2003 decreased $22.0 million or 6.6% from fiscal 2002 to $311.0 million.

Replacement part sales and product royalties decreased $10.0 million to $170.5 million from $180.5 million in fiscal 2002. Replacement part sales through the Company’s traditional wholesale distribution channel increased 20.8% driven primarily by the sale and liquidation of wholesale inventory in connection with the Company’s recent agreements to outsource wholesale parts distribution to AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada. Excluding the sale and liquidation of inventory related to the Company’s decision to outsource wholesale distribution, replacement part sales through the traditional channel would have decreased during fiscal 2003, consistent with long-term negative sales trends in the traditional wholesale channel, as well as reflecting the closure of all but one of the Company’s traditional wholesale warehouses by fiscal year end 2003. Replacement part sales through the Company’s PWI wholesale distribution channel, which served the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, decreased 68.1%, reflecting the closure of all 77 PWI stores during fiscal 2003.

Within the retail auto service business, franchise royalties and license fees decreased $0.6 million or 1.0% from fiscal 2002. The decrease was primarily due to a decline in international royalties and license fees due to a restructuring of the Company’s licensing agreement with Magneti Marelli S.p.A. Comparable shop sales at retail in North America were approximately flat compared to the prior year. A reduction in the Midas system total shop count from the prior fiscal year was offset by favorable Canadian currency exchange rates and an increase in franchise fees as a result of the re-franchising of 24 company-operated shops during the fiscal year. Revenues from company-operated shops declined $11.5 million, or a decrease of 21.6% from fiscal 2002. The sales decrease primarily reflects a decline in comparable shop sales of 8%, the closure of 14 under-performing shops and the re-franchising of 24 shops during fiscal 2003. The number of company-operated shops in operation at January 3, 2004 declined to 73, compared to 111 shops at the end of fiscal 2002. Revenue from real estate rentals was down $0.4 million to fiscal 2002 driven by the reduction in the Midas system shop count, partially offset by favorable Canadian currency exchange rates and rental revenue from re-franchised company-operated shops.

The Company’s gross profit margin, including business transformation charges of $57.2 million in fiscal 2003 and $26.3 million in fiscal 2002, decreased from 43.1% in fiscal 2002 to 26.1% in fiscal 2003. The Company’s gross profit margin excluding business transformation charges decreased from 51.0% in fiscal 2002 to 44.4% in fiscal 2003. This decline was primarily due to the Company’s sale of certain wholesale inventory at cost in connection with the outsourcing of traditional Midas wholesale distribution to AutoZone and Uni-Select, and the liquidation of inventory in the PWI distribution channel. The increased proportion of total sales related to franchise royalties, and royalties received on the sale of replacement parts by AutoZone and Uni-Select to Midas dealers in the U.S. and Canada, helped to somewhat offset the negative margin impact of sales related to the wholesale inventory reduction process. Lower margins in real estate primarily reflect reduced rental income on certain sales-based rental agreements, the full-year impact of depreciation associated with a sale and leaseback of certain previously owned retail properties in fiscal 2002, as well as reduced rental revenue from Midas dealers due to shop closures.

During fiscal 2003, the Company entered into supply agreements with AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada to provide weekly distribution of genuine Midas products and other automotive parts to Midas dealers throughout North America. As a result of these outsourcing arrangements, the Company no longer operates the traditional Midas wholesale distribution business in the U.S. or Canada, and the Company has ceased operations in all but one of the Company’s wholesale distribution centers. During fiscal 2003, the Company recorded an inventory write-down of $18.7 million to reduce its wholesale distribution inventory to its expected net realizable value. This write-down was recorded as a component of cost of sales. In fiscal 2002, the Company recorded a charge of $26.3 million in cost of sales to reduce the value of PWI inventory to its expected net realizable value, as the Company had committed to the liquidation of PWI prior to the close of fiscal 2002.

The Company recorded an additional business transformation charge in cost of sales during fiscal 2003 to establish a $38.5 million accrual for estimated future warranty claims. This accrual relates to warranties issued to customers in the U.S and Canada for certain exhaust and brake parts that carry a lifetime warranty. The Company had not historically maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, the Company had historically recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the outsourcing of the wholesale distribution function to AutoZone in the U.S. and Uni-Select in Canada, Midas will no longer generate sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement. Consequently, the Company recorded $38.5 million in charges to reflect its estimated liability associated with outstanding warranties in the U.S. and Canada. On a going forward basis, Midas will accrue for the expected future cost of warranty redemptions at the time of the original installation of the warranted part. This treatment will not affect cash flow associated with warranty redemptions.

Selling, general and distribution expenses for fiscal 2003 decreased $14.6 million, or 9.6% from 2002 to $137.2 million. Lower operating expenses resulted from fewer PWI stores and company-operated shops in operation, the closure of all but one of the Company’s wholesale distribution centers and a reduction in payroll expense due to administrative headcount reductions made in association with the Company’s business transformation process. However, these savings were partially offset by incremental expenses incurred during the sale and closure of PWI stores and company-operated shop locations, and higher distribution costs related to the liquidation of inventory.

During fiscal 2003, the Company recorded charges of $45.4 million as part of selling, general and distribution expenses related to the Company’s business transformation process. These charges are described above and in Note 2 of Notes to Financial Statements.

As a result of the above, the Company’s operating loss increased $57.4 million from a loss of $44.2 million in fiscal 2002 to a loss of $101.6 million in fiscal 2003. Excluding the impact of the above described business transformation charges of $102.6 million, operating income in fiscal 2003 would have been $1.0 million compared to $18.1 million in fiscal 2002 after excluding $62.3 million in business transformation charges.

Interest expense increased from $11.8 million in fiscal 2002 to $25.5 million in fiscal 2003 as a result of higher interest rates compared to the prior year, higher average debt levels, and the amortization of fees associated with the Company’s financing agreement completed on March 27, 2003.

The Company’s effective tax rate was 38.9% in both fiscal 2002 and fiscal 2003.

As a result of the above items, the Company’s net loss increased $42.6 million from a net loss of $33.6 million in fiscal 2002 to a net loss of $76.2 million in fiscal 2003.

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

Within the retail auto service business, fiscal 2002 revenues from company-operated shops increased $33.3 million over fiscal 2001. The sales increase reflects substantial growth in the average number of company-operated shops in operation during fiscal 2002, partially offset by a 0.4% decrease in comparable shop sales. Royalty revenues and license fees were down 6.8% from fiscal 2001 due to an increase in the number of company-operated shops, whose sales no longer generate royalty revenue, as well as a decline of approximately 3% in system-wide comparable shop Midas retail sales. Revenues from real estate rentals declined slightly.

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

In fiscal 2002, the Company recorded business transformation charges of $36.0 million related to the implementation of its ongoing business transformation initiatives. These charges are summarized above and described in detail in Note 2 of Notes to Financial Statements.

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

As a result of the above items, the Company’s net income decreased $46.2 million from income of $12.6 million in fiscal 2001 to a net loss of $33.6 million in fiscal 2002.

Liquidity, Financial Condition and Capital Resources

Following is a summary of the Company’s cash flows from operating, investing and financing activities for fiscal 2003 and 2002, respectively (in millions):

Fiscal Year	2003	2002
Net cash provided by (used in) operating activities	$47.1	$(27.3)
Net cash provided by (used in) investing activities	4.9	(11.6)
Net cash provided by (used in) financing activities	(45.1)	37.9

Net change in cash and cash equivalents	$6.9	$(1.0)

Midas’ cash and cash equivalents increased $6.9 million during fiscal 2003.

The Company’s operating activities generated net cash of $47.1 million during fiscal 2003 compared to $27.3 million of cash used in fiscal 2002. The year-over-year improvement in cash flow from operations of $74.4 million was primarily due to a $42.6 million decrease in net income and a $31.4 million increase in the deferred tax benefit, offset by a $30.2 million increase in business transformation costs (net of payments), a $6.5 million increase in amortization of debt discount and financing fees, and changes in assets and liabilities requiring $112.6 million less cash than the prior year. Changes in assets and liabilities generated $62.8 million of cash in fiscal 2003 compared to a use of $49.8 million in fiscal 2002. The $62.8 million source of cash in fiscal 2003 was primarily due to a $58.4 million reduction in inventory and a $3.2 million reduction in receivables required to support the substantially smaller wholesale parts distribution operation and an $18.5 million increase in accrued expenses, partially offset by a $12.8 million reduction in accounts payable. The $49.8 million use of cash in fiscal 2002 consisted primarily of a $30.2 million reduction in accounts payable due to the expiration of vendor terms granted to support the 2001 growth in inventory, a $10.7 million decrease in accrued expenses due to the timing of advertising payments, and an $8.8 million increase in accounts receivable.

Investing activities generated $4.9 million in cash during fiscal 2003 compared to using $11.6 million in cash during fiscal 2002. Fiscal 2003 investing activities primarily consisted of $1.9 million in systems development projects and other maintenance capital expenditures, offset by $7.2 million in cash generated as the result of asset sales related to the Company’s business transformation process. During fiscal 2003, the Company generated cash through a sale and leaseback of the Company’s Taunton distribution facility, the sale of certain Parts Warehouse, Inc. (“PWI”) locations and the re-franchising of certain company-operated shops. Fiscal 2002 investing activities primarily consisted of ongoing systems development and capital expenditures to upgrade 72 company-operated shops acquired during the fourth quarter of fiscal 2001.

Net cash used in financing activities was $45.1 million in fiscal 2003, compared to net cash generated of $37.9 million during fiscal 2002. In fiscal 2003, the Company issued 1.0 million warrants in connection with the debt restructuring discussed below. These warrants were valued at $5.0 million and recorded as an increase in paid-in capital. Additionally, the Company had a net reduction in debt and lease obligations of $45.3 million and paid $4.8 million for debt financing fees. In fiscal 2002, the cash was primarily generated through an increase in net borrowings, including the incurrence of a finance lease obligation related to the sale and leaseback of 77 owned properties. The Company suspended the payment of dividends to shareholders in 2002 and does not expect that it will resume dividend payments in the near future.

During fiscal 2003, the Company improved liquidity through the refinancing of its prior debt structure. As of December 28, 2002, the Company had a five-year, revolving credit facility with a syndicate of commercial banks and financial institutions that enabled the Company to borrow funds at variable interest rates on a revolving credit basis up to an aggregate principal amount of $100 million. The first $87.5 million of borrowings under this facility was unsecured, while borrowings above $87.5 million were secured by certain domestic assets of the Company. The Company also had $45 million of unsecured debt outstanding with a fixed rate of 6.89%. Annual principal payments of $15 million were due each year on April 15th with the final maturity on April 15, 2005. The Company’s former revolving credit facility was scheduled to expire in January 2003. Prior to its expiration, the lenders extended the maturity date to March 31, 2003. On March 27, 2003, the Company entered into a comprehensive debt restructuring with its existing lenders. Under the terms of the debt restructuring, the Company retired both its $100 million revolving credit facility as well as its $45 million unsecured notes. Due to the refinancing of the Company’s debt in March 2003, all debt was classified as long-term in the December 28, 2002 balance sheet.

The replacement facilities reflected an aggregate commitment of $172.5 million and consisted of a $40 million revolving loan facility, a $92.5 million Term Loan A, and a $40 million Term Loan B. The new facilities were secured by substantially all of the assets of the Company and were scheduled to expire on October 3, 2004. Interest on the revolving loan was payable monthly at the prime rate plus 2.75% or LIBOR plus 3.75%. Interest on a portion of the Term Loan A was fixed at 7.67%, while interest on the balance of the Term Loan A was payable monthly at the prime rate plus 5.0% or LIBOR plus 6.0%. The interest rate on the Term Loan B was fixed at 12% cash interest paid monthly plus 6% paid-in-kind (“PIK”), which was added to principal and due at maturity.

Availability under the revolving credit facility was based on a borrowing base, which took into consideration the Company’s inventory and accounts receivable levels. The revolving credit facility was senior to both the Term Loan A and Term Loan B.

In connection with the fiscal 2003 debt restructuring, the Company issued detachable warrants to its existing lenders for 1.0 million shares of the Company’s common stock. Fifty percent of the warrants (500,000) were immediately exercisable upon the consummation of the debt agreement. A provision in the debt agreement allowed the Company to reclaim the other fifty percent of the warrants if it achieved certain financial objectives on or before January 3, 2004. In December 2003, the Company met the financial objectives and fifty percent of the warrants (500,000) were automatically cancelled on January 5, 2004. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to the tenth anniversary of issuance. As of January 3, 2004, a total of 181,603 warrants of the 500,000 warrants have been exercised.

The above-described March 2003 debt refinancing provided the Company with the financial flexibility to implement certain business transformation initiatives in order to improve operating performance, reduce debt and reduce interest expense. These initiatives included the disposition of PWI, the closing and re-franchising of certain company-operated shops, and the closing of all but one wholesale distribution center. The implementation of these initiatives has been substantially completed. The Company generated increased cash flow from these actions and expects to further improve cash flow and reduce debt during fiscal 2004 as a direct consequence of the restructuring programs.

On March 16, 2004, the Company entered into a new three-year, $115 million credit facility to refinance its existing debt facility. The new debt facility is comprised of a $55 million revolving credit facility and a $60 million term loan. The new facilities are secured by substantially all of the assets of the Company and expire on March 16, 2007. Under the terms of the debt refinancing, the Company retired its former $40 million revolving credit facility as well as its Term A and Term B loans. The refinancing will result in a loss on extinguishment of debt of approximately $4.8 million as a result of the write-off of unamortized debt discount and financing fees. Due to the refinancing of the Company’s debt in March 2004, all debt was classified as long-term in the January 3, 2004 balance sheet.

Interest on the $55 million revolving loan is initially payable monthly at LIBOR plus 3.25%. Interest on the $60 million term loan is initially payable monthly at LIBOR plus 3.5%. The interest rates float based on the underlying rate of LIBOR and the Company’s leverage. Availability under the revolving credit facility is not predicated on a borrowing base. The term loan requires quarterly principal payments of $1.25 million on July 2, 2004 and $2.5 million thereafter. In addition, the term loan must be prepaid by an amount equal to: (i) 100% of equity issued, or (ii) 75% of any material asset proceeds in excess of $1 million (other than the sale of inventory in the normal course of business), or (iii) 50% of any excess cash flow as provided for by the agreement.

The new facilities require maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. In order to manage its interest rate risk, the Company expects to enter into interest rate swap agreements during fiscal 2004 that will convert a portion of its new debt facility from a floating interest rate into a fixed interest rate.

With the new debt agreement in place, the Company believes it has sufficient access to liquidity to move forward and execute the Company’s strategic initiatives.

Contractual Obligations

The following table reflects the Company’s contractual obligations under long-term debt and lease agreements as of January 3, 2004:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short and long-term debt	$94.1	$6.3	$20.0	$67.8	$—
Capital lease obligations	7.4	0.9	2.1	1.9	2.5
Finance lease obligations	38.3	0.8	1.8	2.2	33.5
Operating leases	179.0	31.7	54.8	36.5	56.0
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$318.8	$39.7	$78.7	$108.4	$92.0

In addition to the amounts shown above, the Company has $4.8 million outstanding on standby letters of credit that expire in 2004. The Company expects to renew the letters of credit under similar terms. Additionally, the Company is contingently liable for a portion of loans made to certain franchisees by a third party lender. The maximum loss exposure was $2.5 million at fiscal year end 2003. Since the inception of this program in 1998, Midas has incurred losses of $0.9 million under this arrangement. As of January 3, 2004, cash payments of $0.2 million had been made to offset losses on the program, with additional cash payments of $0.7 million to be made during fiscal 2004.

Additionally, Midas is due rental revenue in the amounts shown below under sublease agreements on leased properties and rental agreements on owned properties:

	Rental Revenue Due to Midas by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In millions)
Rental revenue commitments on leased properties	$157.8	$26.4	$45.7	$31.4	$54.3
Rental revenue commitments on owned properties	125.0	9.5	16.7	15.7	83.1

Total rental revenue commitments	$282.8	$35.9	$62.4	$47.1	$137.4

Critical Accounting Policies and Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those accounting principles. Due to the type of industry in which the Company operates and the nature of its business, and the Company’s existing business transformation process, the following accounting policies are those that management believes are most important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Prior to fiscal 2003, the Company had not maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, the Company recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the fiscal 2003 outsourcing of the Midas distribution function to AutoZone, Inc. in the U.S., and Uni-Select Inc. in Canada, Midas no longer generates sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement. Consequently, the Company recorded charges during fiscal 2003 to reflect its estimated liability associated with outstanding warranties in the U.S. and Canada. On a going forward basis, Midas will accrue for the expected future cost of warranty redemptions at the time of the original installation of the warranted part based on the method described above. This treatment will not affect cash flow associated with warranty redemptions in either the U.S or Canada.

Inventory Valuation

As a manufacturer and distributor of certain automotive aftermarket parts, inventory has historically represented a substantial portion of the total assets of the Company. Inventories are valued at the lower of cost or net realizable value. Inventory cost is determined using the weighted-average cost method, which approximates the first-in, first-out method. Additionally, the Company periodically evaluates the carrying value of its inventory to assess the proper valuation. This includes having adequate accruals to cover losses in the normal course of operation, provide for excess and obsolete inventory, and ensure that inventory is valued at the lower of cost or market. In performing this evaluation the Company considers historical data such as actual loss experience, past and projected usage, and actual margins generated from sales of its products.

During fiscal 2003, the Company sold and liquidated inventory in connection with the implementation of its ongoing business transformation. The Company recorded charges in fiscal 2002 and fiscal 2003 to write-down certain inventories to their net realizable value as a result of the disposition of PWI and the outsourcing of the Company’s wholesale parts distribution operation. In assessing the net realizable value of the inventory that was to be sold and liquidated during fiscal 2003, the Company considered original cost, past and projected usage, independent third party appraisals and offers made by potential buyers.

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees and suppliers, rents and other amounts. The future collectibility of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it feels may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its franchisees and other customers. Where the Company becomes aware of a customer’s inability to meet its financial obligations (e.g. where it is in financial distress or has filed for bankruptcy), the Company specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of receivables is performed on a quarterly basis.

In connection with the disposal of the PWI business and the exit of the Midas wholesale distribution business, in valuing outstanding receivable balances the Company also considered the reduced collection efforts that result from the closings as well as the increased likelihood that customers will not pay amounts due.

Pensions

The Company has non-contributory defined benefit pension plans covering certain of its employees. The Company’s funding policy for the U.S. plan is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Act of 1974, plus any additional amounts the Company may deem to be appropriate. The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in the financial statements be determined on an actuarial basis. A minimum liability is required to be established on the balance sheet representing the amount of unfunded accrued pension cost. This represents the difference between the accumulated benefit obligation and the fair value of plan assets. When it is necessary to establish an additional minimum pension liability, an amount is recorded as an intangible asset limited to unrecognized prior service cost. Any amount in excess of unrecognized prior service cost is recorded as a reduction to shareholders’ equity through cumulative other comprehensive income, net of tax, in the balance sheet. As of January 3, 2004, the Company has recorded an intangible pension asset of $0.3 million and an accumulated reduction to shareholders’ equity of $8.1 million, net of taxes.

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

Second, the Company must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the accumulated and projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent year. In determining this rate the Company looks at its historical and expected rates of annual salary increases. See Note 9 of Notes to Financial Statements for a listing of the rates of increase in compensation levels used by year.

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred under SFAS No. 87 and is recognized to net periodic pension cost over a five-year period. See Note 9 of Notes to Financial Statements for a listing of the expected long-term rates used by year. The Company assumed a long-term rate of return of 8.5% on pension assets in fiscal 2003 and 9.5% in fiscal 2002, but experienced a gain of $8.7 million in fiscal 2003 and a loss of $4.1 million in fiscal 2002.

Carrying Values of Goodwill and Long-Lived Assets

Goodwill represents the amount paid in consideration for an acquisition in excess of the fair value of assets acquired. In accordance with SFAS No. 142, the Company did not amortize goodwill for new acquisitions made after June 30, 2001. For acquisitions prior to that date, the Company continued to amortize goodwill through the end of fiscal 2001. The Company conducts tests for impairment of goodwill annually or more frequently if circumstances indicate that the asset might be impaired. The Company compares the implied fair values of the reporting unit’s goodwill with the carrying amount. If the carrying values of the reporting unit’s goodwill exceeds the implied fair values of the goodwill, the carrying values are adjusted for the differences between the fair values and the carrying values. The key assumptions management makes in determining whether goodwill may be impaired include a projection of the cash flows associated with an acquired business and a determination of the appropriate weighted average cost of capital used to discount those cash flows.

Midas evaluates the carrying values of its long-lived assets to be held and used in the business by reviewing undiscounted cash flows by reporting unit. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying values of the assets, the carrying values are adjusted for the differences between the fair values and carrying values. Additionally, in the case of fixed assets related to locations that will be closed or sold, the Company writes down fixed assets to their estimated recovery value.

The Company’s evaluation of the carrying value of goodwill and other long-lived assets as of the end of fiscal 2003 indicated that an impairment existed with respect to the goodwill and long-lived assets used in company-operated shops. These shops continue to perform significantly below management’s expectations. As a result, the Company recorded an impairment charge of $9.4 million to goodwill and $2.0 million to long-lived assets.

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at January 3, 2004. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of January 3, 2004, the Company had recorded a valuation allowance of $2.2 million against certain state income tax net operating loss carryovers and certain foreign tax credits because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized.

Self-Insurance Reserves

Historically, the Company has been largely self-insured with respect to workers compensation, general liability, and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average monthly claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review.

Impact of New Accounting Standards

On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The provisions of the Statement change the classification of certain freestanding financial instruments that are now classified as equity. Generally, the Statement is effective for financial instrument arrangements entered into or modified after May 31, 2003. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of SFAS 150 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIE’s”) created after December 31, 2003. For variable interests in VIE’s created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIE’s that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

FIN 46R specifically allows for certain franchisors to not adopt the above described provisions of FIN 46 when the franchisees have sufficient decision-making authority that enables them to impact the operations and success of the franchise. Midas management believes Midas franchisees possess this threshold level of decision-making authority and therefore does not treat any of its franchised or licensed shops as VIE’s.

In December 2003, FASB Statement No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company’s disclosure in Note 9 of Notes to Financial Statements incorporates the requirements of Statement 132 (revised).

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

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by the expected maturity dates. The actual cash flows for each instrument are denominated and presented in U.S. dollar equivalents (in millions), which is the Company’s reporting currency.

Expected Maturity Date	2004	2005	2006	Total	Fair Value
Long-term debt:
Revolving credit facility (variable rate)	$—	$—	$—	$—	$—
Average interest rate	6.45%	—	—	—
Secured debt (variable rate)	$64.7	$—	$—	$64.7	$64.7
Average interest rate	7.57%	—	—	7.57%
Secured debt (fixed rate)	$29.4	$—	$—	$29.4	$29.4
Average interest rate	18.00%	—	—	18.00%

The interest rate on the fixed rate secured debt was fixed at 12% cash interest paid monthly plus 6% paid-in-kind (“PIK”), which was added to principal and due at maturity. As of January 3, 2004, the Company’s revolving credit facility had no borrowings.

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

(b) Changes in internal controls over financial reporting.

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this item, which is set forth under the headings “Proposal 1: Election Of Directors,” “Meetings and Committees of the Board” and “Beneficial Ownership of Common Stock—Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement (the “2004 Proxy Statement”) for the Annual Meeting of Shareholders to be held on May 11, 2004, is incorporated herein by reference.

The Company has adopted a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial officer, and principal accounting officer (controller). The text of the Company’s code of ethics is posted on its website at www.midas.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics for executive officers and directors on the Company’s website within five business days following the date of such amendment or waiver. Stockholders may request a free copy of the code of ethics from:

Alvin K. Marr

Corporate Secretary

Midas, Inc.

1300 Arlington Heights Road

Itasca, IL 60143

Telephone: (630) 438-3000

Midas has also adopted written charters for its Audit and Finance, Compensation and Corporate Governance and Nominating Committees, and Corporate Governance Guidelines, all of which are posted on the Company’s website at www.midas.com. Stockholders may request a free copy of the charters and guidelines from the address or telephone number set forth above.

Item 11.    Executive Compensation

Information required by this item, which is set forth under the headings “Election of Directors—Compensation of Directors” and “Executive Compensation and Other Information” in the 2004 Proxy Statement, is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table gives information about Midas’ common stock that may be issued under the Company’s equity compensation plans as of January 3, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders [1,2]	1,344,871	$13.44	507,105
Equity compensation plans not approved by security holders [3,4,5]	713,300	8.64	509,845

Total	2,058,171	$11.77	1,016,950

1	Includes the Midas Stock Incentive Plan and the Midas Directors’ Deferred Compensation Plan.
2	The Midas Directors’ Deferred Compensation Plan was adopted in 2002. This plan provides non-officer directors the option of using their Board and Board Committee annual retainer and meeting attendance fees from the Company to purchase shares of the Company’s Common Stock, or of deferring receipt of such fees in the form of cash units and units representing shares of Common Stock. The Plan provides for a 100,000 maximum aggregate number of shares. The Company’s intention is to use treasury shares for such purposes. No shares have been issued under this plan. All current fees and other compensation for directors are outlined in the 2004 Proxy Statement.
3	Includes the Midas Treasury Stock Plan and non-qualified stock options issued to employees as an inducement to their initial employment.
4	The Midas Treasury Stock Plan, adopted in 2002, authorizes the issuance of up to 400,000 shares of Midas common stock held in Treasury pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. No grants have been made under this plan.
5	The Company issues non-qualified stock options to certain individuals in order to induce them to accept employment with the Company. Pursuant to the rules of the New York Stock Exchange, options issued under this program are not considered part of the Midas Stock Incentive Plan and are not deducted from the number of securities remaining available for future issuance. As of January 3, 2004, options for a total of 713,300 shares were outstanding. These options have a ten-year term and vest over a period of five years commencing from the date of grant.

Information required by Item 403 of Regulation S-K, which is set forth under the heading “Beneficial Ownership of Common Stock” in the 2004 Proxy Statement, is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by this item, which is set forth under the heading “Indebtedness of Management” in the 2004 Proxy Statement, is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Information required by this item, which is set forth under the heading “Principal Accounting Firm Fees” in the 2004 Proxy Statement, is incorporated herein by reference.

Pursuant to its written charter, the Audit Committee, or a subcommittee thereof comprised of one or more independent directors, is responsible for pre-approving all audit and permitted non-audit services to be performed for Midas by its independent auditors. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by Midas’s independent auditor. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report, for information purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1.	Financial Statements

See Index to Financial Statements on Page F-1.

	2.	Financial Statement Schedules

See Index to Financial Statements on Page F-1.

(b)	Reports on Form 8-K

During the fourth quarter of fiscal 2003, Midas furnished the Securities and Exchange Commission (SEC) a Current Report on Form 8-K dated October 30, 2003, reporting Midas’ third quarter fiscal 2003 earnings under Item 12 – Results of Operations and Financial Condition, and furnished the SEC a Current Report on Form 8-K dated December 19, 2003, under Item 12 – Results of Operations and Financial Condition, reporting the achievement of certain debt reduction targets allowing the Company to reclaim 500,000 in common stock warrants.

(c)	Exhibits

Exhibit No.	Description
3(i).1	Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to Midas, Inc. Registration Statement on Form 10/A No. 3 (Post-Effective Amendment No. 1) (Commission File No. 1-13409) (the “Form 10”)).

3(i).2	Certificate of Amendment of the Certificate of Incorporation, dated December 30, 1997 (incorporated by reference to Exhibit 3(i).2 to the Form 10).

3(ii)	By-Laws (as amended December 31, 1997) (incorporated by reference to Exhibit 4.4 to Midas, Inc. Registration Statement on Form S-8 relating to its Retirement Savings Plans (Registration No. 333-44625) (the “RSP Form S-8”)).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the RSP Form S-8).

4.2	Rights Agreement, dated as of December 31, 1997, between Midas, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.5 to the RSP Form S-8).

4.7	First Amendment to Rights Agreement, dated as of May 12, 1999, between Midas, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit to the Midas, Inc. Registration Statement on Form 10/A No. 4).

4.18	Loan and Security Agreement, dated as of March 27, 2003, by and among Midas, Inc. and its subsidiaries, Bank One, NA, as Administrative Agent, and the other Lenders named therein (incorporated by reference to Exhibit 4.18 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

4.19	Note, Guaranty and Security Agreement, dated as of March 27, 2003, by and among Midas, Inc. and its subsidiaries, U.S. Bank, National Association, as Collateral Agent, and the Noteholders named therein (incorporated by reference to Exhibit 4.19 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

4.20	Intercreditor Agreement by and among the Lenders named in the Loan and Security Agreement and the Noteholders named in the Note, Guaranty and Security Agreement, as acknowledged by Midas, Inc. and its subsidiaries, all dated as of March 27, 2003 (incorporated by reference to Exhibit 4.20 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

Exhibit No.	Description

4.21	Warrant Agreement, dated as of March 27, 2003, by and among Midas, Inc. and the Warrant Holders named therein (incorporated by reference to Exhibit 4.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

4.22	Second Amendment to Rights Agreement, dated as of November 11, 2003, between Midas, Inc. and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit to 4.22 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003).

4.23	Amended and Restated Credit Agreement, dated as of March 16, 2004, among Midas International Corporation and the other Borrowers named therein, the Lenders named therein, Bank One, NA, as Agent, National City Bank of Michigan/Illinois, as Syndication Agent and LaSalle Bank National Association, as Documentation Agent.

4.24	Amended and Restated Pledge and Security Agreement, dated as of March 16, 2004, among Midas, Inc. and each of the Subsidiaries named therein, and Bank One, NA, as Agent for the Lenders.

4.25	Amended and Restated Guaranty Agreement, dated as of March 16, 2004, among Midas, Inc. and each of the Subsidiaries named therein, and Bank One, NA, as Agent, for the benefit of the Lenders.

4.26	Amended and Restated Security Agreement, dated March 16, 2004, among Midas, Inc. and the Subsidiaries named therein, and Bank One, NA, as Agent for the Lenders.

10.1	Distribution and Indemnity Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Midas, Inc. Current Report on Form 8-K dated January 30, 1998 (the “Form 8-K”)).

10.2	Tax Sharing Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.2 to the Form 8-K).

10.3*	Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Stock Incentive Plan (Registration No. 333-44797)).

10.4*	Form of Option Agreement (incorporated by reference to Exhibit 10.4 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 26, 1998).

10.5*	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 20, 1997 (File No. 01-13409)).

10.6*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Midas, Inc.’s Registration Statement on Form 10/A No.1 (Commission File No. 01-13409)).

10.8*	Form of Restricted Stock Agreement and promissory note (incorporated by reference to Exhibit 10.8 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 26, 1998).

10.10*	Form of Option Grant Agreement for options issued outside of the Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 (Registration No. 333-74094)).

10.11*	Form of Change in Control Agreement for executive officers participating in Midas, Inc Executive Stock Ownership Program (Mr. Warzecha) (incorporated by reference to Exhibit 10.11 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 29, 2001).

10.14*	Compensation and Reimbursement Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.14 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

Exhibit No.	Description

10.15*	Compensation Agreement with former President and acting Chief Executive Officer (incorporated by reference to Exhibit 10.15 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.16*	Form of Retention Agreement with certain executive officers (Messrs. Guzik, Shaneyfelt, Warzecha and Marr) (incorporated by reference to Exhibit 10.16 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.17*	Option Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.17 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.18*	Restricted Stock Award Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.18 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.19*	Employment Confirmation Letter with President and Chief Executive Officer (incorporated by reference to Exhibit 10.19 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.20*	Option Agreement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.20 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.21*	Restricted Stock Award Agreement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.22*	Treasury Stock Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Treasury Stock Plan (Registration No. 333-89226).

10.23*	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Directors’ Deferred Compensation Plan (Registration No. 333-101559)).

10.24	Supply Agreement dated as of April 2, 2003, by and among Midas International Corporation, Parts Warehouse, Inc. and AutoZone, Inc. (incorporated by reference to Exhibit to 10.24 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003).

10.25	Amendment to Agreement for Strategic Alliance and License Agreement dated as of March 14, 2003, by and between Midas International Corporation and Magneti Marelli Services S.p.A., which amends the Agreement for Strategic Alliance and License Agreement dated as of October 1, 1998, between Midas International Corporation and Magneti Marelli S.p.A. (incorporated by reference to Exhibit 10.25 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003).

21	Subsidiaries of Midas, Inc.

23	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

32.1	Section 1350 Certifications.

*	Management Compensatory Plan or Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of March 2004.

MIDAS, INC.

By:	/s/ WILLIAM M. GUZIK
William M. Guzik Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the Registrant, this 18th day of March 2004.

Signature	Title

/s/ ROBERT R. SCHOEBERL Robert R. Schoeberl	Chairman of the Board of Directors

/s/ ALAN D. FELDMAN Alan D. Feldman	President, Chief Executive Officer and Director (principal executive officer)

/s/ WILLIAM M. GUZIK William M. Guzik	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ JAMES M. HAEGER, JR. James M. Haeger, Jr.	Vice President and Controller (principal accounting officer)

/s/ THOMAS L. BINDLEY Thomas L. Bindley	Director

/s/ ARCHIE R. DYKES Archie R. Dykes	Director

/s/ JAROBIN GILBERT, JR. Jarobin Gilbert, Jr.	Director

/s/ DIANE L. ROUTSON Diane L. Routson	Director

MIDAS

Financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

REPORT OF MANAGEMENT

Midas management has prepared the accompanying financial statements and related information included herein for fiscal years 2003, 2002, and 2001. The report of KPMG LLP, the Company’s independent auditors, on those financial statements is included herein. The primary responsibility for the integrity of the financial information included in this annual report rests with management. Such information was prepared in accordance with accounting principles generally accepted in the United States of America as appropriate in the circumstances based on our best estimates and judgments.

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

William M. Guzik

Senior Vice President and Chief Financial Officer

March 18, 2004

INDEPENDENT AUDITORS’ REPORT

The	Board of Directors and Shareholders
Midas,	Inc.:

We have audited the accompanying balance sheets of Midas as of fiscal year end 2003 and 2002 and the related statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2003, 2002, and 2001. These financial statements are the responsibility of Midas’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midas as of fiscal year end 2003 and 2002, and the results of operations and cash flows for fiscal years 2003, 2002, and 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Chicago, Illinois

February 26, 2004, except as to Note 3,

which is as of March 18, 2004.

MIDAS

STATEMENTS OF OPERATIONS

(In millions, except for earnings and dividends per share)

Fiscal Year	2003	2002	2001
Sales and revenues:
Replacement part sales and product royalties	$170.5	$180.5	$206.6
Franchise royalties and license fees	60.9	61.5	66.0
Company-operated shop retail sales	41.7	53.2	19.9
Real estate rental revenues	36.2	36.6	38.0
Other	1.7	1.2	1.0

Total sales and revenues	311.0	333.0	331.5

Cost of sales and revenues:
Replacement part cost of sales	130.9	117.6	135.1
Company-operated shop cost of sales	9.6	11.8	4.6
Real estate cost of revenues	21.2	19.2	19.8
Warranty expense	11.1	14.5	17.3
Business transformation charges (warranty reserve)	38.5	—	—
Business transformation charges (inventory write-down)	18.7	26.3	—

Total cost of sales and revenues	230.0	189.4	176.8

Gross profit	81.0	143.6	154.7
Selling, general, and distribution expenses	137.2	151.8	120.8
Business transformation charges	45.4	36.0	4.8

Operating income (loss)	(101.6)	(44.2)	29.1
Interest expense	(25.5)	(11.8)	(9.0)
Other income, net	2.4	1.0	0.5

Income (loss) before income taxes (benefit)	(124.7)	(55.0)	20.6
Income taxes (benefit)	(48.5)	(21.4)	8.0

Net income (loss)	$(76.2)	$(33.6)	$12.6

Earnings (loss) per share:
Basic	$(4.93)	$(2.25)	$0.85

Diluted	$(4.93)	$(2.25)	$0.85

Dividends per common share	$.00	$.00	$.08

Average number of shares
Common shares outstanding	15.1	15.0	14.9
Common stock warrants	0.4	—	—

Shares applicable to basic earnings	15.5	15.0	14.9
Equivalent shares on outstanding stock options	—	—	—

Shares applicable to diluted earnings	15.5	15.0	14.9

See accompanying notes to financial statements.

MIDAS

BALANCE SHEETS

(In millions)

Fiscal Year End	2003	2002
Assets:
Current assets:
Cash and cash equivalents	$7.4	$0.5
Receivables, net	41.4	50.7
Inventories, net	14.5	94.6
Deferred income taxes	13.9	33.7
Other current assets	9.9	17.1

Total current assets	87.1	196.6
Property and equipment, net	131.7	155.1
Intangible assets	0.3	12.3
Deferred income taxes	56.1	—
Other assets	8.2	6.7

Total assets	$283.4	$370.7

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$8.0	$1.6
Accounts payable	13.7	26.5
Accrued expenses	47.5	29.6

Total current liabilities	69.2	57.7
Long-term debt	85.2	132.8
Obligations under capital leases	6.5	7.4
Finance lease obligation	37.5	38.3
Deferred income taxes	—	13.6
Accrued warranty	33.8	0.5
Other liabilities	15.1	15.8

Total liabilities	247.3	266.1

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.5 million shares and 17.3 million shares issued) and paid-in capital	23.8	21.9
Treasury stock, at cost (2.2 million shares and 2.3 million shares)	(49.6)	(53.7)
Unamortized restricted stock awards	(1.3)	(1.0)
Retained income	74.8	151.0
Cumulative other comprehensive loss	(11.6)	(13.6)

Total shareholders’ equity	36.1	104.6

Total liabilities and equity	$283.4	$370.7

See accompanying notes to financial statements.

MIDAS

STATEMENTS OF CASH FLOWS

(In millions)

Fiscal Year	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(76.2)	$(33.6)	$12.6
Adjustments reconciling net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15.1	16.0	14.4
Amortization of debt discount and financing fees	7.0	0.5	0.3
Business transformation charges (warranty reserve)	38.5	—	—
Business transformation charges (inventory write-down)	18.7	26.3	—
Business transformation charges	45.4	36.0	4.8
Cash outlays for business transformation costs	(14.3)	(4.2)	(0.9)
Deferred income taxes	(49.9)	(18.5)	6.6
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions:
Receivables	3.2	(8.8)	0.7
Inventories	58.4	(1.6)	(40.4)
Accounts payable	(12.8)	(30.2)	25.4
Accrued expenses	18.5	(10.7)	5.3
Other	(4.5)	1.5	(2.9)

Net cash provided by (used in) operating activities	47.1	(27.3)	25.9

Cash flows from investing activities:
Capital investments	(1.9)	(11.2)	(25.2)
Cash paid for acquired businesses	(0.4)	(0.4)	(27.6)
Proceeds from sales of assets	7.2	—	—

Net cash provided by (used in) investing activities	4.9	(11.6)	(52.8)

Cash flows from financing activities:
Net decrease in short-term debt	—	(0.1)	(3.1)
Net borrowings (repayments) under revolving lines of credit	—	(0.5)	33.2
Principal payments of long-term debt	(43.7)	—	—
Issuance of stock warrants in connection with refinancing	5.0	—	—
Payments for debt financing fees	(4.8)	—	—
Payment of obligations under capital leases	(0.8)	(0.8)	(0.8)
Finance lease obligation borrowings	—	39.6	—
Payment of obligations under finance lease	(0.8)	(0.5)	—
Cash received for common stock	0.2	0.4	0.3
Cash paid for treasury shares	(0.2)	(0.2)	(1.5)
Dividends paid to shareholders	—	—	(1.5)

Net cash provided by (used in) financing activities	(45.1)	37.9	26.6

Net change in cash and cash equivalents	6.9	(1.0)	(0.3)
Cash and cash equivalents at beginning of period	0.5	1.5	1.8

Cash and cash equivalents at end of period.	$7.4	$0.5	$1.5

See accompanying notes to financial statements.

MIDAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Notes Receivable From Common Stock Sold to Officers	Unamortized Restricted Stock Awards	Retained Income	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Current	Cumulative
Fiscal year end 2000	17.3	$24.6	(2.3)	$(55.6)	$(6.1)	$(1.8)	$173.2		$(5.9)
Restricted stock awards	—	(2.0)	0.1	3.4	—	(1.4)	—	$—	—
Purchase of treasury shares	—	—	(0.1)	(1.5)	—	—	—	—	—
Stock option transactions	—	(0.3)	—	0.7	—	—	—	—	—
Retirement of notes receivable from officers	—	—	—	—	2.0	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	—	0.7	—	—	—
Net income	—	—	—	—	—	—	12.6	12.6	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	—	(1.3)	(1.3)

Comprehensive income	—	—	—	—	—	—	—	$11.3	—

Dividends paid to shareholders	—	—	—	—	—	—	(1.2)		—

Fiscal year end 2001	17.3	22.3	(2.3)	(53.0)	(4.1)	(2.5)	184.6		(7.2)
Restricted stock awards	—	(0.9)	0.1	1.3	—	(0.4)	—	$—	—
Purchase of treasury shares	—	—	—	(0.2)	—	—	—	—	—
Stock option transactions	—	(0.1)	—	0.3	—	—	—	—	—
Forfeiture of restricted stock awards	—	0.6	(0.1)	(2.1)	—	1.5	—	—	—
Retirement of notes receivable from officers	—	—	—	—	1.2	—	—	—	—
Reclassification of notes receivable from officers due to officer resignation	—	—	—	—	2.5	—	—	—	—
Reserve for collectibility of officer notes	—	—	—	—	0.4	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	—	0.4	—	—	—
Net loss	—	—	—	—	—	—	(33.6)	(33.6)	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	—	0.3	0.3
—minimum pension liability	—	—	—	—	—	—	—	(6.7)	(6.7)

Comprehensive loss	—	—	—	—	—	—	—	$(40.0)	—

Fiscal year end 2002	17.3	21.9	(2.3)	(53.7)	—	(1.0)	151.0		(13.6)
Restricted stock awards	—	(3.0)	0.1	4.4	—	(1.4)	—	$—	—
Purchase of treasury shares	—	—	—	(0.2)	—	—	—	—	—
Stock option transactions	—	(0.1)	—	0.3	—	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	—	0.3	—	—	—
Forfeiture of restricted stock awards	—	—	—	(0.4)	—	0.4	—	—	—
Issuance of stock warrants	—	5.0	—	—	—	—	—	—	—
Exercise of stock warrants	0.2	—	—	—	—	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	—	0.4	—	—	—
Net loss	—	—	—	—	—	—	(76.2)	(76.2)	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	—	3.4	3.4
—minimum pension liability	—	—	—	—	—	—	—	(1.4)	(1.4)

Comprehensive loss	—	—	—	—	—	—	—	$(74.2)	—

Fiscal year end 2003	17.5	$23.8	(2.2)	$(49.6)	$—	$(1.3)	$74.8		$(11.6)

See accompanying notes to financial statements.

MIDAS

NOTES TO FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Midas, Inc. (“Midas” or the “Company”) provides retail automotive services principally through franchised or licensed shops in the U.S., Canada, Europe and other countries. Midas also manufactures exhaust system components for distribution to U.S. and Canadian (hereinafter referred to as “North American”) franchisees and other automotive aftermarket customers. The consolidated financial statements presented herein include Midas, Inc. and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2002 and fiscal 2001 financial statements in order to provide consistency with the fiscal 2003 results. These reclassifications did not affect previously reported operating income, net income or earnings per share.

Fiscal Periods

Fiscal year 2003 ended on January 3, 2004 and consisted of 53 weeks. Fiscal year 2002 ended on December 28, 2002 and consisted of 52 weeks. Fiscal year 2001 ended on December 29, 2001 and consisted of 52 weeks.

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

Fair Value of Financial Instruments

Midas’ financial instruments include cash and cash equivalents, receivables, accounts payable, and long-term debt. At fiscal year-end 2002, the fair value of unsecured debt exceeded its carrying value by approximately $1.9 million. As a result of the Company’s refinancing in March 2003, this unsecured debt was replaced by a secured facility for which no public market exists. The carrying amounts of the other financial assets and liabilities approximate fair values because of the short maturities of those instruments.

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees and suppliers, rents and other amounts. The future collectibility of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it feels may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its franchisees and other customers. Where the Company

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

becomes aware of a customer’s inability to meet its financial obligations (e.g. where it is in financial distress or has filed for bankruptcy), the Company specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of receivables is performed on a quarterly basis.

In connection with the disposal of the Parts Warehouse, Inc. (“PWI”) business and the exit of the Midas wholesale distribution business, in valuing outstanding receivable balances the Company also considered the reduced collection efforts that result from the closings as well as the increased likelihood that customers will not pay amounts due.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Inventory cost is determined using the weighted-average cost method, which approximates the first-in, first-out method. During fiscal 2003, the Company sold and liquidated inventory in association with the implementation of its ongoing business transformation. The Company recorded charges in fiscal 2002 and fiscal 2003 to write-down certain inventories to their net realizable value as a result of the disposition of PWI and the outsourcing of the Company’s wholesale parts distribution operation. In assessing the net realizable value of the inventory that was to be sold and liquidated during fiscal 2003, the Company considered original cost, past and projected usage, independent third party appraisals and offers made by potential buyers.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at January 3, 2004. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of January 3, 2004, the Company had recorded a valuation allowance of $2.2 million against certain state income tax net operating loss carryovers and certain foreign tax credits because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized.

Self-Insurance Reserves

Historically, the Company has been largely self-insured with respect to workers compensation, general liability, and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average monthly claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review.

Carrying Value of Goodwill and Long-Lived Assets

Goodwill represents the amount paid in consideration for an acquisition in excess of the fair value of assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company did not amortize goodwill for new acquisitions made after June 30, 2001. For acquisitions prior to that date, the Company continued to amortize goodwill through the end of fiscal 2001. The Company conducts tests for impairment of goodwill annually or more frequently if circumstances indicate that an asset might be impaired. An impairment loss is recognized to the extent that an asset’s carrying amount exceeds its fair value.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, are reviewed for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by reviewing the undiscounted cash flows expected to be generated by the asset. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying values of the assets, the carrying values are adjusted for differences between the asset fair values and the carrying values. Fixed assets held for sale are separately disclosed and reported at the lower of the carrying amount or fair value, less costs to sell. Assets held for sale are no longer depreciated.

The Company’s evaluation of the carrying value of goodwill and other long-lived assets as of the end of fiscal 2003 indicated that an impairment existed with respect to the goodwill and long-lived assets used in company-operated shops. These shops continue to perform significantly below management’s expectations. As a result, the Company recorded an impairment charge of $9.4 million to goodwill and $2.0 million to long-lived assets.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Franchise royalties are recognized in the periods that correspond to the periods when retail sales and revenues are recognized by franchisees. Product royalties are recognized as earned based on the volume of franchisee purchases of products from certain vendors. Replacement part sales are recognized at the time products are shipped, at which time provision is made for estimated product returns. Sales and revenues of company-operated shops are recognized when customer vehicles are repaired or serviced.

Revenues derived from initial franchise fees, which represented approximately 2.2%, 0.6% and 0.5% of franchising revenues in fiscal 2003, 2002 and 2001, respectively, are recognized when the franchised shop opens. Costs related to securing initial franchise agreements and performing the required services under such agreements are charged to expense as incurred. Franchise renewal fees are recognized when the renewal period commences.

Real estate revenues are recognized as earned on a monthly basis in accordance with underlying property lease terms.

Advertising

Advertising costs are expensed as incurred.

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

Prior to fiscal 2003, the Company had not maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, the Company recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the fiscal 2003 outsourcing of the Midas distribution function to AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada, Midas no longer generates sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement. Consequently, the Company recorded charges during fiscal 2003 to reflect its estimated liability associated with outstanding warranties in the U.S. and Canada. On a going forward basis, Midas will accrue for the expected future cost of warranty redemptions at the time of the original installation of the warranted part based on the method described above. This treatment will not affect cash flow associated with warranty redemptions in either the U.S or Canada.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Annual warranty activity is summarized as follows (in millions):

Fiscal Year	2003	2002	2001
Accrued warranty expense at beginning of period	$0.5	$0.5	$0.6
Warranty expense	11.1	14.5	17.3
Business transformation charge	38.5	—	—
Changes in foreign currency exchange rate	0.3	—	—
Warranty credit issued to franchisees (warranty claims paid)	(11.4)	(14.5)	(17.4)

Accrued warranty expense at end of period	39.0	0.5	0.5
Less current portion (included in accrued expenses)	5.2	—	—

Accrued warranty—non-current	$33.8	$0.5	$0.5

Warranty expense is included in cost of sales and revenues in the statements of operations. On a going forward basis, the Company expects that a portion of warranty expense incurred will also be paid as claims in the same fiscal year.

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

Fiscal Year	2003	2002	2001
Net income (loss)
As reported	$(76.2)	$(33.6)	$12.6
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	0.2	0.2	0.4
Less: fair value impact of employee stock compensation, net of taxes	(2.4)	(2.7)	(2.7)

Pro forma	$(78.4)	$(36.1)	$10.3

Basic earnings (loss) per share
As reported	$(4.93)	$(2.25)	$0.85
Pro forma	(5.08)	(2.41)	0.69
Diluted earnings (loss) per share
As reported	$(4.93)	$(2.25)	$0.85
Pro forma	(5.08)	(2.41)	0.69

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) Per Share

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	2003	2002	2001
Weighted-average common shares outstanding	15.1	15.0	14.9
Common stock warrants	0.4	—	—

Shares applicable to basic earnings	15.5	15.0	14.9
Effect of dilutive stock options and warrants	—	—	—

Shares applicable to diluted earnings	15.5	15.0	14.9

Potential common share equivalents:
Stock options	2.1	1.5	2.0

Potential common share equivalents have been excluded from diluted earnings per share as they would have an anti-dilutive effect.

Use of Estimates

In order to prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reported amounts of reserves and expenses during the period and disclosures of contingencies. Significant items subject to such estimates and assumptions include inventory valuation, valuation of receivables, business transformation charges, carrying values of goodwill, long-lived assets and net deferred tax assets, self-insurance reserves and warranty reserves. Actual results could differ from these estimates.

Impact of New Accounting Standards

On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The provisions of the Statement change the classification of certain freestanding financial instruments that are now classified as equity. Generally, the Statement is effective for financial instrument arrangements entered into or modified after May 31, 2003. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of SFAS 150 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (“VIE’s”) created after December 31, 2003. For variable interests in VIE’s created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIE’s that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

FIN 46R specifically allows for certain franchisors to not adopt the above described provisions of FIN 46 when the franchisees have sufficient decision-making authority that enables them to impact the operations and success of the franchise. Midas management believes Midas franchisees possess this threshold level of decision-making authority and therefore does not treat any of its franchised or licensed shops as VIE’s.

In December 2003, FASB Statement No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company’s disclosure in Note 9 of Notes to Financial Statements incorporates the requirements of Statement 132 (revised).

(2) Business Transformation Charges

The Company is in the process of transforming its business. As part of the Company’s business transformation, the Company has developed and implemented strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives included the disposition of PWI, the closure and re-franchising of certain company-operated shops, the redesign of the Company’s wholesale parts distribution network, and the reduction of administrative expenses related to former operating activities. The implementation of these initiatives will have the effect of substantially lowering overall Company revenues and expenses. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses. The charges recorded in connection with the Company’s business transformation process in fiscal 2003, 2002 and 2001 are summarized in the following tables (in millions):

Business transformation charges by strategic initiative

Fiscal Year	2003	2002	2001
Disposition of Parts Warehouse, Inc.	$0.9	$39.0	$2.7
Rationalization of company-operated shops	20.6	12.5	—
Redesign of the wholesale distribution network	69.7	3.3	—
Severance and administrative costs	11.4	7.5	2.1

Total business transformation charges	$102.6	$62.3	$4.8

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Business transformation charges by activity

Fiscal Year	2003	2002	2001
Warranty reserve establishment	$38.5	$—	$—
Inventory write-down	18.7	26.3	—
Goodwill write-off and impairment	11.4	8.8	—
Accounts receivable write-down	9.3	3.0	—
Fixed asset write-off and impairment	6.1	8.6	1.9
Severance and other separation costs	5.4	6.0	2.1
Non-recoverable lease costs	4.3	6.5	0.8
Warehouse and location closure costs	2.9	—	—
Financing costs	2.3	1.6	—
Pension asset write-down	2.0	—	—
Other costs	1.7	1.5	—

Total business transformation charges	$102.6	$62.3	$4.8

Inventory write-downs and the charges taken to establish the warranty reserve are reflected in the statements of operations as a component of cost of sales and revenues. All other costs are shown as expenses under the heading “Business transformation charges.” Non-recoverable lease costs are estimated based on gross lease expense and amounts management believes will be recovered from sublease income or the disposition of leases.

Of the total pre-tax cost of $102.6 million charged in fiscal 2003, approximately $86.1 million represents non-cash charges, while $16.5 million represents past or future cash outlays. As of January 3, 2004, approximately $6.3 million of the $16.5 million had been paid. The fiscal 2003 severance and other separation costs reflect the separation of 323 employees, 281 of which were no longer employed by the Company as of January 3, 2004. The remaining terminations are expected to be completed in fiscal 2004. The fiscal 2002 and 2001 severance and other separation costs reflect the separation of 134 employees, none of which were employed by the Company as of January 3, 2004.

The activity affecting the accrual for business transformation charges during fiscal 2003 and 2002 is as follows (shown in millions):

	Disposition of PWI	Rationalization of Company- Operated Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Fiscal year end 2001	$0.9	$—	$0.3	$2.7	$3.9
Business transformation charges	39.0	12.5	3.3	7.5	62.3
Cash payments	—	—	(0.7)	(3.5)	(4.2)
Non-cash utilization	—	—	—	(0.5)	(0.5)
Non-cash business transformation charges	(34.7)	(11.1)	(1.1)	(2.8)	(49.7)

Fiscal year end 2002	5.2	1.4	1.8	3.4	11.8

Business transformation charges	0.9	20.6	69.7	11.4	102.6
Cash payments	(4.2)	(2.1)	(3.5)	(4.5)	(14.3)
Non-cash utilization	(0.9)	—	0.2	(0.2)	(0.9)
Non-cash business transformation charges	(0.2)	(16.9)	(62.9)	(6.1)	(86.1)

Fiscal year end 2003	$0.8	$3.0	$5.3	$4.0	$13.1

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Each business transformation initiative and its related costs are described in more detail below (in millions):

Disposition of Parts Warehouse, Inc.

Fiscal Year	2003	2002	2001
Inventory write-down	$—	$26.3	$—
Severance and other separation costs	0.8	—	—
Fixed asset write-off and impairment	0.2	4.5	1.9
Non-recoverable lease costs	(0.2)	3.6	0.8
Accounts receivable write-down	0.1	3.0	—
Goodwill write-off and impairment	—	0.9	—
Other costs	—	0.7	—

	$0.9	$39.0	$2.7

During 2000, in direct response to the changing needs of the aftermarket auto repair industry, Midas established Parts Warehouse, Inc., a network of small quick delivery sites that distribute parts on a just-in-time basis to Midas dealers and to customers outside the Midas system. The Company’s previous strategic plan called for a rapid expansion of the PWI business in order to leverage the existing distribution network and migrate the traditional wholesale business from a stocking-dealer platform based on weekly deliveries to a just-in-time delivery model, while providing a supply-chain solution for the new services being added by Midas dealers at retail. By fiscal 2002, the strategy had not provided the expected results, and the investment required to complete the build-out of the PWI network was substantial. Even when completely built-out, the PWI network of 250 stores would have been small relative to established just-in-time automotive suppliers such as AutoZone, NAPA and CarQuest. Therefore, the Company believed that the Midas system would be better served by providing a ready-made sourcing solution to Midas shops through a strategic alliance with one or more of these types of distributors. In fiscal 2003, Midas established outsourced parts supply arrangements with AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada. Management believes these supply arrangements offer Midas dealers broader access to replacement parts across North America and more effectively provide Midas dealers with a solution to their just-in-time parts sourcing needs.

In the fourth quarter of 2002, the Company determined that it would dispose of its PWI business through the sale of locations and liquidation of associated inventory. As a result, the Company recorded charges of $39.0 million in fiscal 2002. These charges were comprised of a $26.3 million inventory write-down to reduce PWI-related inventory to its expected net realizable value, a $4.5 million charge to reflect the impairment of store fixed assets, $3.6 million in non-recoverable future lease costs associated with stores and delivery vehicles, $3.0 million to reflect the lower expected collection rate on receivables due to store closures, and $0.9 million in goodwill impairment to write-off goodwill associated with the Company’s fiscal 2000 acquisition of 27 climate control warehouses which became the PWI business.

During fiscal 2003, the Company recorded additional charges of $0.9 million in order to complete the disposition of PWI. These charges included $0.8 million of severance and separation costs, $0.1 million to reflect the impairment of fixed assets, $0.2 million to reflect the lower expected collection rate on receivables due to store closures, and a $0.2 million recovery of future lease costs associated with stores and delivery vehicles due to favorable lease buy-outs.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Rationalization of Company-Operated Shops

Fiscal Year	2003	2002
Goodwill write-off and impairment	$11.4	$7.9
Fixed asset write-off and impairment	4.0	3.2
Non-recoverable lease costs	2.8	1.3
Inventory write-down	1.5	—
Severance and separation costs	0.3	—
Other costs	0.6	0.1

	$20.6	$12.5

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

In the fourth quarter of 2002, the Company made the decision to stop the aggressive growth of the company shop operation and to bring focus to the program by closing unprofitable shops and re-franchising shops in markets where the Company does not have critical mass. As part of this program, 12 shops were targeted for closure during fiscal 2003 and additional shops were to be re-franchised. As a result, the Company recorded charges of $12.5 million during the fourth quarter of fiscal 2002. These charges were comprised of $7.9 million to reflect the impairment of goodwill associated with the company-operated shops, $3.2 million to reflect the impairment of fixed assets at company-operated shops that were to be closed or re-franchised, and $1.3 million in projected non-recoverable lease costs associated with closed shops.

During fiscal 2003, the Company closed a total of 14 shops, re-franchised 24 shops and performed an evaluation of the carrying values of the goodwill and other long-lived assets related to the remaining company-operated shops. As a result, the Company recorded additional charges of $20.6 million during fiscal 2003. These charges were comprised of $9.4 million to reflect the impairment of goodwill associated with the remaining company-operated shops, $2.0 million to reflect the write-off of goodwill at locations that were re-franchised, $2.0 million to reflect impairment of long-lived assets, $2.0 million to reflect the write-off of fixed assets at company-operated shops that were closed or re-franchised, $2.8 million in projected non-recoverable lease costs associated with closed shops, a $1.5 million inventory write-down to reduce shop inventory to its expected net realizable value, and $0.3 million of severance and separation costs.

The Company will continue to evaluate all company-operated shop locations and may re-franchise additional owned locations where it is determined that the Company’s return on investment objectives are best achieved through re-franchising instead of ownership.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Redesign of the Wholesale Distribution Network

Fiscal Year	2003	2002
Warranty reserve establishment	$38.5	$—
Inventory write-down	17.2	—
Accounts receivable write-down	3.2	—
Severance and other separation costs	2.9	0.5
Warehouse and other closure costs	2.4	—
Pension asset write-down	2.0	—
Fixed asset write-off and impairment	1.8	0.9
Non-recoverable lease costs	1.7	1.6
Other costs	—	0.3

	$69.7	$3.3

In response to the declining sales of traditional Midas wholesale products, the Company has moved aggressively to reduce costs and improve operating efficiency throughout its traditional wholesale distribution network. During fiscal 2002, the Company committed to a plan to close three distribution centers in 2003. The Company recorded a charge of $3.3 million in fiscal 2002 that primarily reflects $1.6 million in expected non-recoverable future lease costs related to 2003 closures and a previously closed distribution center, $0.9 million to reflect the impairment of fixed assets and $0.5 million in severance costs to be incurred at distribution centers as they close.

In fiscal 2003, management determined that continuing to support the traditional Midas wholesale distribution operation was no longer financially viable, and that the parts sourcing needs of Midas system dealers could be better served by outsourcing the weekly distribution of genuine Midas parts in the U.S. and Canada. Thus, during fiscal 2003 Midas closed its traditional Midas wholesale parts distribution operation, and appointed AutoZone, Inc. and Uni-Select Inc. as the exclusive distributors of genuine Midas products in the U.S. and Canada, respectively. The Company’s agreements with AutoZone and Uni-Select provide for the weekly distribution of replacement parts to Midas retail shops, consistent with the service previously provided by the Company’s traditional wholesale operation. The Company believes these agreements enable Midas dealers to purchase both genuine Midas product and other replacement auto parts at favorable pricing, and provide dealers with access to just-in-time parts delivery through a broad network of quick-delivery parts distribution sites across North America. As a result, the Company recorded charges of $69.7 million in fiscal 2003. These charges were comprised of $38.5 million to establish warranty accruals in the U.S. and Canada (as described in Note 1 of Notes to Financial Statements), a $17.2 million inventory write-down to reduce Midas wholesale inventory to its expected net realizable value, a $3.2 million write-down of certain vendor receivables deemed to be un-collectable, $2.9 million of severance and separation costs, $2.0 million to adjust the value of certain pension assets in Canada as a result of the Company’s decision to exit the wholesale distribution business in Canada, $2.4 million of warehouse and other closure costs, $1.8 million to reflect the write-off and impairment of fixed assets and $1.7 million in expected non-recoverable future lease costs related to 2003 warehouse closures.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Severance and Administrative Costs

Fiscal Year	2003	2002	2001
Accounts receivable write-down	$6.0	$—	$—
Financing costs	2.3	1.6	—
Severance and other separation costs	1.4	5.5	2.1
Location closure costs	0.5	—	—
Fixed asset write-off	0.1	—	—
Other costs	1.1	0.4	—

	$11.4	$7.5	$2.1

As part of the ongoing business transformation process, the Company made the decision in the fourth quarter of 2001 to reduce its workforce in 2002. This reduction occurred in January 2002 and the employees were severed. As a result, the Company recorded severance and other separation costs of $2.1 million in 2001. The Company recorded additional severance and administrative charges of $7.5 million in fiscal 2002. These charges include $5.5 million in severance and other separation costs for certain executives and other employees who are no longer with the Company. Additionally, the Company recorded $1.6 million in charges for financing costs incurred during the fourth quarter of fiscal 2002 that did not result in a successful refinancing for the Company.

During fiscal 2003, Midas’ business transformation continued as the Company outsourced the weekly distribution of genuine Midas products and other replacement parts to AutoZone and Uni-Select. As part of the Company’s restructuring, all corporate positions were evaluated and many positions were eliminated or re-defined. As a result, the Company recorded charges of $11.4 million in fiscal 2003. These charges include $6.0 million to reflect the lower expected collection rate on accounts receivable, $2.3 for terminated re-financing efforts and for loss on extinguishment of prior debt, $1.4 million in severance and other separation costs, $0.6 million in costs related to the closure of a remote office and $1.1 million of other administrative costs.

(3) Debt Agreements

Long-term debt consisted of the following (in millions):

Fiscal Year End	2003	2002
Revolving credit facility	$—	$87.8
Unsecured debt	—	45.0
Term loan A	64.7	—
Term loan B	29.4	—
Un-amortized debt discount	(2.6)	—

Total debt	91.5	132.8
Less amounts due within one year (pursuant to new debt agreement dated March 16, 2004)	6.3	—

Long-term debt	$85.2	$132.8

As of December 28, 2002, the Company had a $100 million five-year, revolving credit facility with a syndicate of commercial banks and financial institutions. The Company also had $45 million of unsecured debt outstanding with a fixed rate of 6.89%. On March 27, 2003, the Company entered into a comprehensive debt restructuring with its existing lenders. Under the terms of the debt restructuring, the Company retired both its $100 million revolving credit facility as well as its $45 million unsecured notes.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The replacement facilities reflected an aggregate commitment of $172.5 million and consisted of a $40 million revolving loan facility, a $92.5 million Term Loan A, and a $40 million Term Loan B. The new facilities were secured by substantially all of the assets of the Company and were scheduled to expire on October 3, 2004. Interest on the revolving loan was payable monthly at the prime rate plus 2.75% or LIBOR plus 3.75%. Interest on a portion of the Term Loan A was fixed at 7.67%, while interest on the balance of the Term Loan A was payable monthly at the prime rate plus 5.0% or LIBOR plus 6.0%. The interest rate on the Term Loan B was fixed at 12% cash interest paid monthly plus 6% paid-in-kind (“PIK”), which was added to principal and due at maturity. Availability under the revolving credit facility was based on a borrowing base, which took into consideration the Company’s inventory and accounts receivable levels. The revolving credit facility was senior to both the Term Loan A and Term Loan B.

In connection with the fiscal 2003 debt restructuring, the Company issued detachable warrants to its existing lenders for 1.0 million shares of the Company’s common stock. Fifty percent of the warrants (500,000) were immediately exercisable upon the consummation of the debt agreement. A provision in the debt agreement allowed the Company to reclaim the other fifty percent of the warrants if it achieved certain financial objectives on or before January 3, 2004. In December 2003, the Company met the financial objectives and fifty percent of the warrants (500,000) were automatically cancelled on January 5, 2004. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to the tenth anniversary of issuance. As of January 3, 2004, a total of 181,603 warrants of the 500,000 warrants have been exercised.

The 1.0 million warrants were valued at $5.0 million at the time of issuance. The net proceeds from the refinancing were allocated between debt and equity based on fair value in accordance with Accounting Principles Board Opinion No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” As a result, the Company increased paid-in-capital by $5.0 million and recorded a $5.0 million debt discount, which is being amortized over the life of the loan.

On March 16, 2004, the Company entered into a new three-year, $115 million credit facility to refinance its existing debt facility. The new debt facility is comprised of a $55 million revolving credit facility and a $60 million term loan. The new facilities are secured by substantially all of the assets of the Company and expire on March 16, 2007. Under the terms of the debt refinancing, the Company retired its former $40 million revolving credit facility as well as its Term A and Term B loans. The refinancing will result in a loss on extinguishment of debt of approximately $4.8 million as a result of the write-off of unamortized debt discount and financing fees. Due to the refinancing of the Company’s debt in March 2004, all debt was classified as long-term in the January 3, 2004 balance sheet.

Interest on the $55 million revolving loan is initially payable monthly at LIBOR plus 3.25%. Interest on the $60 million term loan is initially payable monthly at LIBOR plus 3.5%. The interest rates float based on the underlying rate of LIBOR and the Company’s leverage. Availability under the revolving credit facility is not predicated on a borrowing base. The term loan requires quarterly principal payments of $1.25 million on July 2, 2004 and $2.5 million thereafter. In addition, the term loan must be prepaid by an amount equal to: (i) 100% of equity issued, or (ii) 75% of any material asset proceeds in excess of $1 million (other than the sale of inventory in the normal course of business), or (iii) 50% of any excess cash flow as provided for by the agreement.

The new facilities require maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. In order to manage its interest rate risk, the Company expects to enter into interest rate swap agreements during fiscal 2004 that will convert a portion of its new debt facility from a floating interest rate into a fixed interest rate.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(4) Supplemental Balance Sheet and Cash Flow Information

Receivables

Receivables are stated net of allowance for doubtful accounts.

Allowance for doubtful accounts consisted of (in millions):

Fiscal Year End	2003	2002
Allowance for doubtful accounts at beginning of year	$10.8	$7.5
Additions charged to bad debts	0.7	0.9
Write-down of accounts receivable	6.1	3.0
Write-downs charged against allowance	(4.5)	(0.6)

Allowance for doubtful accounts at end of year	$13.1	$10.8

Inventories

Inventories consisted of the following (in millions):

Fiscal Year End	2003	2002
Raw materials and work in process	$2.9	$2.1
Finished goods, net of reserves	11.6	118.8
Write down of inventory	—	(26.3)

	$14.5	$94.6

As of the end of fiscal 2002, inventory is shown net of a reserve of $26.3 million to write-down PWI-related inventory to its estimated net realizable value as a result of the Company’s 2002 decision to close and liquidate PWI in 2003.

Property and Equipment

Property and equipment consisted of the following (in millions):

Fiscal Year End	2003	2002
Land	$44.9	$46.3
Buildings and improvements	112.1	117.4
Machinery and equipment	48.2	64.5
Computer hardware	25.0	27.7
Computer software	32.2	32.4

Total property and equipment	262.4	288.3
Accumulated depreciation and amortization	(128.7)	(124.6)
Impairment reserve	(2.0)	(8.6)

Property and equipment, net	$131.7	$155.1

During fiscal 2003, the Company recorded a $2.0 million reserve to reflect the impairment of certain long-lived assets related to company-operated shops. During fiscal 2002, the Company recorded an $8.6 million reserve to reflect the impairment of certain long-lived assets that were disposed of in fiscal 2003 as part of the

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

rationalization of company-operated shops and the closure of PWI. On December 30, 2002, the Company sold one of its distribution centers, which had a net book value of $1.7 million at December 28, 2002, and leased the facility back under a short-term lease.

Intangible Assets

Intangible assets consisted of the following (in millions):

Fiscal Year End	2003	2002
Goodwill	$17.9	$20.8
Other	0.3	1.1

Total intangible assets	18.2	21.9
Accumulated amortization	(0.8)	(0.8)
Impairment reserve	(17.1)	(8.8)

Intangible assets, net	$0.3	$12.3

During fiscal 2003, the Company recorded a $9.4 million charge to reflect the impairment of goodwill related to company-operated shops. During fiscal 2002, the Company recorded an $8.8 million charge to reflect the impairment of goodwill as part of the rationalization of company-operated shops and the closure of PWI.

Accrued Expenses

Accrued expenses consisted of the following (in millions):

Fiscal Year End	2003	2002
Business transformation charges (current portion)	$11.6	$7.4
Deferred revenue	8.8	—
Warranty (current portion)	5.2	—
Advertising	4.8	6.7
Pension	3.7	1.3
Taxes other than income taxes	2.6	3.5
Salaries and wages	2.3	1.7
Sales return allowance	0.5	2.3
Other	8.0	6.7

Accrued expenses	$47.5	$29.6

Supplemental Cash Flow Information

Net cash flow from operating activities includes cash payments for interest and income taxes as follows (in millions):

Fiscal Year	2003	2002	2001
Interest paid	$16.7	$12.0	$8.8
Income taxes paid, net of tax refunds	(5.2)	0.9	0.2

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(5) Advertising

Under the terms of its franchise agreements, Midas is obligated to spend an amount equal to one-half of the royalty payments received from franchisees for advertising expenditures. Amounts received from franchisees are recorded as liabilities until disbursed. Midas also administers cooperative advertising programs under which amounts received from franchisees are recorded as liabilities until they are disbursed. Aggregate expenditures under these programs by Midas’ North American operations amounted to $56.5 million, $63.7 million, and $52.1 million in fiscal 2003, 2002, and 2001, respectively.

Midas also incurs certain advertising costs that are included in selling, general and distribution expenses, which amounted to $2.8 million, $4.8 million, and $2.2 million in fiscal 2003, 2002, and 2001, respectively.

(6) Income Taxes

Income tax expense (benefit) consisted of the following (in millions):

Fiscal Year	2003	2002	2001
Current:
U.S. Federal	$—	$(3.0)	$1.5
Non-U.S.	1.0	0.1	(0.4)
U.S. state and local	0.4	—	0.3

Total current	1.4	(2.9)	1.4

Deferred:
U.S. Federal	(36.7)	(16.1)	5.6
Non-U.S.	(6.0)	0.5	—
U.S. state and local	(7.2)	(2.9)	1.0

Total deferred	(49.9)	(18.5)	6.6

Income taxes	$(48.5)	$(21.4)	$8.0

The items which gave rise to differences between the income taxes in the statements of operations and the income taxes computed at the U.S. statutory rate are summarized as follows:

Fiscal Year	2003	2002	2001
Income tax expense (benefit) computed at U.S. statutory rate	(35.0)%	(35.0)%	35.0%
U.S. state and local taxes, net of U.S. Federal income tax effects	(3.6)	(3.8)	4.4
Non-U.S. effective tax rate differential	(1.1)	(0.1)	(0.2)
Deductible foreign withholding taxes	0.2	—	—
Non-deductible expenses	(0.1)	(0.2)	0.4
Foreign tax credits and other items including valuation allowance, net	0.7	0.2	(0.8)

Effective income tax rate	(38.9)%	(38.9)%	38.8%

Pretax income from non-U.S. operations amounted to a $13.3 million loss in fiscal 2003, a loss of $0.9 million in fiscal 2002, and a loss of $0.6 million in fiscal 2001. Historically, Midas’ practice has been to reinvest its earnings in its non-U.S. subsidiaries. The Company has not recognized U.S. income taxes on the unremitted earnings of its Canadian operations, since foreign tax credits for Canadian income taxes will significantly reduce or eliminate any U.S. tax liability.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are created by “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as reported under income tax regulations. Deferred tax assets and liabilities consisted of (in millions):

Fiscal Year End	2003	2002
Deferred tax assets attributable to:
Business transformation accruals	$4.7	$23.4
Employee benefits and vacation accruals	0.8	0.8
Long term property reserves	2.5	2.2
Goodwill	5.6	—
Net operating loss	39.8	3.3
Warranty reserve	15.5	—
Pension plan expense	1.4	0.2
Other items	10.9	5.0

Total deferred tax assets	81.2	34.9
Valuation allowance	(2.2)	(1.2)

Net deferred tax asset	79.0	33.7

Deferred tax liabilities attributable to:
Depreciation and amortization	(4.5)	(8.2)
Other items	(4.5)	(5.4)

Total deferred tax liabilities	(9.0)	(13.6)

Net deferred tax assets	$70.0	$20.1

Net deferred tax assets included in:
Current assets	$13.9	$33.7
Non-current assets (liabilities)	56.1	(13.6)

Net deferred tax assets	$70.0	$20.1

As of January 3, 2004, and December 28, 2002, the Company had recorded valuation allowances of $2.2 million and $1.2 million, respectively, against certain state income tax net operating loss carryovers and certain foreign tax credits because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized.

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

Worldwide shops in operation as of fiscal year end consisted of (unaudited):

Fiscal Year End	2003	2002	2001
Franchised and licensed	2,600	2,603	2,627
Company-operated	73	111	108

Total	2,673	2,714	2,735

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(8) Leases

Control of the real estate used by Midas shops is a fundamental strength of the Midas program. Midas employs a number of methods to ensure continued dedication of the real estate to the Midas program. Midas leases real estate that is subleased to franchisees and owns real estate in the U.S. that is leased to franchisees. Midas has also entered into contingent operating lease agreements that are described below. At fiscal year end 2003, approximately 82% of real estate associated with North American shops was controlled by Midas, using one of these methods.

Leased Real Estate and Equipment

Gross rent expense applicable to operating leases relates to rentals of shops, distribution facilities, corporate administration facilities and other miscellaneous items. Gross rent expense, the sublease rental income from franchisees that reduced gross rent expense, and the resulting net rent expense for fiscal 2003, 2002 and 2001 are presented below (in millions):

Fiscal Year	2003	2002	2001
Gross rent expense	$35.0	$34.9	$29.2
Sublease rental income	27.6	25.9	24.0

Net rent expense	$7.4	$9.0	$5.2

Substantially all of Midas’ operating leases provide that Midas pay taxes, maintenance, insurance, and certain other operating expenses. The subleases with franchisees contain provisions for Midas to recover such costs.

Real Estate Sale and Leaseback Transaction

Midas owns retail properties throughout the United States that are leased to franchisees and operated as Midas shops. During fiscal 2002, the Company sold 77 of these properties to Realty Income Corporation, a publicly traded real estate investment trust (REIT), and realized approximately $39.6 million in net proceeds. Simultaneous to that sale, Midas leased these properties from Realty Income and the sites continue to be leased to Midas franchisees under existing leases. Because these properties will continue to generate rents to Midas, there was no effect on revenues.

In accordance with the provisions of Statement of Financial Accounting Standards No. 98, “Accounting for Leases,” the Company recorded a finance lease obligation on the balance sheet of $39.6 million, equal to the net sale price of the properties, and no gain on the sale was recognized. The properties remain on the balance sheet at their historic cost and continue to be depreciated over the remainder of their useful lives. Annual lease payments (shown below) will be made through the expiration of the lease in 2022.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Minimum Annual Rental Payments

At fiscal year end 2003, annual minimum rental payments due under capital, finance and operating leases that have initial or remaining non-cancelable terms in excess of one year, along with sublease rental income on real estate due under non-cancelable subleases were as follows (in millions):

	Capital Leases	Finance Leases	Operating Leases	Sublease Rentals	Total
2004	$1.6	$4.5	$31.7	$(26.4)	$11.4
2005	1.6	4.5	29.3	(24.0)	11.4
2006	1.5	4.5	25.5	(21.7)	9.8
2007	1.5	4.5	21.1	(18.4)	8.7
2008	1.1	4.5	15.4	(13.0)	8.0
Thereafter	3.1	60.1	56.0	(54.3)	65.0

Total minimum lease payments	10.4	82.6	$179.0	$(157.8)	$114.3

Less imputed interest	3.0	44.3

Present value of minimum lease payments	7.4	38.3
Less current portion	0.9	0.8

Obligations under capital and finance lease obligations—noncurrent	$6.5	$37.5

At fiscal year end 2003 and 2002, the net book value of property under capital leases included in the balance sheets amounted to $4.5 million and $5.2 million, respectively. At fiscal year end 2003 and 2002, the net book value of property under finance leases included in the balance sheets amounted to $28.6 million and $29.2 million, respectively.

Real Estate Owned by Midas and Leased to Franchisees

Midas owns real estate located in various communities throughout the U.S. that is leased to franchisees under operating lease agreements. Substantially all leases are for initial terms of 20 years and provide for minimum and contingent rentals.

Real estate leased to franchisees and included in the balance sheets consisted of (in millions):

Fiscal Year End	2003	2002
Land	$26.8	$28.0
Buildings and improvements	53.5	54.9

Total property and equipment	80.3	82.9
Accumulated depreciation	(28.2)	(26.6)

Property and equipment, net	$52.1	$56.3

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Rental revenue on owned real estate for fiscal 2003 was $10.6 million, compared to $12.8 million in fiscal 2002 and $16.0 million in fiscal 2001. Minimum future lease payments to be received are as follows (in millions):

2004	$9.5
2005	8.5
2006	8.2
2007	7.9
2008	7.8
Thereafter	83.1

Total	$125.0

Contingent Operating Lease Agreements

Midas has entered into contingent operating lease agreements covering real estate that is leased by U.S. and Canadian franchisees from parties that are directly or indirectly related to the franchisees. At January 3, 2004, 94 shops were covered by these contingent operating lease agreements, under which Midas could be required, under certain limited circumstances, to begin making rental payments with respect to individual shop locations. The average annual shop rental is $54 thousand with an average remaining term of approximately 9 years.

Management believes that, individually and in the aggregate, any potential difference that might arise under these contingent lease agreements between the rental expense and the rental income from future subleases would not materially affect the financial position or results of operations of Midas.

(9) Pension Plans

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

Net periodic pension cost for fiscal 2003, 2002 and 2001 are presented in the following table (in millions):

Fiscal Year	2003	2002	2001
Service cost-benefits	$1.3	$1.2	$1.2
Interest cost on projected benefit obligation	3.3	3.1	3.1
Expected return on assets	(4.8)	(5.6)	(5.5)
Net amortization and deferral	1.0	0.3	(0.9)

Total net periodic cost (credit)	$0.8	$(1.0)	$(2.1)

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The principal economic assumptions used in the determination of net periodic pension and postretirement cost included the following:

Fiscal Year	2003	2002	2001
Discount rate	6.75%	7.5%	7.75%
Expected long-term rate of return on plan assets	8.5%	9.5%	9.5%
Rate of increase in compensation levels	4.0%	4.0%	4.0%

The Company believes the assumed long-term rate of return on pension plan assets is appropriate given the Company’s target long-term asset allocation. The Company’s target asset allocation and actual asset allocation for fiscal 2003 and fiscal 2002 were as follows:

Fiscal Year	Target	2003	2002
Large cap domestic equity securities	35%	34%	33%
Small cap domestic equity securities	15	16	14
International equity securities	20	20	18
Domestic fixed income	30	30	34
Cash equivalents	—	—	1

Total	100%	100%	100%

The changes in the projected benefit obligations for fiscal 2003 and fiscal 2002 were as follows:

Fiscal Year	2003	2002
Benefit obligations as of the beginning of the year	$48.7	$46.9
Change in foreign currency exchange rates	0.8	0.1
Service cost	1.3	1.2
Interest cost	3.3	3.1
Actuarial (gain) loss	6.5	0.8
Business transformation divestitures and amendments	—	0.1
Early retirement window benefit	0.1	0.5
Benefits paid and plan expenses	(3.7)	(4.0)

Benefit obligations as of the end of the year	$57.0	$48.7

The changes in the fair market value of the plan assets for fiscal 2003 and fiscal 2002 were as follows:

Fiscal Year	2003	2002
Fair value of assets as of the beginning of the year	$46.1	$53.9
Change in foreign currency exchange rates	1.3	0.1
Actual return on plan assets	8.7	(4.1)
Employer contributions	0.3	0.2
Benefits paid and plan expenses	(3.7)	(4.0)

Fair value of assets as of the end of the year	$52.7	$46.1

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pension costs are funded in amounts not less than minimum levels required by regulation. The following table reconciles the pension plans’ funded status to the amounts recognized in Midas’ balance sheets as of fiscal year end 2003 and 2002 (in millions):

Fiscal Year	2003	2002
Actuarial present value of benefit obligation (measured as of September 30):
Projected benefit obligation	$(57.0)	$(48.7)
Plan assets at fair market value (measured as of September 30)	52.7	46.1

Projected benefit obligation in excess of plan assets	(4.3)	(2.6)
Unrecognized net asset at transition	(0.3)	(0.2)
Unrecognized prior service costs	0.3	0.8
Unrecognized net loss	15.5	13.7

Prepaid pension cost recognized on balance sheets	$11.2	$11.7

The principal economic assumptions used in determining the above benefit obligations were discount rates of 6.0% in fiscal 2003 and 6.75% in fiscal 2002, and rates of increase in future compensation levels of 4.0% in fiscal 2003 and 4.0% in fiscal 2002.

As of January 3, 2004, the accumulated benefit obligation continues to exceed the fair value of plan assets. In accordance with SFAS No. 87, the Company records an additional minimum pension liability by recording an intangible asset equal to unrecognized prior service cost. The balance, net of tax, is recorded as a reduction to shareholders’ equity through cumulative other comprehensive income. As of January 3, 2004, the $11.2 million prepaid pension cost was recorded in the Company’s balance sheet as a $2.5 million accrued pension liability, an intangible pension asset of $0.3 million and an accumulated reduction to shareholders’ equity of $13.4 million ($8.1 million, net of taxes).

Defined Contribution Plans

Substantially all U.S. salaried employees, certain U.S. hourly employees, and certain Canadian employees participate in voluntary, contributory defined contribution plans to which Midas makes full or partial matching contributions. Midas’ matching contributions to these plans amounted to $1.0 million, $0.7 million, and $1.2 million in fiscal 2003, 2002 and 2001, respectively. Midas incurred costs to maintain the non-qualified plan of approximately $30 thousand in fiscal 2003, $0.1 million in fiscal 2002 and $0.3 million in fiscal 2001.

Multi-employer Pension Plan

Midas participates in a multi-employer pension plan, which provides benefits to certain unionized employees. Amounts contributed to this plan totaled $0.1 million in fiscal 2003, $0.2 million in fiscal 2002, and $0.2 million in fiscal 2001.

(10) Stock-Based Compensation

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 3,606,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. In addition, Midas reserved 10,000 shares for issuance

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

upon the grant of stock awards. Options granted pursuant to the Plans generally vest over a period of three or five years commencing one year after the date of grant. The following table summarizes information regarding the outstanding stock options as of January 3, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Exercisable Shares	Weighted-Average Exercise Price
$ 6.77–$ 7.31	545,000	$6.81	9.01	13,666	$7.29
8.04– 10.90	480,235	8.93	8.52	92,495	10.06
11.06– 14.96	603,532	13.67	6.57	318,332	14.15
15.00– 34.66	429,404	18.58	3.89	424,304	18.49

	2,058,171			848,797

The stock option activity for the prior three years is summarized as follows:

	Number of Shares	Option Price Ranges	Weighted-Average Exercise Price	Options Exercisable
Outstanding at fiscal year end 2000	1,965,936	$9.81–$34.66	$18.89	1,027,793
Granted	704,000	10.01– 15.25	11.40
Exercised	(20,152)	14.42– 14.42	14.42
Cancelled and forfeited	(633,564)	11.41– 34.00	22.63

Outstanding at fiscal year end 2001	2,016,220	9.81– 34.66	15.29	994,820
Granted	227,300	7.20– 13.40	11.94
Exercised	(12,049)	14.42– 14.42	14.42
Cancelled and forfeited	(737,500)	10.01– 25.95	16.13

Outstanding at fiscal year end 2002	1,493,971	7.20– 34.66	14.38	778,471
Granted	968,500	6.77– 14.96	8.15
Exercised	(12,000)	10.01– 13.22	11.08
Cancelled and forfeited	(392,300)	6.77– 21.88	12.78

Outstanding at fiscal year end 2003	2,058,171	6.77– 34.66	11.77	848,797

The weighted average estimated fair value of the options granted in fiscal 2003, 2002 and 2001 was $4.35, $6.14 and $5.92, respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2003	2002	2001
Risk-free interest rate	3.59%	3.75%	6.5%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.32%	40.00%	33.25%
Expected life in years	8	8	8

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Restricted Stock

From time to time the Company grants shares of restricted stock to certain of its officers and directors. During fiscal 2003, 2002 and 2001, the Company granted 190,000, 55,000 and 130,000 shares, respectively. The fair value of these grants was equal to the stock price on the date of the grant. The weighted-average fair value of the restricted shares granted in fiscal 2003, 2002 and 2001, was $7.20, $7.31 and $11.10, respectively. As of January 3, 2004, a total of 85,000 shares had vested, 207,500 shares remained outstanding but unvested, and the remaining 82,500 shares were forfeited.

(11) Shareholder Rights Agreement and Series A Junior Participating Preferred Stock

In fiscal 1997, Midas adopted a Rights Agreement providing for the issuance of one Preferred Stock Purchase Right (a “Right”) with each share of Midas common stock. Each Right entitles the registered holder to purchase from Midas one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) at a price of $150 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will become exercisable on the Rights Distribution Date, which is the earlier of the tenth day following a public announcement that a person(s) has acquired beneficial ownership of 15% or more of the Midas common stock (an “Acquiring Person”), or ten business days after the commencement of a tender offer or exchange offer that would result in a person(s) acquiring beneficial ownership of 15% or more of the outstanding shares of Midas common stock.

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

(12) Contingencies

In connection with the 1998 disposition of certain U.S. company-operated shops, franchisees entered into 101 financing agreements with a third party lender. If the franchisees fail to make required payments, Midas is contingently liable for a portion of the losses that would be incurred by the lender. As of January 3, 2004, Midas’

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

maximum loss exposure was approximately $2.5 million on the financing agreements that remain outstanding. Since the inception of this program in 1998, Midas has incurred losses of $0.9 million under this arrangement. As of January 3, 2004, cash payments of $0.2 million had been made to offset losses on the program, with additional cash payments of $0.7 million to be made during fiscal 2004.

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

Historically, the Midas business had not been dependent upon a single customer or small group of customers. However, as a result of the Company’s decision to outsource the distribution of genuine Midas products and other replacement parts, the majority of the Company’s wholesale part sales and product royalties are now derived from two customers: AutoZone, Inc. in the U.S. and Uni-Select Inc in Canada. As exclusive distributors of genuine Midas exhaust products in the U.S. and Canada, they purchase exhaust products from Midas to then sell them to Midas dealers. In fiscal 2003, AutoZone accounted for approximately 14% of total Midas sales and revenues and Uni-Select accounted for 2% of total sales and revenues. Similar percentages are likely in fiscal 2004.

The following tables present financial information for each of the principal geographic areas in which the Company operates. Sales and revenues are attributed to geographic areas based on the location of customers.

	Sales and Revenues
Fiscal Year	2003	2002	2001
	(in millions)
North American Operations:
U.S.	$267.9	$295.8	$292.3
Canada	34.7	28.1	30.5

Total North America	302.6	323.9	322.8
International Operations	8.4	9.1	8.7

Total	$311.0	$333.0	$331.5

	Identifiable Assets
Fiscal Year End	2003	2002	2001
	(in millions)
North American Operations:
U.S.	$264.9	$350.1	$380.6
Canada	17.0	19.1	21.8

Total North America	281.9	369.2	402.4
International Operations	1.5	1.5	0.7

Total	$283.4	$370.7	$403.1

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(14) Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions, except per share data)
Fiscal 2003
Sales and revenues	$74.5	$77.9	$77.0	$81.6	$311.0
Cost of sales and revenues	38.7	37.3	42.6	54.2	172.8
Business transformation charges (warranty reserve)	—	33.3	5.2	—	38.5
Business transformation charges (inventory write-down)	—	8.6	3.9	6.2	18.7

Gross profit	35.8	(1.3)	25.3	21.2	81.0
Selling, general and distribution expenses	37.3	36.5	31.7	31.7	137.2
Business transformation charges	5.1	8.9	6.8	24.6	45.4

Operating loss	(6.6)	(46.7)	(13.2)	(35.1)	(101.6)
Interest expense	(4.3)	(7.3)	(6.8)	(7.1)	(25.5)
Other income, net	0.4	0.5	0.7	0.8	2.4

Loss before taxes	(10.5)	(53.5)	(19.3)	(41.4)	(124.7)
Income tax benefit	(4.1)	(20.8)	(7.5)	(16.1)	(48.5)

Net loss	$(6.4)	$(32.7)	$(11.8)	$(25.3)	$(76.2)

Loss per share—diluted	$(0.43)	$(2.10)	$(0.76)	$(1.62)	$(4.93)

Fiscal 2002
Sales and revenues	$81.4	$90.4	$86.4	$74.8	$333.0
Cost of sales and revenues	40.9	44.1	41.5	36.6	163.1
Business transformation charges (inventory write-down)	—	—	—	26.3	26.3

Gross profit	40.5	46.3	44.9	11.9	143.6
Selling, general and distribution expenses	35.1	37.2	36.4	43.1	151.8
Business transformation charges	—	—	4.3	31.7	36.0

Operating income (loss)	5.4	9.1	4.2	(62.9)	(44.2)
Interest expense	(2.6)	(2.7)	(3.1)	(3.4)	(11.8)
Other income, net	—	0.3	0.6	0.1	1.0

Income (loss) before taxes	2.8	6.7	1.7	(66.2)	(55.0)
Income tax expense (benefit)	1.1	2.6	0.7	(25.8)	(21.4)

Net Income (loss)	$1.7	$4.1	$1.0	$(40.4)	$(33.6)

Earnings (loss) per share—diluted	$0.12	$0.27	$0.07	$(2.71)	$(2.25)

The sum of earnings per share for the quarters may not equal the full year amount in each year due to the impact of changes in the average shares outstanding.