Form 10-Q
period 2004-04-03
MIDAS INC
filed 2004-05-13
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of May 4, 2004 was 15,443,458.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal March
	2004	2003
	(13 Weeks)	(13 Weeks)
Sales and revenues:
Franchise royalties and license fees	$14.5	$13.8
Real estate revenues	9.1	9.0
Company-operated shop retail sales	8.6	11.7
Replacement part sales and product royalties	14.1	39.6
Other	0.6	0.4

Total sales and revenues	46.9	74.5

Cost of sales and revenues:
Real estate cost of revenues	5.5	5.1
Company-operated shop cost of sales	1.5	2.6
Replacement part cost of sales	10.5	28.1
Warranty expense	2.1	2.9

Total cost of sales and revenues	19.6	38.7

Gross profit	27.3	35.8
Selling, general, and administrative expenses	22.0	37.3
Business transformation charges	—	3.7

Operating income (loss)	5.3	(5.2)
Interest expense	(5.1)	(4.3)
Loss on early extinguishment of debt	(4.7)	(1.4)
Other income, net	0.3	0.4

Loss before income tax benefit	(4.2)	(10.5)
Income tax benefit	(1.6)	(4.1)

Net loss	$(2.6)	$(6.4)

Loss per share:
Basic	$(0.16)	$(0.43)

Diluted	$(0.16)	$(0.43)

Average number of shares:
Common shares outstanding	15.3	15.0
Common stock warrants	0.3	—

Shares applicable to basic earnings	15.6	15.0
Equivalent shares on outstanding stock options	—	—

Shares applicable to diluted earnings	15.6	15.0

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions)

	Fiscal March 2004	Fiscal December 2003
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$0.6	$7.4
Receivables, net	42.5	41.4
Inventories, net	14.5	14.5
Deferred income taxes	13.4	13.9
Other current assets	7.0	9.9

Total current assets	78.0	87.1
Property and equipment, net	128.8	131.7
Intangible assets	0.3	0.3
Deferred income taxes	59.5	56.1
Other assets	6.6	8.2

Total assets	$273.2	$283.4

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$10.5	$8.0
Accounts payable	16.9	13.7
Accrued expenses	45.1	47.5

Total current liabilities	72.5	69.2
Long-term debt	74.4	85.2
Obligations under capital leases	5.8	6.5
Finance lease obligation	37.4	37.5
Accrued warranty	33.5	33.8
Other liabilities	14.6	15.1

Total liabilities	238.2	247.3

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.5 million shares issued) and paid-in capital	22.7	23.8
Treasury stock, at cost (2.1 million shares and 2.2 million shares)	(47.2)	(49.6)
Unamortized restricted stock awards	(0.9)	(1.3)
Retained income	72.2	74.8
Cumulative other comprehensive loss	(11.8)	(11.6)

Total shareholders’ equity	35.0	36.1

Total liabilities and equity	$273.2	$283.4

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the quarter ended fiscal March
	2004	2003
Cash flows from operating activities:
Net loss	$(2.6)	$(6.4)
Adjustments reconciling net loss to net cash provided by operating activities:
Depreciation and amortization	3.3	4.7
Amortization of debt discount and financing fees	1.9	0.8
Business transformation charges	—	3.7
Loss on early extinguishment of debt	4.7	1.4
Cash outlays for business transformation costs	(4.0)	(3.5)
Deferred income taxes	(2.9)	(0.2)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	5.8	(0.2)

Net cash provided by operating activities	6.2	0.3

Cash flows from investing activities:
Capital investments	(0.3)	(1.0)
Cash paid for acquired businesses	(0.4)	(0.4)
Proceeds from sales of assets	—	3.7

Net cash provided by (used in) investing activities	(0.7)	2.3

Cash flows from financing activities:
Net decrease in long-term debt	(10.9)	(0.6)
Issuance of stock warrants in connection with refinancing	—	5.0
Cash payments for debt financing fees	(2.1)	(4.8)
Payment of obligations under capital leases	(0.6)	(0.2)
Payment of obligations under finance lease	(0.1)	(0.2)
Cash received for common stock	1.7	—
Cash paid for treasury shares	(0.3)	(0.1)

Net cash used in financing activities	(12.3)	(0.9)

Net change in cash and cash equivalents	(6.8)	1.7
Cash and cash equivalents at beginning of period	7.4	0.5

Cash and cash equivalents at end of period	$0.6	$2.2

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Earnings	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Current	Cumulative
Fiscal year end 2003	17.5	$23.8	(2.2)	$(49.6)	$(1.3)	$74.8		$(11.6)
Purchase of treasury shares	—	—	—	(0.3)	—	—		—

Forfeiture of restricted stock awards	—	—	—	(0.1)	0.1	—		—

Stock option transactions	—	(1.1)	0.1	2.8	—	—		—

Amortization of restricted stock awards	—	—	—	—	0.3	—		—

Net loss	—	—	—	—	—	(2.6)	$(2.6)	—

Other comprehensive income (loss) —foreign currency translation adjustments	—	—	—	—	—	—	(0.2)	(0.2)

Comprehensive income (loss)	—	—	—	—	—	—	$(2.8)	—

Fiscal first quarter end 2004	17.5	$22.7	(2.1)	$(47.2)	$(0.9)	$72.2		$(11.8)

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 3, 2004. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended April 3, 2004 (“first quarter fiscal 2004”) and March 29, 2003 (“first quarter fiscal 2003”) and of its financial position as of April 3, 2004. All such adjustments are of a normal recurring nature. The results of operations for the first quarter fiscal 2004 and 2003 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended April 3, 2004 and March 29, 2003 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2003 financial statements in order to provide consistency with the fiscal 2004 results. These reclassifications did not affect previously reported net income or earnings per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal March
	2004	2003
Weighted-average common shares outstanding	15.3	15.0
Common stock warrants	0.3	—

Shares applicable to basic earnings	15.6	15.0
Effect of dilutive stock options and warrants	—	—

Shares applicable to diluted earnings	15.6	15.0

Potential common share equivalents:
Stock options	1.9	1.8

Potential common share equivalents have been excluded from diluted earnings per share as they would have an anti-dilutive effect.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the quarter ended fiscal March
	2004	2003
Interest paid	$5.9	$4.9
Income tax refunds	(0.1)	(3.0)
Income taxes paid	—	0.1

3. Inventories

Inventories, summarized by major classification, were as follows (in millions):

	Fiscal March 2004	Fiscal December 2003
	(Unaudited)
Raw materials and work in process	$3.0	$2.9
Finished goods	11.5	11.6

	$14.5	$14.5

4. Business Transformation Charges

The Company is in the process of transforming its business. As part of the Company’s business transformation, the Company has developed and implemented strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives included the disposition of the assets of Parts Warehouse, Inc. (“PWI”), the closure and re-franchising of certain company-operated shops, the redesign of the Company’s wholesale parts distribution network, and the reduction of administrative expenses related to former operating activities. The implementation of these initiatives is having the effect of substantially lowering overall Company revenues and expenses. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges in fiscal 2003, 2002 and 2001, to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses.

The fiscal 2004 activity affecting the accrual for business transformation charges was as follows (shown in millions):

	Disposition of PWI	Rationalization of Company- Operated Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Balance at January 3, 2004	$0.8	$3.0	$5.3	$4.0	$13.1
Cash payments	(0.3)	(0.4)	(2.5)	(0.8)	(4.0)

Balance at April 3, 2004	$0.5	$2.6	$2.8	$3.2	$9.1

5. Debt Agreements

As of January 4, 2004, the Company had credit facilities consisting of a $25 million revolving loan facility, a $64.7 million Term Loan A, and a $29.4 million Term Loan B. These facilities were secured by substantially all of the assets of the Company and were scheduled to expire on October 3, 2004. Interest on the revolving loan was payable monthly at the prime rate plus 2.75% or LIBOR plus 3.75%. Interest on a portion of the Term Loan A was fixed at 7.67%, while interest on the balance of the Term Loan A was payable monthly at the prime rate plus 5.0% or LIBOR plus 6.0%. The interest rate on the Term Loan B was fixed at 12% cash interest paid monthly plus 6% paid-in-kind (“PIK”), which was added to principal and due at maturity. Availability under the revolving credit facility was based on a borrowing base, which took into consideration the Company’s inventory and accounts receivable levels. The revolving credit facility was senior to both the Term Loan A and Term Loan B.

On March 16, 2004, the Company entered into a new three-year, $115 million credit facility to refinance its existing debt facility. The new debt facility is comprised of a $55 million revolving credit facility and a $60 million term loan. The new facility is secured by substantially all of the assets of the Company and expires on March 16, 2007. Under the terms of the debt refinancing, the Company retired its former $25 million revolving credit facility as well as its Term A and Term B loans. The refinancing resulted in a loss on early extinguishment of debt of $4.7 million due to the write-off of unamortized debt discount and financing fees. Due to the refinancing of the Company’s debt in March 2004, the amounts due after January 1, 2005 were classified as long-term in the January 3, 2004 balance sheet.

Interest on the $55 million revolving loan was initially payable monthly at LIBOR plus 3.25%. Interest on the $60 million term loan was initially payable monthly at LIBOR plus 3.5%. The interest rates float based on the underlying rate of LIBOR and the Company’s leverage. Availability under the revolving credit facility is not predicated on a borrowing base. The term loan requires quarterly principal payments of $1.25 million on July 2, 2004 and $2.5 million thereafter. In addition, the term loan must be prepaid by an amount equal to: (i) 100% of equity issued, or (ii) 75% of any material asset proceeds in excess of $1 million (other than the sale of inventory in the normal course of business), or (iii) 50% of any excess cash flow as provided for by the agreement. The new facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan.

The components of debt as of April 3, 2004 and January 3, 2004 were as follows:

	April 3, 2004	January 3, 2004
Revolving credit facility	$23.2	$—
Term loan	60.0	—
Term loan A	—	64.7
Term loan B	—	29.4
Unamortized debt discount	—	(2.6)

Total debt	83.2	91.5
Less amounts due within one year	8.8	6.3

Long-term debt	$74.4	$85.2

6. Pension Plans

Certain Midas employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees’ average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds, and government securities. No contributions were made to the plans for the quarter ended April 3, 2004. The Company does not expect to make material contributions to the plans during the remainder of the fiscal year.

The components of net periodic benefit cost recognized for the interim period are presented in the following table (in millions):

	For the quarter ended fiscal March
	2004	2003
Service cost – benefits	$0.4	$0.3
Interest cost on projected benefit obligation	0.8	0.8
Expected return on plan assets	(1.2)	(1.2)
Amortization of prior service cost	—	0.1
Amortization of net loss	0.3	0.2

Total periodic cost	$0.3	$0.2

7. Stock-Based Compensation

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

Midas’s net loss and loss per share would equal the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

	For the quarter ended fiscal March
	2004	2003
Net loss
As reported	$(2.6)	$(6.4)
Plus: stock-based compensation expense included in reported net loss, net of taxes	0.2	0.1
Less: fair value impact of employee stock compensation, net of taxes	(0.6)	(0.5)

Pro forma	$(3.0)	$(6.8)

Basic loss per share
As reported	$(0.16)	$(0.43)
Pro forma	(0.19)	(0.45)
Diluted loss per share

As reported	$(0.16)	$(0.43)
Pro forma	(0.19)	(0.45)

8. Warranty

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

Prior to fiscal 2003, the Company had not maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, the Company recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the fiscal 2003 outsourcing of the Midas distribution function to AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada, Midas no longer generates sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement. Consequently, the Company recorded charges during fiscal 2003 to reflect its estimated liability associated with outstanding warranties in the U.S. and Canada. Midas now accrues for the expected future cost of warranty redemptions at the time of the original installation of the warranted part based on the method described above. Warranty expense is included in cost of sales and revenues in the condensed statements of operations.

Year-to-date warranty activity through April 3, 2004 is summarized as follows (in millions):

Accrued warranty at beginning of period	$39.0
Warranty expense	2.1
Changes in foreign currency exchange rate	(0.1)
Warranty credit issued to franchisees (warranty claims paid)	(2.3)

Accrued warranty at end of period	38.7
Less current portion (included in accrued expenses)	(5.2)

Accrued warranty – non-current	$33.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Midas Business Transformation

The Company is in the process of transforming its business. In the past year, management has dramatically restructured the Company’s operations and re-directed the Company’s strategic focus towards the Midas retail system. These actions are intended to transform the Company by improving profitability, enhancing the competitive position of the Midas retail system, strengthening the Company’s balance sheet and reducing future capital requirements. This transformation encompasses sweeping changes in the way Midas dealers are supplied with genuine Midas products and other replacement auto parts, a re-definition of the service relationship between Midas dealers and their customers, and a shift in the way the Company approaches its relationship with Midas franchisees. The implementation of these initiatives is having the effect of substantially lowering overall Company revenues and expenses in fiscal 2004 compared with historical levels.

Certain aspects of the transformation were completed in fiscal 2003. During 2003, the Company outsourced the wholesale distribution of genuine Midas products and other replacement parts, closed all but one of the Company’s regional distribution centers, disposed of all 77 PWI quick-delivery distribution locations through sale or closure, closed or re-franchised 34 company-operated shops, and significantly reduced corporate administrative overhead. However, other changes to the way Midas does business continue to evolve, and this process will continue during fiscal 2004. The ultimate objective of this business transformation is reflected in Midas’ 2010 vision of “4-3-2-1.” Midas management is working towards:

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

First Quarter Fiscal 2004 Compared with First Quarter Fiscal 2003

The following is a summary of the Company’s sales and revenues for the first quarter of fiscal 2004 and 2003: ($ millions)

	2004	Percent to Total	2003	Percent to Total
Franchise royalties and license fees	$14.5	30.9%	$13.8	18.5%
Real estate revenues	9.1	19.4	9.0	12.1
Company-operated shop retail sales	8.6	18.3	11.7	15.7
Replacement part sales and product royalties	14.1	30.1	39.6	53.2
Other	0.6	1.3	0.4	0.5

Total sales and revenues	$46.9	100.0%	$74.5	100.0%

Sales and revenues for the first quarter of fiscal 2004 decreased $27.6 million or 37.1% from the first quarter of fiscal 2003 to $46.9 million, reflecting the impact of the Company’s business transformation that began during fiscal 2003.

Within the retail auto service business, royalty revenues and license fees increased 5.1% from the first quarter of 2003 due to a 1% comparable shop increase in system-wide Midas retail sales, the positive sales impact of the Company’s re-franchising of 24 company-operated shops during fiscal 2003, whose royalties were previously not included in franchising revenues, and the benefit of a favorable Canadian currency exchange rate. Sales from company-operated shops declined $3.1 million, or a decrease of 26.5% from the same period in fiscal 2003. The sales decrease primarily reflected a reduction in the number of company-operated shops in operation during the quarter compared to the prior year and a decline in comparable shop sales of 1%. As of April 3, 2004, there were 73 company-operated shops compared to 101 shops at the end of the first quarter of fiscal 2003. Revenues from real estate rentals increased slightly to $9.1 million. The increase reflects the improvement in system-wide comparable shop retail sales and the re-franchising of 24 previously company-operated shops during fiscal 2003, which offset a decrease in the number of shops in operation.

Replacement parts sales decreased $25.5 million to $14.1 million from $39.6 million in the first quarter of fiscal 2003. The decrease reflects the Company’s exit from the traditional wholesale and PWI parts distribution businesses during fiscal 2003. In fiscal 2004, replacement part revenues are comprised of the distribution of exhaust products to AutoZone, Inc. in the US, Uni-Select Inc. in Canada and to certain independent exhaust distributors, as well as sales derived from the Company’s coordination and administration of certain merchandise programs on behalf of Midas dealers, including tires, batteries and oil. Product royalties reflect royalties earned on the sale of parts to Midas dealers by AutoZone and Uni-Select. During the first quarter of fiscal 2003, the Company did not derive any revenue from product royalties.

Gross profit margin increased to 58.2% in the first quarter of fiscal 2004 from 48.1% in the first quarter of fiscal 2003. This increase was primarily due to a shift in the mix of the Company’s revenues. In fiscal 2004, more than 49% of the Company’s sales and revenues were derived from the higher margin franchising and company-operated shop operations, compared with only 34% in the first quarter of fiscal 2003. The favorable shift in sales mix helped to offset lower gross margins generated on the sale of exhaust parts in connection with the Company’s outsourcing of exhaust distribution to AutoZone and Uni-Select.

Selling, general and administrative expenses for the first quarter of 2004 decreased $15.3 million, or 41.0% from 2003 to $22.0 million. The large decrease in expenses reflects the closure of PWI and all but one of the Company’s regional distribution centers during fiscal 2003, as well as lower operating expenses associated with a reduced number of company-operated shops compared to the first quarter of fiscal 2003.

During the first quarter of fiscal 2003, the Company recorded a charge of $3.7 million related to the Company’s business transformation activities. The charges primarily reflected severance and lease costs related to PWI and company-operated shop closures, and severance charges for certain former executives who left the Company during the quarter. No such charges were recorded during the first quarter of 2004.

As a result of the above changes, operating income increased $10.5 million from a loss of $5.2 million in the first quarter of 2003 to income of $5.3 million in the first quarter of 2004. These changes caused an increase in operating income margin to 11.3% in the first quarter of 2004 from a negative 7.0% in the first quarter of 2003.

Interest expense increased from $4.3 million in the first quarter of 2003 to $5.1 million in the first quarter of 2004 as result of much higher interest rates compared to the prior year first quarter, despite a reduction in the overall debt level of the Company. In addition, the Company recorded a loss on early extinguishment of debt of $4.7 million in the first quarter of fiscal 2004 to reflect a write-off of the unamortized debt discount and financing fees related to the Company’s prior debt agreement. In fiscal 2003, the Company recorded $1.4 million in charges related to the extinguishment of a prior debt agreement.

The Company’s effective tax rate was 38.9% in the first quarter of both fiscal 2003 and fiscal 2004.

As a result of the above items, net loss improved $3.8 million from a loss of $6.4 million in the first quarter of 2003 to a loss of $2.6 million in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Midas’ cash and cash equivalents decreased $6.8 million in the first quarter of fiscal 2004.

The Company’s operating activities generated net cash of $6.2 million during the first quarter of fiscal 2004 compared to $0.3 million of cash generated in the first quarter of fiscal 2003. The year-over-year increase of $5.9 million was primarily due to a $3.8 million decrease in the net loss and a $6.0 million decrease in cash required by changes in assets and liabilities, partially offset by a $2.7 million increase in deferred income taxes. In addition, business transformation costs, net of cash payments, and losses on early extinguishment of debt were $0.9 million lower than the prior year. The $6.0 million reduction in cash required by changes in assets and liabilities was due to lower first quarter growth in accounts receivable in fiscal 2004 relative to 2003, as the collection of remaining receivables associated with the traditional wholesale and PWI businesses offset the typical seasonal growth in royalty accounts receivable. Additionally, accounts payable increased during the first quarter of 2004 whereas accounts payable declined in fiscal 2003 as a result of the wind-down of the Company’s traditional wholesale and Parts Warehouse Inc. (“PWI”) operations.

Investing activities used $0.7 million in cash in during the first quarter of fiscal 2004 compared to generating $2.3 million in cash during the first quarter of fiscal 2003. Fiscal 2004 investing activities consisted primarily of capital expenditures to maintain facilities and investments in information systems. Fiscal 2003 investing activities primarily consisted of $1.0 million in systems development projects and other maintenance capital expenditures, and $3.7 million in cash generated as the result of asset sales, including a sale and leaseback of the one of the Company’s distribution facilities and the sale of certain PWI locations.

Net cash used in financing activities was $12.3 million in the first quarter of fiscal 2004, compared to net cash used of $0.9 million in the first quarter of fiscal 2003. In fiscal 2004, the Company reduced total debt by $11.6 million and paid $2.1 million in fees in association with the Company’s debt refinancing in March 2004. In addition, the Company received $1.7 million in cash from the exercise of outstanding stock options. In fiscal 2003, the Company paid $4.8 million in financing fees and reduced total debt by $1.0 million. Additionally, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring.

As of January 4, 2004, the Company had credit facilities consisting of a $25 million revolving loan facility, a $64.7 million Term Loan A, and a $29.4 million Term Loan B. These facilities were secured by substantially all of the assets of the Company and were scheduled to expire on October 3, 2004. Interest on the revolving loan was payable monthly at the prime rate plus 2.75% or LIBOR plus 3.75%. Interest on a portion of the Term Loan A was fixed at 7.67%, while interest on the balance of the Term Loan A was payable monthly at the prime rate plus 5.0% or LIBOR plus 6.0%. The interest rate on the Term Loan B was fixed at 12% cash interest paid monthly plus 6% paid-in-kind (“PIK”), which was added to principal and due at maturity. Availability under the revolving credit facility was based on a borrowing base, which took into consideration the Company’s inventory and accounts receivable levels. The revolving credit facility was senior to both the Term Loan A and Term Loan B.

On March 16, 2004, the Company entered into a new three-year, $115 million credit facility to refinance its existing debt facility. The new debt facility is comprised of a $55 million revolving credit facility and a $60 million term loan. The new facility is secured by substantially all of the assets of the Company and expires on March 16, 2007. Under the terms of the debt refinancing, the Company retired its former $25 million revolving credit facility as well as its Term A and Term B loans. The refinancing resulted in a loss on early extinguishment of debt of $4.7 million due to the write-off of unamortized debt discount and financing fees.

Interest on the $55 million revolving loan was initially payable monthly at LIBOR plus 3.25%. Interest on the $60 million term loan was initially payable monthly at LIBOR plus 3.5%. The interest rates float based on the underlying rate of LIBOR and the Company’s leverage. Availability under the revolving credit facility is not predicated on a borrowing base. The term loan requires quarterly principal payments of $1.25 million on July 2, 2004 and $2.5 million thereafter. In addition, the term loan must be prepaid by an amount equal to: (i) 100% of equity issued, or (ii) 75% of any material asset proceeds in excess of $1 million (other than the sale of inventory in the normal course of business), or (iii) 50% of any excess cash flow as provided for by the agreement. The new facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan.

The Company believes that availability under the current debt agreement provides sufficient liquidity to finance operations and execute strategic initiatives.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at April 3, 2004. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Self-Insurance Reserves

Historically, the Company has been largely self-insured with respect to workers compensation, general liability, and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average monthly claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review. Effective January 1, 2004, the Company is no longer self-insured with respect to employee medical claims and has converted to a fully-insured medical program.

IMPACT OF NEW ACCOUNTING STANDARDS

On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The provisions of the Statement change the classification of certain freestanding financial instruments that are now classified as equity. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of SFAS 150 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

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

In December 2003, FASB Statement No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” was issued. Statement 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company’s disclosure in Note 6 of Notes to Condensed Financial Statements incorporates the requirements of Statement 132 (revised).

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

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the first quarter of fiscal 2004, the Company furnished the Securities and Exchange Commission (SEC) a Current Report on Form 8-K dated January 8, 2004, under Item 12 – Results of Operations and Financial Condition, reporting on the status of the Company’s debt reduction efforts; furnished the SEC a Current Report on Form 8-K dated February 26, 2004, under Item 12 – Results of Operations and Financial Condition, reporting Midas’ fourth quarter and full year fiscal 2003 earnings; and filed with the SEC a Current Report on Form 8-K dated March 17, 2004, under Item 5 – Other Events, reporting the completion of the Company’s debt refinancing activity.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2004	/s/ Alan D. Feldman
Alan D. Feldman
President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Senior Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller