Form 10-Q
period 2004-07-03
MIDAS INC
filed 2004-08-12
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of July 28, 2004 was 15,681,840.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal June		For the six months ended fiscal June
	2004	2003	2004	2003
	(13 weeks)	(13 weeks)	(26 Weeks)	(26 Weeks)
Sales and revenues:
Franchise royalties and license fees	$16.8	$16.5	$31.3	$30.3
Real estate revenues	9.0	8.9	18.1	17.9
Company-operated shop retail sales	9.3	11.2	17.9	22.9
Replacement part sales and product royalties	16.2	40.8	30.3	80.4
Other	0.7	0.5	1.3	0.9

Total sales and revenues	52.0	77.9	98.9	152.4

Cost of sales and revenues:
Real estate cost of revenues	5.5	5.2	11.0	10.3
Company-operated shop cost of sales	1.8	2.4	3.3	5.0
Replacement part cost of sales	12.4	26.4	22.9	54.5
Warranty expense	2.4	3.3	4.5	6.2
Business transformation charges (warranty reserve)	—	33.3	—	33.3
Business transformation charges (inventory write-down)	—	8.6	—	8.6

Total cost of sales and revenues	22.1	79.2	41.7	117.9

Gross profit	29.9	(1.3)	57.2	34.5
Selling, general, and administrative expenses	23.4	36.5	45.4	73.8
Business transformation charges	—	8.9	—	12.6

Operating income (loss)	6.5	(46.7)	11.8	(51.9)
Interest expense	(2.5)	(7.3)	(7.6)	(11.6)
Loss on early extinguishment of debt	—	—	(4.7)	(1.4)
Other income, net	0.2	0.5	0.5	0.9

Income (loss) before income tax expense (benefit)	4.2	(53.5)	—	(64.0)
Income tax expense (benefit)	1.6	(20.8)	—	(24.9)

Net income (loss)	$2.6	$(32.7)	$—	$(39.1)

Earnings (loss) per share:
Basic	$0.16	$(2.10)	$0.00	$(2.55)

Diluted	$0.16	$(2.10)	$0.00	$(2.55)

Average number of shares:
Common shares outstanding	15.3	15.1	15.2	15.0
Common stock warrants	0.3	0.5	0.3	0.3

Shares applicable to basic earnings	15.6	15.6	15.5	15.3
Equivalent shares on outstanding stock awards	0.6	—	0.6	—

Shares applicable to diluted earnings	16.2	15.6	16.1	15.3

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions)

	Fiscal June 2004	Fiscal December 2003
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$0.6	$7.4
Receivables, net	39.9	38.0
Inventories, net	12.7	14.5
Deferred income taxes	10.9	13.9
Other current assets	10.5	9.9

Total current assets	74.6	83.7
Property and equipment, net	125.4	131.7
Intangible assets	0.3	0.3
Deferred income taxes	58.4	56.1
Other assets	8.9	11.6

Total assets	$267.6	$283.4

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$11.8	$8.0
Accounts payable	14.4	13.7
Accrued expenses	39.7	47.5

Total current liabilities	65.9	69.2
Long-term debt	72.9	85.2
Obligations under capital leases	5.6	6.5
Finance lease obligation	37.2	37.5
Accrued warranty	33.5	33.8
Other liabilities	12.4	15.1

Total liabilities	227.5	247.3

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.5 million shares issued) and paid-in capital	22.0	23.8
Treasury stock, at cost (1.8 million shares and 2.2 million shares)	(42.3)	(49.6)
Unamortized restricted stock awards	(2.5)	(1.3)
Retained income	74.8	74.8
Cumulative other comprehensive loss	(11.9)	(11.6)

Total shareholders’ equity	40.1	36.1

Total liabilities and equity	$267.6	$283.4

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the six months ended fiscal June
	2004	2003
Cash flows from operating activities:
Net income (loss)	$—	$(39.1)
Adjustments reconciling net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6.8	8.3
Amortization of debt discount and financing fees	2.1	2.1
Business transformation charges (warranty reserve)	—	33.3
Business transformation charges (inventory write-down)	—	8.6
Business transformation charges	—	12.6
Loss on early extinguishment of debt	4.7	1.4
Cash outlays for business transformation costs	(6.0)	(6.4)
Deferred income taxes	0.7	(25.8)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	(2.5)	9.4

Net cash provided by operating activities	5.8	4.4

Cash flows from investing activities:
Capital investments	(0.4)	(1.4)
Cash paid for acquired businesses	(0.4)	(0.4)
Proceeds from sales of assets	—	5.2

Net cash provided by (used in) investing activities	(0.8)	3.4

Cash flows from financing activities:
Net decrease in bank debt	(11.3)	(5.3)
Issuance of stock warrants in connection with refinancing	—	5.0
Cash payments for debt financing fees	(2.1)	(4.8)
Payment of obligations under capital leases	(0.7)	(0.4)
Payment of obligations under finance lease	(0.3)	(0.4)
Cash received for common stock	3.0	—
Cash paid for treasury shares	(0.4)	(0.1)

Net cash used in financing activities	(11.8)	(6.0)

Net change in cash and cash equivalents	(6.8)	1.8
Cash and cash equivalents at beginning of period	7.4	0.5

Cash and cash equivalents at end of period	$0.6	$2.3

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock and Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Earnings	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Current	Cumulative
Fiscal year end 2003	17.5	$23.8	(2.2)	$(49.6)	$(1.3)	$74.8		$(11.6)
Purchase of treasury shares	—	—	—	(0.4)	—	—		—
Forfeiture of restricted stock awards	—	—	—	(0.1)	0.1	—		—
Restricted stock awards	—	0.2	0.1	2.1	(2.3)	—		—
Amortization of restricted stock awards (a)	—	0.2	—	—	1.0	—		—
Stock option transactions (a)	—	(2.2)	0.3	5.7	—	—		—
Net income	—	—	—	—	—	—	$—	—
Other comprehensive income (loss) —gain on derivative instruments, net of tax	—	—	—	—	—	—	0.1	0.1
—foreign currency translation adjustments	—	—	—	—	—	—	(0.4)	(0.4)

Comprehensive income (loss)	—	—	—	—	—	—	$(0.3)	—

Fiscal second quarter end 2004	17.5	$22.0	(1.8)	$(42.3)	$(2.5)	$74.8		$(11.9)

(a)	Common stock and paid in capital includes tax benefits of $0.2 million for vesting of restricted stock and $0.5 million for stock options exercised.

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 3, 2004. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended July 3, 2004 (“second quarter fiscal 2004”) and June 28, 2003 (“second quarter fiscal 2003”) and of its financial position as of July 3, 2004. All such adjustments are of a normal recurring nature. The results of operations for the second quarter fiscal 2004 and 2003 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended July 3, 2004 and June 28, 2003 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2003 financial statements in order to provide consistency with the fiscal 2004 results. These reclassifications did not affect previously reported net income or earnings per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2004	2003	2004	2003
Weighted-average common shares outstanding	15.3	15.1	15.2	15.0
Common stock warrants	0.3	0.5	0.3	0.3

Shares applicable to basic earnings	15.6	15.6	15.5	15.3
Effect of dilutive stock awards	0.6	—	0.6	—

Shares applicable to diluted earnings	16.2	15.6	16.1	15.3

Potential common share equivalents:
Stock options	1.6	2.1	1.6	2.1

Common share equivalents were excluded from 2003 diluted earnings per share as they would have had an anti-dilutive effect.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the six months ended fiscal June
	2004	2003
Interest paid	$4.8	$7.3
Income tax refunds	(0.4)	(3.3)
Income taxes paid	0.1	0.6

3. Inventories

Inventories, summarized by major classification, were as follows (in millions):

	Fiscal June 2004	Fiscal December 2003
	(Unaudited)
Raw materials and work in process	$2.5	$2.9
Finished goods	10.2	11.6

	$12.7	$14.5

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

The fiscal 2004 activity affecting the accrual for business transformation charges was as follows (shown in millions):

	Disposition of PWI	Rationalization of Company- Operated Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Balance at January 3, 2004	$0.8	$3.0	$5.3	$4.0	$13.1
Non-cash utilization	—	—	0.4	(0.4)	—
Cash payments	(0.5)	(0.7)	(3.5)	(1.3)	(6.0)

Balance at July 3, 2004	$0.3	$2.3	$2.2	$2.3	$7.1

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

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. As of July 3, 2004, the fair value of this instrument is approximately $100,000, net of taxes. This amount was recorded in other comprehensive income as a gain on derivative instruments.

The components of debt as of July 3, 2004 and January 3, 2004 were as follows:

	July 3, 2004	January 3, 2004
Revolving credit facility	$24.1	$—
Term loan	58.8	—
Term loan A	—	64.7
Term loan B	—	29.4
Unamortized debt discount	—	(2.6)

Total debt	82.9	91.5
Less amounts due within one year	10.0	6.3

Long-term debt	$72.9	$85.2

6. Pension Plans

Certain Midas employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees’ average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds, and government securities. Contributions of approximately $50,000 were made to the plans for the six months ended July 3, 2004. The Company does not expect to make material contributions to the plans during the remainder of the fiscal year.

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2004	2003	2004	2003
Service cost – benefits	$0.4	$0.3	$0.8	$0.7
Interest cost on projected benefit obligation	0.8	0.8	1.7	1.6
Expected return on plan assets	(1.2)	(1.2)	(2.4)	(2.4)
Amortization of prior service cost	—	0.1	—	0.1
Amortization of net loss	0.3	0.2	0.5	0.4

Total periodic cost	$0.3	$0.2	$0.6	$0.4

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

	For the quarter ended fiscal June
	2004	2003
Net income (loss)
As reported	$2.6	$(32.7)
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	0.3	—
Less: fair value impact of employee stock compensation, net of taxes	(1.1)	(0.4)

Pro forma	$1.8	$(33.1)

Basic earnings (loss) per share
As reported	$0.16	$(2.10)
Pro forma	0.11	(2.13)
Diluted earnings (loss) per share
As reported	$0.16	$(2.10)
Pro forma	0.11	(2.13)

	For the six months ended fiscal June
	2004	2003
Net income (loss)
As reported	$—	$(39.1)
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	0.5	0.1
Less: fair value impact of employee stock compensation, net of taxes	(1.7)	(1.0)

Pro forma	$(1.2)	$(40.0)

Basic earnings (loss) per share
As reported	$—	$(2.55)
Pro forma	(0.08)	(2.61)
Diluted earnings (loss) per share
As reported	$—	$(2.55)
Pro forma	(0.08)	(2.61)

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

Year-to-date warranty activity through July 3, 2004 is summarized as follows (in millions):

Accrued warranty at beginning of period	$39.0
Warranty expense	4.5
Changes in foreign currency exchange rate	(0.1)
Warranty credit issued to franchisees (warranty claims paid)	(4.8)

Accrued warranty at end of period	38.6
Less current portion (included in accrued expenses)	(5.1)

Accrued warranty – non-current	$33.5

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

Certain aspects of the transformation were completed in fiscal 2003. During 2003, the Company outsourced the wholesale distribution of genuine Midas products and other replacement parts, closed all but one of the Company’s regional distribution centers, disposed of all 77 of its Parts Warehouse, Inc. (“PWI”) quick-delivery distribution locations through sale or closure, closed or re-franchised 34 company-operated shops, and significantly reduced corporate administrative overhead. However, other changes to the way Midas does business continue to evolve, and this process will continue during fiscal 2004. The ultimate objective of this business transformation is reflected in Midas’ 2010 vision of “4-3-2-1.” Midas management is working towards:

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

Second Quarter Fiscal 2004 Compared with Second Quarter Fiscal 2003

The following is a summary of the Company’s sales and revenues for the second quarter of fiscal 2004 and 2003: ($ millions)

	2004	Percent to Total	2003	Percent to Total
Franchise royalties and license fees	$16.8	32.3%	$16.5	21.2%
Real estate revenues	9.0	17.3	8.9	11.4
Company-operated shop retail sales	9.3	17.9	11.2	14.4
Replacement part sales and product royalties	16.2	31.2	40.8	52.4
Other	0.7	1.3	0.5	0.6

Total sales and revenues	$52.0	100.0%	$77.9	100.0%

Sales and revenues for the second quarter of fiscal 2004 decreased $25.9 million or 33.2% from the second quarter of fiscal 2003 to $52.0 million, reflecting the impact of the Company’s business transformation that began during fiscal 2003.

Within the retail auto service business, royalty revenues and license fees increased 1.8% from the second quarter of 2003 due to an increase in royalties from international licensees, a 1.4% comparable shop increase in system-wide Midas retail sales and the positive sales impact of the Company’s re-franchising of 24 company-operated shops during fiscal 2003, whose royalties were previously not included in franchising revenues. These increases were partially offset by a reduction in North American shop count and lower franchise fee revenue compared to the prior year. Sales from company-operated shops declined $1.9 million, or a decrease of 17.0% from the same period in fiscal 2003. The sales decrease primarily reflects a reduction in the number of company-operated shops in operation during the quarter compared to the prior year, which offset a comparable shop sales increase of approximately 2%. As of July 3, 2004, there were 73 company-operated shops compared to 90 shops at the end of the second quarter of fiscal 2003. Revenues from real estate rentals increased slightly to $9.0 million. The increase reflects the improvement in system-wide comparable shop retail sales and the re-franchising of 24 previously company-operated shops during fiscal 2003, which offset a decrease in the number of shops in operation.

Replacement part sales and product royalties decreased $24.6 million to $16.2 million from $40.8 million in the second quarter of fiscal 2003. The decrease reflects the Company’s exit from the traditional wholesale and PWI parts distribution businesses during fiscal 2003. In fiscal 2004, such revenues are comprised of the distribution of exhaust products to AutoZone, Inc. in the US, Uni-Select Inc. in Canada and to certain independent exhaust distributors, as well as sales derived from the Company’s coordination and administration of certain merchandise programs on behalf of Midas dealers, including tires, batteries and oil. Product royalties reflect royalties earned on the sale of parts to Midas dealers by AutoZone and Uni-Select. During the second quarter of fiscal 2004, product royalties increased more than five fold when compared to the royalties earned in the same period in 2003.

Gross profit margin was 57.5% in the second quarter of fiscal 2004 compared to a gross margin of negative 1.7% in the second quarter of fiscal 2003. During the second quarter of fiscal 2003, the Company recorded charges to gross profit of $41.9 million to establish a reserve for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products in the US and to write-down the value of inventory associated with the Company’s exit from the traditional wholesale parts distribution business. Excluding these charges to gross profit, the Company’s gross profit margin of 57.5% in the second quarter of fiscal 2004 compares to a gross margin of 52.1% in the second quarter of fiscal 2003. This increase was primarily due to a shift in the mix of the Company’s revenues. In fiscal 2004, more than 50% of the Company’s sales and revenues were derived from the higher margin franchising and company-operated shop operations, compared with only 35% in the second quarter of fiscal 2003. The favorable shift in sales mix helped to offset lower gross margins generated on the sale of exhaust parts in connection with the Company’s outsourcing of exhaust distribution to AutoZone and Uni-Select.

Selling, general and administrative expenses for the second quarter of 2004 decreased $13.1 million, or 35.9% from 2003 to $23.4 million. The large decrease in expenses reflects the closure of PWI and all but one of the Company’s regional distribution centers during fiscal 2003, as well as lower operating expenses associated with a reduced number of company-operated shops compared to the second quarter of fiscal 2003.

During the second quarter of fiscal 2003, the Company recorded a charge of $8.9 million related to the Company’s business transformation activities. The charges primarily reflect costs incurred as a result of the Company’s decision to exit the traditional auto parts distribution business in the US, as well as costs related to PWI closures and the closure and re-franchising of certain company-operated shops.

As a result of the above changes, operating income increased $53.2 million from a loss of $46.7 million in the second quarter of 2003 to income of $6.5 million in the second quarter of 2004. These changes caused an increase in operating income margin to 12.5% in the second quarter of 2004 from a negative 60.0% in the second quarter of 2003.

Interest expense decreased from $7.3 million in the second quarter of 2003 to $2.5 million in the second quarter of 2004 due to much lower interest rates on borrowings as a result of the March 2004 refinancing and a substantial reduction in the Company’s total debt compared to the prior year.

The Company’s effective tax rate was 38.9% in the second quarter of both fiscal 2004 and 2003.

As a result of the above items, net income improved $35.3 million from a loss of $32.7 million in the second quarter of 2003 to income of $2.6 million in the second quarter of 2004.

Six Months Ended Fiscal 2004 Compared with Six Months Ended Fiscal 2003

The following is a summary of the Company’s sales and revenues for the first six months of fiscal 2004 and 2003: ($ millions)

	2004	Percent to Total	2003	Percent to Total
Franchise royalties and license fees	$31.3	31.7%	$30.3	19.9%
Real estate revenues	18.1	18.3	17.9	11.7
Company-operated shop retail sales	17.9	18.1	22.9	15.0
Replacement part sales and product royalties	30.3	30.6	80.4	52.8
Other	1.3	1.3	0.9	0.6

Total sales and revenues	$98.9	100.0%	$152.4	100.0%

Sales and revenues for the first six months of fiscal 2004 decreased $53.5 million or 35.1% from the first six months of fiscal 2003 to $98.9 million, reflecting the impact of the Company’s business transformation that began during fiscal 2003.

Within the retail auto service business, royalty revenues and license fees increased 3.3% from the first six months of 2003 due to an increase in royalties from international licensees, a 1.4% comparable shop increase in system-wide Midas retail sales and the positive sales impact of the Company’s re-franchising of 24 company-operated shops during fiscal 2003, whose royalties were previously not included in franchising revenues. These increases were partially offset by a reduction in North American shop count and lower franchise fee revenue compared to the prior year. Sales from company-operated shops declined $5.0 million, or a decrease of 21.8% from the same period in fiscal 2003. The sales decrease primarily reflects a reduction in the average number of company-operated shops in operation during the first six months compared to the prior year. Comparable shop sales for company-operated shops were approximately flat in the first six months of 2004 compared to the same period in 2003. Revenues from real estate rentals increased slightly to $18.1 million. The increase reflects the improvement in system-wide comparable shop retail sales and the re-franchising of 24 previously company-operated shops during fiscal 2003, which offset a decrease in the number of shops in operation.

Replacement part sales and product royalties decreased $50.1 million to $30.3 million from $80.4 million in the first six months of fiscal 2003. The decrease reflects the Company’s exit from the traditional wholesale and PWI parts distribution businesses during fiscal 2003. During the first six months of 2004, product royalties earned on the sale of parts to Midas dealers by AutoZone and Uni-Select increased sharply over the prior year when the transition to the AutoZone outsourced distribution arrangement had only just begun.

Gross profit margin was 57.8% in the first six months of fiscal 2004 compared to a gross profit margin of 22.6% in the first six months of fiscal 2003. During the first six months of fiscal 2003, the Company recorded charges to gross profit of $41.9 million to establish a reserve for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products in the US and to write-down the value of inventory associated with the Company’s exit from the traditional wholesale parts distribution business. Excluding these charges to gross profit, the Company’s gross profit margin of 57.8% in the first six months of fiscal 2004 compares to a gross margin of 50.1% in the first six months of fiscal 2003. This increase was primarily due to a shift in the mix of the Company’s revenues towards a greater share of sales derived from higher margin franchising and company-operated shop operations. The favorable shift in sales mix helped to offset lower gross margins generated on the sale of exhaust parts in connection with the Company’s outsourcing of exhaust distribution to AutoZone and Uni-Select.

Selling, general and administrative expenses for the first six months of 2004 decreased $28.4 million, or 38.5% from 2003 to $45.4 million. The large decrease in expenses reflects the closure of PWI and all but one of the Company’s regional distribution centers during fiscal 2003, as well as lower operating expenses associated with a reduced number of company-operated shops compared to the first six months of fiscal 2003.

During the first six months of fiscal 2003, the Company recorded charges of $12.6 million related to the Company’s business transformation activities. The charges primarily reflected costs incurred as a result of the Company’s decision to exit the traditional auto parts distribution business in the US, as well as costs related to PWI closures and the closure and re-franchising of certain company-operated shops.

As a result of the above changes, operating income increased $63.7 million from a loss of $51.9 million in the first six months of 2003 to income of $11.8 million in the first six months of 2004. These changes caused an increase in operating income margin to 11.9% in the first six months of 2004 from a negative 34.1% in the first six months of 2003.

Interest expense decreased from $11.6 million in the first six months of 2003 to $7.6 million in the first six months of 2004 as result of lower interest rates on borrowings and a substantial reduction in the Company’s average total debt level compared to the prior year. In addition, the Company recorded a loss on early extinguishment of debt of $4.7 million in the first six months of fiscal 2004 to reflect a write-off of the unamortized debt discount and financing fees related to the Company’s prior debt agreement. In the first six months of fiscal 2003, the Company recorded $1.4 million in charges related to the extinguishment of a prior debt agreement.

The Company incurred no income tax expense in the first six months of fiscal 2004. In the first six months of fiscal 2003, the Company recorded an income tax benefit based on a 38.9% tax rate.

As a result of the above items, net income improved $39.1 million from a loss of $39.1 million in the first six months of 2003 to break even in the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Midas’ cash and cash equivalents decreased $6.8 million in the first six months of fiscal 2004.

The Company’s operating activities generated net cash of $5.8 million during the first six months of fiscal 2004 compared to $4.4 million of cash generated in the first six months of fiscal 2003. The year-over-year increase of $1.4 million was primarily due to a $39.1 million increase in net income and a $26.5 million increase in deferred income taxes, partially offset by $11.9 million less cash generated by changes in assets and liabilities and a $1.5 million reduction in depreciation and amortization. Additionally, business transformation costs, net of cash payments, and losses on early extinguishment of debt were $50.8 million lower than the prior year. The $11.9 million decrease in cash generated by changes in assets and liabilities was primarily due to a much smaller reduction in inventory in fiscal 2004 compared to 2003, when the Company was selling inventory as part of its exit from the wholesale distribution business. The smaller reduction in inventory was partially offset by lower growth in accounts receivable in the first six months of fiscal 2004 relative to 2003, as the collection of remaining receivables associated with the traditional wholesale and PWI operations offset the typical seasonal growth in royalty accounts receivable.

Investing activities used $0.8 million in cash during the first six months of fiscal 2004 compared to generating $3.4 million in cash during the first six months of fiscal 2003. Fiscal 2004 investing activities consisted primarily of capital expenditures to maintain facilities and investments in information systems. Fiscal 2003 investing activities primarily consisted of $1.4 million in systems development and other maintenance capital expenditures, and $5.2 million in cash generated as the result of asset sales, including a sale and leaseback of the one of the Company’s distribution facilities and the sale of certain PWI locations.

Net cash used in financing activities was $11.8 million in the first six months of fiscal 2004, compared to net cash used of $6.0 million in the first six months of fiscal 2003. In fiscal 2004, the Company reduced total debt by $12.3 million and paid $2.1 million in fees in association with the Company’s debt refinancing in March 2004. In addition, the Company received $3.0 million in cash from the exercise of outstanding stock options. In fiscal 2003, the Company paid $4.8 million in financing fees and reduced total debt by $6.1 million. Additionally, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring.

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

Carrying Values of Long-Lived Assets

Midas evaluates the carrying values of its long-lived assets to be held and used in the business by reviewing undiscounted cash flows by asset group. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying values of the assets, the carrying values are adjusted for the differences between the fair values and the carrying values. Additionally, in the case of fixed assets related to locations that will be closed or sold, the Company writes down fixed assets to their estimated recovery value.

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at July 3, 2004. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

IMPACT OF NEW ACCOUNTING STANDARDS

On May 15, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The provisions of the Statement change the classification of certain freestanding financial instruments that are now classified as equity. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The adoption of Statement No. 150 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

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

In December 2003, the FASB issued Statement No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Statement No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company’s disclosure in Note 6 of Notes to Condensed Financial Statements incorporates the requirements of Statement No. 132 (revised).

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

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2004:
(April 4, 2004 through May 1, 2004)	—	—	N/A	N/A
May 2004:
(May 2, 2004 through May 29, 2004)	3,101	$19.00	N/A	N/A
June 2004:
(May 30, 2004 through July 3, 2004)	989	$18.90	N/A	N/A
Total	4,090	$18.98

Shares purchased represent the total number of restricted shares withheld to cover the withholding taxes upon the vesting of restricted stock. There were no publicly announced share repurchase plans or programs ongoing as of July 3, 2004.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders was held on May 11, 2004.

(b) Not Applicable

(c) At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of directors to serve until the 2007 Annual Meeting of Shareholders and (2) the approval of independent auditors. The voting results were as follows:

(1)	Each nominee for director was elected by a vote of the shareholders as follows:

Director	For	Withheld
Archie R. Dykes	13,520,979	137,134
Alan D. Feldman	13,545,007	113,106

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2005	Term Expiring in 2006
Thomas L. Bindley	Jarobin Gilbert, Jr.
Robert R. Schoeberl	Diane L. Routson

(2)	The proposal to ratify the appointment of KPMG LLP as the independent auditors of Midas, Inc. for the fiscal year ending January 1, 2005 was approved by shareholders as follows:

For	Against	Abstain
13,314,326	321,118	22,669

(d) Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

(b)	Reports on Form 8-K

During the second quarter of fiscal 2004, the Company furnished the Securities and Exchange Commission (SEC) a Current Report on Form 8-K dated May 6, 2004, under Item 12 – Results of Operations and Financial Condition, reporting Midas’ first quarter fiscal 2004 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2004	/s/ Alan D. Feldman
Alan D. Feldman
President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Senior Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller