Form 10-Q
period 2004-10-22
MIDAS INC
filed 2004-11-12
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of November 1, 2004 was 15,769,766.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2004	2003	2004	2003
	(13 weeks)	(13 weeks)	(39 Weeks)	(39 Weeks)
Sales and revenues:
Franchise royalties and license fees	$16.6	$16.3	$47.9	$46.6
Real estate revenues	9.2	9.1	27.3	27.0
Company-operated shop retail sales	9.2	9.6	27.1	32.5
Replacement part sales and product royalties	15.7	41.6	46.0	122.0
Other	0.6	0.4	1.9	1.3

Total sales and revenues	51.3	77.0	150.2	229.4

Cost of sales and revenues:
Real estate cost of revenues	5.5	5.5	16.5	15.8
Company-operated shop cost of sales	2.0	2.2	5.3	7.2
Replacement part cost of sales	12.5	32.2	35.4	86.7
Warranty expense	2.6	2.7	7.1	8.9
Business transformation charges (warranty reserve)	—	5.2	—	38.5
Business transformation charges (inventory write-down)	—	3.9	—	12.5

Total cost of sales and revenues	22.6	51.7	64.3	169.6

Gross profit	28.7	25.3	85.9	59.8
Selling, general, and administrative expenses	22.8	31.7	68.2	105.5
Business transformation charges	—	6.8	—	19.4

Operating income (loss)	5.9	(13.2)	17.7	(65.1)
Interest expense	(2.6)	(6.8)	(10.2)	(18.4)
Loss on early extinguishment of debt	—	—	(4.7)	(1.4)
Other income (expense), net	(0.1)	0.7	0.4	1.6

Income (loss) before income tax expense (benefit)	3.2	(19.3)	3.2	(83.3)
Income tax expense (benefit)	1.1	(7.5)	1.1	(32.4)

Net income (loss)	$2.1	$(11.8)	$2.1	$(50.9)

Earnings (loss) per share:
Basic	$0.14	$(0.76)	$0.14	$(3.31)

Diluted	$0.13	$(0.76)	$0.13	$(3.31)

Average number of shares:
Common shares outstanding	15.5	15.1	15.3	15.1
Common stock warrants	0.2	0.5	0.3	0.3

Shares applicable to basic earnings	15.7	15.6	15.6	15.4
Equivalent shares on outstanding stock awards	0.5	—	0.5	—

Shares applicable to diluted earnings	16.2	15.6	16.1	15.4

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions)

	Fiscal September 2004	Fiscal December 2003
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$0.6	$7.4
Receivables, net	37.2	38.0
Inventories, net	13.3	15.1
Deferred income taxes	9.3	13.9
Other current assets	6.1	9.3

Total current assets	66.5	83.7
Property and equipment, net	122.3	131.7
Intangible assets	0.3	0.3
Deferred income taxes	60.9	56.1
Other assets	9.8	11.6

Total assets	$259.8	$283.4

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$7.8	$8.0
Accounts payable	15.3	13.7
Accrued expenses	35.0	47.5

Total current liabilities	58.1	69.2
Long-term debt	70.3	85.2
Obligations under capital leases	5.4	6.5
Finance lease obligation	37.0	37.5
Accrued warranty	33.8	33.8
Other liabilities	12.2	15.1

Total liabilities	216.8	247.3

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.6 million and 17.5 million shares issued) and paid-in capital	21.7	23.8
Treasury stock, at cost (1.8 million shares and 2.2 million shares)	(42.1)	(49.6)
Unamortized restricted stock awards	(2.3)	(1.3)
Retained income	76.9	74.8
Cumulative other comprehensive loss	(11.2)	(11.6)

Total shareholders’ equity	43.0	36.1

Total liabilities and equity	$259.8	$283.4

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the nine months ended fiscal September
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2.1	$(50.9)
Adjustments reconciling net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10.0	12.0
Amortization of debt discount and financing fees	2.3	4.9
Business transformation charges (warranty reserve)	—	38.5
Business transformation charges (inventory write-down)	—	12.5
Business transformation charges	—	19.4
Loss on early extinguishment of debt	4.7	1.4
Cash outlays for business transformation costs	(7.3)	(9.7)
Deferred income taxes	(0.2)	(34.4)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	1.3	21.4

Net cash provided by operating activities	12.9	15.1

Cash flows from investing activities:
Capital investments	(0.8)	(1.6)
Cash paid for acquired businesses	(0.4)	(0.4)
Proceeds from sales of assets	—	9.4

Net cash provided by (used in) investing activities	(1.2)	7.4

Cash flows from financing activities:
Net decrease in bank debt	(17.8)	(19.3)
Issuance of stock warrants in connection with refinancing	—	5.0
Cash payments for debt financing fees	(2.1)	(4.8)
Payment of obligations under capital leases	(0.8)	(0.6)
Payment of obligations under finance lease	(0.5)	(0.5)
Cash received for common stock	3.1	0.1
Cash paid for treasury shares	(0.4)	(0.1)

Net cash used in financing activities	(18.5)	(20.2)

Net change in cash and cash equivalents	(6.8)	2.3
Cash and cash equivalents at beginning of period	7.4	0.5

Cash and cash equivalents at end of period	$0.6	$2.8

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock and Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Earnings	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Current	Cumulative
Fiscal year end 2003	17.5	$23.8	(2.2)	$(49.6)	$(1.3)	$74.8		$(11.6)
Purchase of treasury shares	—	—	—	(0.4)	—	—		—
Forfeiture of restricted stock awards	—	—	—	(0.1)	0.1	—		—
Restricted stock awards	—	0.2	0.1	2.1	(2.3)	—		—
Exercise of stock warrants	0.1	—	—	—	—	—		—
Amortization of restricted stock awards	—	—	—	—	1.2	—		—
Stock option transactions (a)	—	(2.3)	0.3	5.9	—	—		—
Net income	—	—	—	—	—	2.1	$2.1	—
Other comprehensive income (loss)
—Gain on derivative instruments, net of tax	—	—	—	—	—	—	0.1	0.1
—foreign currency translation adjustments	—	—	—	—	—	—	0.3	0.3

Comprehensive income (loss)	—	—	—	—	—	—	$2.5	—

Fiscal third quarter end 2004	17.6	$21.7	(1.8)	$(42.1)	$(2.3)	$76.9		$(11.2)

(a)	Common stock and paid in capital includes tax benefits of $0.5 million for stock options exercised.

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 3, 2004. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended October 2, 2004 (“third quarter fiscal 2004”) and September 27, 2003 (“third quarter fiscal 2003”) and of its financial position as of October 2, 2004. All such adjustments are of a normal recurring nature. The results of operations for the third quarter fiscal 2004 and 2003 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended October 2, 2004 and September 27, 2003 both cover a 13-week period, while the unaudited condensed financial statements for the nine months ended October 2, 2004 and September 27, 2003 both cover a 39-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2003 financial statements in order to provide consistency with the fiscal 2004 results. These reclassifications did not affect previously reported net income or earnings per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2004	2003	2004	2003
Weighted-average common shares outstanding	15.5	15.1	15.3	15.1
Common stock warrants	0.2	0.5	0.3	0.3

Shares applicable to basic earnings	15.7	15.6	15.6	15.4
Effect of dilutive stock awards	0.5	—	0.5	—

Shares applicable to diluted earnings	16.2	15.6	16.1	15.4

Potential common share equivalents:
Stock options	1.7	2.1	1.7	2.1

Common share equivalents were excluded from 2003 diluted earnings per share as they would have had an anti-dilutive effect.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the nine months ended fiscal September
	2004	2003
Interest paid	$7.4	$11.7
Income tax refunds	(0.4)	(6.9)
Income taxes paid	0.1	1.1

3. Inventories

Inventories, summarized by major classification, were as follows (in millions):

	Fiscal September 2004	Fiscal December 2003
	(Unaudited)
Raw materials and work in process	$3.2	$2.9
Finished goods, net of reserves	10.1	12.2

	$13.3	$15.1

4. Business Transformation Charges

The Company is in the process of transforming its business. As part of the Company’s business transformation, the Company has developed and implemented strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives included the disposition of the assets of Parts Warehouse, Inc. (“PWI”), the closure and re-franchising of certain company-operated shops, the redesign of the Company’s wholesale parts distribution network, and the reduction of administrative expenses related to former operating activities. The implementation of these initiatives is having the effect of substantially lowering overall Company revenues and expenses compared to historical levels. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges in fiscal 2003, 2002 and 2001, to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses.

The fiscal 2004 activity affecting the accrual for business transformation charges was as follows (shown in millions):

	Disposition of PWI	Rationalization of Company- Operated Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Balance at January 3, 2004	$0.8	$3.0	$5.3	$4.0	$13.1
Non-cash addition (utilization)	—	—	0.5	(0.4)	0.1
Cash payments	(0.7)	(0.9)	(4.4)	(1.3)	(7.3)

Balance at October 2, 2004	$0.1	$2.1	$1.4	$2.3	$5.9

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

On March 16, 2004, the Company entered into a new three-year, $115 million credit facility to refinance its existing debt facility. The new debt facility was initially comprised of a $55 million revolving credit facility and a $60 million term loan. The new facility is secured by substantially all of the assets of the Company and expires on March 16, 2007.

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

On November 5, 2004, the Company amended its new debt facility to reduce required principal amortization under the term loan, remove certain restrictive covenants, and reduce interest rates. As amended, the term loan now requires quarterly principal payments of $1.5 million, and must be prepaid by an amount equal to: (i) 100% of equity issued, or (ii) $2.5 million of the first $7.5 million of proceeds from the sale of the Company’s exhaust manufacturing business (discussed in Note 9) plus 50% of any proceeds between $7.5 million and $15.5 million, or (iii) 75% of any other material asset proceeds in excess of $1 million (other than the sale of inventory in the normal course of business). A total of $6 million of the term loan is reported as current in the October 2, 2004 balance sheet as a result of this amendment.

The amendment also eliminates the Company’s restrictions on capital expenditures and treasury stock repurchases, and reduces the interest rate on both the term loan and revolving loan by 50 basis points. Based on the new rates and the Company’s current debt levels, interest on the revolving loan is now payable at LIBOR plus 2.25% and interest on the term loan is now payable at LIBOR plus 2.5%.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. As of October 2, 2004, the fair value of this instrument was approximately $100,000, net of taxes. This amount was recorded in other comprehensive income as a gain on derivative instruments.

The components of debt as of October 2, 2004 and January 3, 2004 were as follows (shown in millions):

	October 2, 2004	January 3, 2004
Revolving credit facility	$20.1	$—
Term loan	56.2	—
Term loan A	—	64.7
Term loan B	—	29.4
Unamortized debt discount	—	(2.6)

Total debt	76.3	91.5
Less amounts due within one year	6.0	6.3

Long-term debt	$70.3	$85.2

6. Pension Plans

Certain Midas employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees’ average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds, and government securities. Contributions of approximately $75,000 were made to the plans for the nine months ended October 2, 2004. The Company does not expect to make material contributions to the plans during the remainder of the fiscal year.

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2004	2003	2004	2003
Service cost – benefits	$0.4	$0.3	$1.2	$1.0
Interest cost on projected benefit obligation	0.8	0.8	2.5	2.4
Expected return on plan assets	(1.2)	(1.2)	(3.6)	(3.6)
Amortization of prior service cost	—	0.1	—	0.2
Amortization of net loss	0.3	0.2	0.8	0.6

Total periodic cost	$0.3	$0.2	$0.9	$0.6

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

Midas’s net income (loss) and earnings (loss) per share would equal the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” (In millions, except for earnings per share):

	For the quarter ended fiscal September
	2004	2003
Net income (loss)
As reported	$2.1	$(11.8)
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	0.1	0.1
Less: fair value impact of employee stock compensation, net of taxes	(0.4)	(1.0)

Pro forma	$1.8	$(12.7)

Basic earnings (loss) per share
As reported	$0.14	$(0.76)
Pro forma	0.12	(0.82)
Diluted earnings (loss) per share
As reported	$0.13	$(0.76)
Pro forma	0.11	(0.82)

	For the nine months ended fiscal September
	2004	2003
Net income (loss)
As reported	$2.1	$(50.9)
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	0.8	0.2
Less: fair value impact of employee stock compensation, net of taxes	(2.3)	(1.9)

Pro forma	$0.6	$(52.6)

Basic earnings (loss) per share
As reported	$0.14	$(3.31)
Pro forma	0.04	(3.42)
Diluted earnings (loss) per share
As reported	$0.13	$(3.31)
Pro forma	0.04	(3.42)

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

Year-to-date warranty activity through October 2, 2004 is summarized as follows (in millions):

Accrued warranty at beginning of period	$39.0
Warranty expense	7.1
Changes in foreign currency exchange rate	0.1
Warranty credit issued to franchisees (warranty claims paid)	(7.3)

Accrued warranty at end of period	38.9
Less current portion (included in accrued expenses)	(5.1)

Accrued warranty – non-current	$33.8

9. Subsequent Events

On October 27, 2004, the Company announced its intention to sell its IPC exhaust distribution business and exit exhaust manufacturing. Midas believes that exhaust manufacturing no longer represents a strategic fit for the Company’s evolving retail-focused business model. Going forward, Midas believes that exiting exhaust manufacturing will best enable the Company to ensure that Midas franchisees have access to competitively priced, high-quality exhaust products and allow the Company to continue to provide for the long-standing Midas lifetime warranty on mufflers. When completed, the Company expects that Midas’ exit from exhaust manufacturing will have the effect of further reducing overall Company revenues and expenses compared to current and historical levels, and will increase the Company’s operating margin.

As a result of exiting the exhaust manufacturing and distribution business, the Company will eventually close its factory in Hartford, Wisconsin and its distribution center in Chicago, Illinois. The closure of these facilities likely will result in additional business transformation charges for employee severance, facility shut down costs and the write-down of the carrying value of certain fixed assets, inventory and certain other assets to their net realizable value. The nature, amount and timing of these charges has not yet been finalized and will depend on the finalization of a sale transaction. Both the Hartford and Chicago facilities are owned by the Company and ultimately will be sold as a result of Midas’ exit from the manufacturing business. The proceeds from the sale of these facilities and other asset liquidation activity is expected to more than offset the cash costs associated with employee severance and facility shut down.

On November 5, 2004, the Company amended its new debt facility to reduce required principal amortization under the term loan, remove certain restrictive covenants, and reduce interest rates. See Note 5 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

The Midas Business Transformation

The Company is in the process of transforming its business. In the past two years, management has dramatically restructured the Company’s operations and re-directed the Company’s strategic focus towards the Midas retail system. These actions are intended to transform the Company by improving profitability, enhancing the competitive position of the Midas retail system, strengthening the Company’s balance sheet and reducing future capital requirements. This transformation encompasses sweeping changes in the way Midas dealers are supplied with genuine Midas products and other replacement auto parts, a re-definition of the service relationship between Midas dealers and their customers, and a shift in the way the Company approaches its relationship with Midas franchisees. The implementation of these initiatives is having the effect of substantially lowering overall Company revenues and expenses in fiscal 2004 compared with historical levels.

Certain aspects of the transformation were completed in fiscal 2003 while others continue in 2004. During 2003, the Company outsourced the wholesale distribution of genuine Midas products and other replacement parts, closed all but one of the Company’s regional distribution centers, disposed of all 77 of its Parts Warehouse, Inc. (“PWI”) quick-delivery distribution locations through sale or closure, closed or re-franchised 34 company-operated shops, and significantly reduced corporate administrative overhead. In October 2004, the Company announced its intention to sell its IPC exhaust distribution business and exit exhaust manufacturing. Midas believes that exhaust manufacturing no longer represents a strategic fit for the Company’s evolving retail-focused business model. Going forward, Midas believes that exiting exhaust manufacturing will best enable the Company to ensure that Midas franchisees have access to competitively priced, high-quality exhaust products and allow the Company to continue to provide for the long-standing Midas lifetime warranty on mufflers. When completed, the Company expects that Midas’ exit from exhaust manufacturing will have the effect of further reducing overall Company revenues and expenses compared to current and historical levels, and will increase the Company’s operating margin.

The Midas business transformation, and resulting changes to the way the Company does business, will continue to evolve through 2004 and into fiscal 2005. The ultimate objective of the Midas business transformation is reflected in Midas’ 2010 vision of “4-3-2-1.” Midas management is working towards:

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

Third Quarter Fiscal 2004 Compared with Third Quarter Fiscal 2003

The following is a summary of the Company’s sales and revenues for the third quarter of fiscal 2004 and 2003: ($ millions)

	2004	Percent to Total	2003	Percent to Total
Franchise royalties and license fees	$16.6	32.4%	$16.3	21.1%
Real estate revenues	9.2	17.9	9.1	11.9
Company-operated shop retail sales	9.2	17.9	9.6	12.5
Replacement part sales and product royalties	15.7	30.6	41.6	54.0
Other	0.6	1.2	0.4	0.5

Total sales and revenues	$51.3	100.0%	$77.0	100.0%

Sales and revenues for the third quarter of fiscal 2004 decreased $25.7 million or 33.4% from the third quarter of fiscal 2003 to $51.3 million, reflecting the impact of the Company’s business transformation that began during fiscal 2003.

Within the retail auto service business, royalty revenues and license fees increased 1.8% from the third quarter of 2003 due to an increase in royalties from international licensees, a 1.6% comparable shop increase in system-wide Midas retail sales and the positive sales impact of the Company’s re-franchising of certain company-operated shops during fiscal 2003, whose royalties were previously not included in franchising revenues. These increases were partially offset by a reduction in North American shop count and lower franchise fee revenue compared to the prior year, when re-franchising of certain company-operated shops increased franchise fee revenue. Sales from company-operated shops declined $0.4 million, or a decrease of 4.2% from the same period in fiscal 2003. The sales decrease reflects a reduction in the average number of company-operated shops in operation during the third quarter compared to the prior year. Comparable shop sales for company-operated shops increased nearly 2% in the third quarter of 2004 compared to the same period in 2003. Revenues from real estate rentals increased slightly to $9.2 million. The increase primarily reflects scheduled rent increases and the re-franchising of certain previously company-operated shops during fiscal 2003, which offset a decrease in the number of shops in operation.

Replacement part sales and product royalties decreased $25.9 million to $15.7 million from $41.6 million in the third quarter of fiscal 2003. The decrease reflects the Company’s exit from the traditional wholesale and PWI parts distribution businesses during fiscal 2003. In fiscal 2004, such revenues are comprised of the distribution of exhaust products to AutoZone, Inc. in the US, Uni-Select Inc. in Canada and to certain independent exhaust distributors, as well as sales derived from the Company’s coordination and administration of certain merchandise programs on behalf of Midas dealers, including tires, batteries and oil. Product royalties reflect royalties earned on the sale of parts to Midas dealers by AutoZone and Uni-Select. During the third quarter of fiscal 2004, product royalties increased more than two fold when compared to the royalties earned in the same period in 2003.

Gross profit margin was 56.0% in the third quarter of fiscal 2004 compared to a gross margin of 32.9% in the third quarter of fiscal 2003. During the third quarter of fiscal 2003, the Company recorded charges to gross profit of $9.1 million to establish a reserve for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products in Canada and to write-down the value of inventory associated with the Company’s exit from the traditional wholesale parts distribution business in Canada. Excluding these charges to gross profit, the Company’s gross profit margin of 56.0% in the third quarter of fiscal 2004 compares to a gross margin of 44.7% in the third quarter of fiscal 2003. This increase was primarily due to a shift in the mix of the Company’s revenues. In fiscal 2004, more than 50% of the Company’s sales and revenues were derived from the higher margin franchising and company-operated shop operations, compared with only 34% in the third quarter of fiscal 2003. The favorable shift in sales mix helped to offset significantly lower gross margins generated on the sale of exhaust parts in connection with the Company’s outsourcing of exhaust distribution to AutoZone and Uni-Select, compared to the gross margins the Company realized in fiscal 2003 when selling exhaust parts directly to Midas franchisees.

Selling, general and administrative expenses for the third quarter of 2004 decreased $8.9 million, or 28.1%, from $31.7 million in the third quarter of 2003 to $22.8 million. The large decrease in expenses reflects the closure of PWI and all but one of the Company’s regional distribution centers during fiscal 2003, as well as lower operating expenses associated with a reduced number of company-operated shops compared to the third quarter of fiscal 2003.

During the third quarter of fiscal 2003, the Company recorded charges of $6.8 million related to the Company’s business transformation activities. The charges primarily reflected costs incurred as a result of the Company’s decision to exit the traditional auto parts distribution business in the US and Canada, as well as costs related to PWI closures and the closure and re-franchising of certain company-operated shops.

As a result of the above changes, operating income increased $19.1 million from a loss of $13.2 million in the third quarter of 2003 to income of $5.9 million in the third quarter of 2004. These changes caused an increase in operating income margin to 11.5% in the third quarter of 2004 from a negative 17.1% in the third quarter of 2003.

Interest expense decreased from $6.8 million in the third quarter of 2003 to $2.6 million in the third quarter of 2004 due to much lower interest rates on borrowings as a result of the March 2004 refinancing and a substantial reduction in the Company’s total debt compared to the prior year.

The Company’s effective tax rate was 34.1% in the third quarter of fiscal 2004 compared to 38.9% in fiscal 2003 primarily due to state tax refunds.

As a result of the above items, net income improved $13.9 million from a loss of $11.8 million in the third quarter of 2003 to income of $2.1 million in the third quarter of 2004.

Nine Months Ended Fiscal 2004 Compared with Nine Months Ended Fiscal 2003

The following is a summary of the Company’s sales and revenues for the first nine months of fiscal 2004 and 2003: ($ millions)

	2004	Percent to Total	2003	Percent to Total
Franchise royalties and license fees	$47.9	31.9%	$46.6	20.3%
Real estate revenues	27.3	18.2	27.0	11.7
Company-operated shop retail sales	27.1	18.0	32.5	14.2
Replacement part sales and product royalties	46.0	30.6	122.0	53.2
Other	1.9	1.3	1.3	0.6

Total sales and revenues	$150.2	100.0%	$229.4	100.0%

Sales and revenues for the first nine months of fiscal 2004 decreased $79.2 million or 34.5% from the first nine months of fiscal 2003 to $150.2 million, reflecting the impact of the Company’s business transformation that began during fiscal 2003.

Within the retail auto service business, royalty revenues and license fees increased 2.8% from the first nine months of 2003 due to an increase in royalties from international licensees, a 1.5% comparable shop increase in system-wide Midas retail sales and the positive sales impact of the Company’s re-franchising of 24 company-operated shops during fiscal 2003, whose royalties were previously not included in franchising revenues. These increases were partially offset by a reduction in North American shop count and lower franchise fee revenue compared to the prior year, when re-franchising of 24 company-operated shops increased franchise fee revenue. Sales from company-operated shops declined $5.4 million, or a decrease of 16.6% from the same period in fiscal 2003. The sales decrease reflects a reduction in the average number of company-operated shops in operation during the first nine months compared to the prior year. Comparable shop sales for company-operated shops increased nearly 1% in the first nine months of 2004 compared to the same period in 2003. Revenues from real estate rentals increased slightly to $27.3 million. The increase primarily reflects scheduled rent increases and the re-franchising of 24 previously company-operated shops during fiscal 2003, which offset a decrease in the number of shops in operation.

Replacement part sales and product royalties decreased $76.0 million to $46.0 million from $122.0 million in the first nine months of fiscal 2003. The decrease reflects the Company’s exit from the traditional wholesale and PWI parts distribution businesses during fiscal 2003. During the first nine months of 2004, product royalties earned on the sale of parts to Midas dealers by AutoZone and Uni-Select increased more than five fold over the prior year when the transition to the AutoZone and Uni-Select outsourced distribution arrangements had only just begun.

Gross profit margin was 57.2% in the first nine months of fiscal 2004 compared to a gross profit margin of 26.1% in the first nine months of fiscal 2003. During the first nine months of fiscal 2003, the Company recorded charges to gross profit of $51.0 million to establish a reserve for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products in the US and Canada, and to write-down the value of inventory associated with the Company’s exit from the traditional wholesale parts distribution business. Excluding these charges to gross profit, the Company’s gross profit margin of 57.2% in the first nine months of fiscal 2004 compares to a gross margin of 48.3% in the first nine months of fiscal 2003. This increase was primarily due to a shift in the mix of the Company’s revenues towards a greater share of sales derived from higher margin franchising and company-operated shop operations. The favorable shift in sales mix helped to offset significantly lower gross margins generated on the sale of exhaust parts in connection with the Company’s outsourcing of exhaust distribution to AutoZone and Uni-Select, compared to the gross margins the Company realized in fiscal 2003 when selling exhaust parts directly to Midas franchisees.

Selling, general and administrative expenses for the first nine months of 2004 decreased $37.3 million, or 35.4%, from $105.5 million in the first nine months of 2003 to $68.2 million. The large decrease in expenses reflects the closure of PWI and all but one of the Company’s regional distribution centers during fiscal 2003, as well as lower operating expenses associated with a reduced number of company-operated shops compared to the first nine months of fiscal 2003.

During the first nine months of fiscal 2003, the Company recorded charges of $19.4 million related to the Company’s business transformation activities. The charges primarily reflected costs incurred as a result of the Company’s decision to exit the traditional auto parts distribution business in the US and Canada, as well as costs related to PWI closures and the closure and re-franchising of certain company-operated shops.

As a result of the above changes, operating income increased $82.8 million from a loss of $65.1 million in the first nine months of 2003 to income of $17.7 million in the first nine months of 2004. These changes caused an increase in operating income margin to 11.8% in the first nine months of 2004 from a negative 28.4% in the first nine months of 2003.

Interest expense decreased from $18.4 million in the first nine months of 2003 to $10.2 million in the first nine months of 2004 as result of lower interest rates on borrowings and a substantial reduction in the Company’s average total debt level compared to the prior year. In addition, the Company recorded a loss on early extinguishment of debt of $4.7 million in the first nine months of fiscal 2004 to reflect a write-off of the unamortized debt discount and financing fees related to the Company’s prior debt agreement. In the first nine months of fiscal 2003, the Company recorded $1.4 million in charges related to the extinguishment of a prior debt agreement.

The Company’s effective tax rate was 34.1% in the first nine months of fiscal 2004 compared to 38.9% in the first nine months of fiscal 2003 primarily due to state tax refunds.

As a result of the above items, net income improved $53.0 million from a loss of $50.9 million in the first nine months of 2003 to income of $2.1 million in the first nine months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash management system permits the Company to make daily borrowings and repayments on its line of credit. This allows Midas to minimize interest expense and to maintain a cash balance close to zero.

Midas’ cash and cash equivalents decreased $6.8 million in the first nine months of fiscal 2004.

The Company’s operating activities generated net cash of $12.9 million during the first nine months of fiscal 2004 compared to $15.1 million of cash generated in the first nine months of fiscal 2003. The year-over-year decrease of $2.2 million was primarily due to a $64.7 million reduction in business transformation costs, net of cash payments, a $4.6 million reduction in depreciation and amortization, and $20.1 million less cash generated by changes in assets and liabilities. These decreases to cash flow from operating activities were largely offset by a $53.0 million increase in net income, a $34.2 million increase in deferred income taxes, and a $3.3 million increase in loss on early extinguishment of debt. The $20.1 million decrease in cash generated by changes in assets and liabilities was primarily due to a much smaller reduction in inventory in fiscal 2004 compared to 2003, when the Company was selling inventory as part of its exit from the wholesale distribution business. This smaller reduction in inventory was partially offset by lower growth in accounts receivable in the first nine months of fiscal 2004 relative to 2003, and an increase in accounts payable in the first nine months of fiscal 2004 compared to a decrease in accounts payable in the first nine months of fiscal 2003. In fiscal 2004, the collection of remaining receivables associated with the traditional wholesale and PWI operations has offset the typical seasonal growth in royalty accounts receivable. The fiscal 2003 decline in the Company’s accounts payable primarily reflected the reduction of vendor payables for vendors who supplied the Company’s former wholesale parts distribution operation.

Investing activities used $1.2 million in cash during the first nine months of fiscal 2004 compared to generating $7.4 million in cash during the first nine months of fiscal 2003. Fiscal 2004 investing activities consisted primarily of capital expenditures to maintain facilities and investments in information systems. Fiscal 2003 investing activities primarily consisted of $1.6 million in systems development and other maintenance capital expenditures, and $9.4 million in cash generated as the result of asset sales, including a sale and leaseback of the one of the Company’s distribution facilities, and the sale of certain PWI and company-operated shop locations.

Net cash used in financing activities was $18.5 million in the first nine months of fiscal 2004, compared to net cash used of $20.2 million in the first nine months of fiscal 2003. In fiscal 2004, the Company reduced total debt by

$19.1 million and paid $2.1 million in fees in association with the Company’s debt refinancing in March 2004. In addition, the Company received $3.1 million in cash from the exercise of outstanding stock options. In fiscal 2003, the Company paid $4.8 million in financing fees and reduced total debt by $20.4 million. Additionally, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring.

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

On March 16, 2004, the Company entered into a new three-year, $115 million credit facility to refinance its existing debt facility. The new debt facility was initially comprised of a $55 million revolving credit facility and a $60 million term loan. The new facility is secured by substantially all of the assets of the Company and expires on March 16, 2007. Under the terms of the debt refinancing, the Company retired its former $25 million revolving credit facility as well as its Term A and Term B loans. The refinancing resulted in a loss on early extinguishment of debt of $4.7 million due to the write-off of unamortized debt discount and financing fees.

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

On November 5, 2004, the Company amended its new debt facility to reduce required principal amortization under the term loan, remove certain restrictive covenants, and reduce interest rates. As amended, the term loan now requires quarterly principal payments of $1.5 million, and must be prepaid by an amount equal to: (i) 100% of equity issued, or (ii) $2.5 million of the first $7.5 million of proceeds from the sale of the Company’s exhaust manufacturing business plus 50% of any proceeds between $7.5 million and $15.5 million, or (iii) 75% of any other material asset proceeds in excess of $1 million (other than the sale of inventory in the normal course of business). A total of $6 million of the term loan is reported as current in the October 2, 2004 balance sheet as a result of this amendment.

The amendment also eliminates the company’s restrictions on capital expenditures and treasury stock repurchases, and reduces the interest rate on both the term loan and revolving loan by 50 basis points. Based on the new rates and the Company’s current debt levels, interest on the revolving loan is now payable at LIBOR plus 2.25% and interest on the term loan is now payable at LIBOR plus 2.5%.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan.

On November 9, 2004, the Midas Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million. The Company intends to use internally generated funds over the next several years to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions.

The Company believes that cash flow from operations and availability under the current debt agreement will provide sufficient liquidity to finance operations, execute strategic initiatives, and repurchase shares.

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

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at October 2, 2004. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

FORWARD LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

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

As of January 1, 2005, the Company’s system of internal controls must comply with the rules, regulations and standards of the Securities and Exchange Commission and the Public Company Accounting Oversight Board adopted pursuant to or otherwise related to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404 Rules”). The Company is currently in the process of documenting and testing its internal control procedures in order to satisfy the requirements of the Section 404 Rules, which require annual management assessments of the effectiveness of internal controls over financial reporting and a report by the Company’s registered independent accounting firm addressing these assessments. During the course of testing the Company may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by the Section 404 Rules. The failure to achieve and maintain an effective system of internal controls, or the existence of material weaknesses related to such system of internal controls, could adversely affect the Company’s stock price.

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

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no shares repurchased during the third quarter of fiscal 2004. There were no publicly announced share repurchase plans or programs ongoing during the third quarter of fiscal 2004 or as of October 2, 2004.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

4.27	First Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2004, among Midas International Corporation and the other Borrowers named therein, the lenders named therein, Bank One, N.A., as Agent, National City Bank of Michigan/Illinois, as Syndication Agent, and LaSalle Bank National Association, as Documentation Agent.

4.28	Third Amendment to Rights Agreement, dated as of November 9, 2004, between Midas, Inc. and EquiServe Trust Company, N.A.

10.26	Second Amendment to Agreement for Strategic Alliance and License Agreement, dated as of July 28, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A.

10.27	Third Amendment to Agreement for Strategic Alliance and License Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A.

10.28	Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Norauto S.A. relating to Agreement for Strategic Alliance between Midas International Corporation and Magneti Marelli Services S.p.A., as amended.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2004	/s/ Alan D. Feldman
Alan D. Feldman
President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Senior Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller