Form 10-K
period 2005-01-01
MIDAS INC
filed 2005-03-17
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 01-13409

Midas, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4180556
(State or Other Jurisdiction of Incorporation or Organization)	(Employer Identification No.)

1300 Arlington Heights Road, Itasca, Illinois	60143
(Address of Principal Executive Offices)	(Zip Code)

(630) 438-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☒    NO  ☐

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $282.3 million.

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of February 28, 2005 was 16,003,470.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of the Registrant (the “2005 Proxy Statement”) are incorporated by reference into Part III.

PART I

Item 1.	Business

As used herein, and except where the context otherwise requires, the terms “Midas” and the “Company” include Midas, Inc. and its consolidated subsidiaries. References to fiscal years are to years ended January 1, 2005 (“fiscal 2004”), January 3, 2004 (“fiscal 2003”) and December 28, 2002 (“fiscal 2002”).

Background

Midas is among the world’s largest and most recognized providers of automotive aftermarket services with over 2,600 shops globally, leading market positions in core retail service offerings and strong brand equity. Midas retail shops, which are operated by the Company, its franchisees and licensees, offer a comprehensive array of automotive repair and maintenance services. As of January 1, 2005, there were 1,834 North American shops located in all 50 U.S. states and all 10 Canadian provinces. The Company believes it is among the leaders in terms of market share in the U.S. automotive service industry (excluding tires, collision parts and parts for heavy duty trucks). Midas enjoys strong brand recognition, demonstrated by a consumer awareness rate of over 90%, and high levels of consumer loyalty through its lifetime warranty program on genuine Midas parts. The Company also believes that its real estate operations provide a unique advantage by allowing control over a majority of the retail sites operating under the Midas brand.

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

Midas’ principal executive offices are located at 1300 Arlington Heights Road, Itasca, Illinois 60143, and its telephone number is (630) 438-3000. The Company’s Internet address is www.Midas.com. Midas makes available, free of charge on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Industry Overview

Midas competes in the approximately $115 billion U.S. automotive aftermarket industry, which includes replacement parts (excluding tires, collision parts and parts for heavy trucks), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. Approximately 54% of this amount is from the sale of installed parts, while 28% is from labor and 18% is from the Do-It-Yourself (“DIY”) market. Midas participates in the installed parts and labor segments of the market. Midas does not generally participate in the DIY market.

Increased technological complexity and durability of vehicles have been the dominant forces in the evolution of the automotive repair industry since the 1970’s. As a result, the types of service providers, as well as the type and frequency of repairs being performed, have changed over time. The total number of service outlets in the U.S. has been declining over the past 10 years. The largest decrease is attributable to a reduction in the number of local service stations offering automotive repair. As the number of service stations offering automotive repair has decreased, more sophisticated service providers have emerged. The number of independent maintenance and repair shops and large automotive repair chains has increased slightly. In addition, automobile companies and dealers are more aggressively pursuing repair business by separating repair shops from showrooms and offering more convenient service.

The increased technological sophistication of modern automobiles has also affected the type and frequency of service needed over the lifetime of a vehicle. Vehicles are now assembled with more durable parts, such as stainless steel exhaust systems. At the same time, suspension parts such as shock absorbers and struts are now more technologically advanced. As a result, the services performed over the lifetime of today’s vehicles are more likely to be scheduled maintenance services and light repair work. Most automotive service providers have adapted to this change by broadening their menu of services in order to offset the decline in revenue resulting from the improved durability of automotive parts.

Despite the improved durability of today’s vehicles, the Company believes that the U.S. automotive aftermarket is characterized by stable demand and is growing because of increases in the size and age of the country’s automotive fleet, as well as increases in the number of miles driven annually. Additionally, recent industry statistics indicate that there is more than $43 billion in neglected vehicle maintenance every year.

According to published industry information, the number of vehicles in use in the U.S. has grown every year since 1992, primarily as a result of steady annual increases in new light truck sales. In addition, the median age of vehicles in use continues to increase. From 1990 to 2004, the median age of cars in use grew from 6.5 years to 8.9 years. As the warranties for aging vehicles expire, automotive aftermarket service providers should be well positioned to benefit from the needs of owners to have their vehicles serviced. The aging of the vehicle population benefits the automotive aftermarket industry because older vehicles tend to require more maintenance and repair services.

Additionally, the increase in the aggregate number of miles driven annually has increased the maintenance requirements of cars and light trucks. According to the U.S. Department of Transportation, between 1990 and 2003, aggregate annual miles driven by cars and light trucks increased 34% from 1.99 billion to 2.67 billion. The Company expects this upward trend to continue.

Company Overview

Midas operates in a single vertically integrated business segment with retail, supply chain and real estate operations in support of automotive service shops. Retail operations consist of franchised and company-operated Midas shops in North America and licensed Midas shops in 17 other countries. Supply chain activities include the manufacture and distribution of exhaust products and value-added merchandising services under which the Company establishes relationships with vendors who distribute products directly to Midas shops. Real estate activities include the development, ownership and leasing of Midas shops in North America. Prior to 2004, Midas operated a warehouse network that distributed automotive parts and accessories to Midas and non-Midas automotive repair shops. This network was shut down in 2003 and certain activities were outsourced on behalf of Midas dealers.

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

In response to the above-described trends, and in order to offset declining sales of exhaust products in the Company’s retail and wholesale distribution operations, the Company has been transforming itself from an under car repair specialist to a full-service automotive repair and maintenance provider, leveraging Midas’ strong brand and nationwide presence. A further discussion of Midas business activities and the transformation process follows.

Retail Auto Service Shops

The Midas system consists of more than 2,600 shops operated by the Company, its franchisees and its licensees under the Midas brand, providing automotive repair and maintenance services in the U.S., Canada, Europe, Australia, the Middle East, Latin America and the Caribbean. Midas believes it is the largest automotive aftermarket service retail franchise in the world, with 2,635 locations, of which 1,834 are located in the U.S. and Canada (hereinafter referred to as “North America”). Midas has locations in all 50 states and all 10 Canadian provinces. This results in substantial market coverage throughout North America and strong credibility for Midas’ North American lifetime warranty program.

The following table sets forth the number of North American franchised Midas shops, company-operated shops, and shops outside of North America, as of the end of each of the fiscal periods indicated:

Fiscal Year End	2004	2003	2002	2001	2000
North American franchised	1,761	1,811	1,848	1,896	2,027
North American company-operated	73	73	111	108	10
International franchised and licensed	801	789	755	731	698

Total	2,635	2,673	2,714	2,735	2,735

Midas shops are generally located in free-standing buildings in high traffic areas with good visibility and easy access to major roadways. The Company believes that its portfolio of real estate locations built over the past 40 years could not be easily replicated. Given the limited number of desirable repair shop locations and impediments to opening repair shops resulting from zoning and building code restrictions, as well as landlord and developer requirements, entry into the automobile repair market on a large-scale basis is difficult.

In support of the Midas retail network, the Company has an annual advertising budget that is one of the largest in the automotive aftermarket repair business. North American franchisees pay Midas monthly royalties of approximately 10% of retail sales. Midas is obligated to spend an amount equal to one-half of the royalty payments received from franchisees for advertising placed during the calendar year in which the royalties are received or during the following calendar year. In addition, Midas incurs supplemental advertising costs that are included in selling, general and distribution expenses. In 2004, total advertising spending was approximately $55 million.

In the U.S., Midas has strong brand equity in the automotive repair category. In 2004, approximately 69% of U.S. retail system sales were in categories where the Company believes it has the number one or number two market position as shown by its internal estimates of market share. According to Midas’ tracking studies, over 90% of consumers are familiar with the Midas brand name and over 40% of all automobile repair customers have been to a Midas shop in their lifetime. Midas is among the leading brands mentioned of automotive repair providers in the U.S. and Canada in Midas’ tracking surveys.

An important feature of the Midas system is the requirement that the retail customer be provided a written lifetime warranty from Midas on genuine Midas products that will be honored at any Midas shop throughout North America. Each Midas shop is required to honor such warranties in accordance with their terms and with policies as issued from time to time by the Company. This ensures consistency throughout the Midas system.

The Company believes that its lifetime warranty program provides a competitive advantage over other automotive repair companies and independent service shops, and the breadth of Midas’ geographic coverage makes it difficult to duplicate the Midas program. This program generates recurring business from existing customers and promotes customer loyalty. The Company believes that many of its first time customers choose Midas based upon the lifetime warranty program. In addition, significant portions of exhaust, brake, shock and strut jobs performed at retail involve customers returning for warranty service. Importantly, warranty replacement work is profitable at the shop level as, in accordance with the terms of the warranty, customers are charged for labor plus other non-warranted parts necessary for the warranty replacement. Additionally, many of Midas’ customers returning for warranty service choose to spend substantial incremental dollars on additional services. The Company believes that its presence in all 50 states and all 10 Canadian provinces, coupled with its North American lifetime warranty program, can be leveraged to capture a larger percentage of automotive repair and maintenance services in segments other than exhaust, brakes and suspension/steering.

From its inception in 1956 through 1959, Midas focused exclusively on replacement of exhaust systems. On a national basis, Midas added shock replacement in 1960, brake repair in 1979 and alignment in 1988. No additional products or services were added on a national basis until the introduction of batteries in 1998. Historical core business offerings included only exhaust systems, brakes, shocks and struts, steering and suspension. Midas estimates that the potential market for these core offerings is only 13% of the approximately $115 billion U.S. automotive aftermarket parts and services industry.

Beginning in 2000, Midas implemented a New Midas strategy, which provided for a significant upgrade in the appearance of its retail shops, the roll out of new service categories and a renewed focus on customer service. Under the New Midas program, Midas expanded its retail offerings to include general repair, heat exchange products and climate control services. These New Midas categories more than doubled the size of Midas’ addressable market. Today, most Midas shops offer exhaust, brake, suspension, air conditioning, batteries and a wide variety of other routine maintenance services. Since 1997, Midas’ U.S. exhaust sales at retail have declined at an annual rate of 10.1% on a same store basis, but this deterioration has been substantially offset by the expansion of Midas’ service offerings into the New Midas categories. Today, New Midas categories account for over 30% of system-wide retail sales. Midas’ business strategy is to continue to expand these service offerings in the future and to further reposition the Midas brand as a source for total car care.

The following table compares the current Midas U.S. retail service mix with last year, five years ago and 20 years ago.

Changes in U.S. Retail Service Mix

	2004	2003	1999	1984
Exhaust	17%	19%	30%	61%
Brakes	44%	42%	47%	22%
Suspension, shocks and struts	8%	8%	10%	16%
New Midas categories	31%	31%	13%	1%

The broadening of retail service offerings has substantially offset the continuing deterioration in the exhaust replacement market. As a result, the average sales of a Midas shop have been fairly stable over the past five years. The average U.S shop sales were approximately $590,000 in 1999 and $620,000 in 2004.

The Company believes that the Midas system has the potential for substantial growth in retail sales. In fiscal 2003, the Company set forth its strategic objectives for 2010, defined as “Vision 4-3-2-1”:

(4)	40% increase in Midas shop sales on a same-store basis.

(3)	Three core services: brakes, exhaust and maintenance.

(2)	Doubling of Midas dealer profits.

(1)	One Midas: the Company and Midas dealers working together as one in support of the retail system.

Management believes that the key to achieving “Vision 4-3-2-1” is transforming Midas from a repair company that performs maintenance services, to a maintenance company that performs repair services. The Company also believes that forming long-term relationships with customers through routine maintenance services will lead to an increase in repair revenues as Midas becomes the most trusted professional and first choice for customers’ auto service needs.

Midas is working in concert with franchisees to implement several key retail initiatives in support of growing the maintenance services category and building long-term customer relationships.

Tires: In fiscal 2004, Midas successfully launched a major retail initiative to significantly expand Midas shop sales of tires and related tire services. In support of this objective, the Company formed an alliance with Bridgestone/Firestone to distribute tires directly to Midas shops throughout North America. As a result, U.S. comparable store sales of tires and related tire services increased more than 25% in 2004. Currently, nearly 1,100 shops in North America are consistently participating in the Company’s program with Bridgestone/Firestone and the participation level is continuing to expand. The Company believes that growth in sales of tires and related tire services will be a key component of future revenue growth for the Midas system.

Fleet: Midas is in the process of launching a comprehensive program targeting fleet vehicle maintenance services. After extensive market testing in 2004, the Company recently began to roll out its fleet program, which includes alliances with certain fuel card vendors, marketing programs and an outsourced billing and collection solution. Midas believes this market segment includes over 12 million vehicles in the U.S. and represents an addressable market of more than $6 billion based on the specific services which the Midas system currently offers. The Company believes that its national scope, high level of brand awareness, and broad-based competency in automotive repair and maintenance services will enable the Company to successfully compete for fleet vehicle maintenance service business.

Maintenance: The Company recently began the roll out of a series of initiatives designed to build sales in maintenance services. Aspects of this program include the standardization of the Midas oil change service and the vehicle inspection process. Additional elements include providing all customers with suggested factory maintenance schedules and increasing the Midas shop’s focus and capabilities in fluid exchange services, which are an increasingly important component of factory scheduled maintenance. The Company is also in the process of implementing a customer relationship marketing (“CRM”) program that utilizes direct marketing to promote more frequent shop visits. In the past, such direct marketing efforts were inconsistent and not well targeted. With the recent rollout of the Midas CRM program, promotional offers are now directly marketed to existing customers based on specific customer needs and historical service activity. In addition, mailings to prospective new customers are targeted based on key learnings from marketing efforts to reach existing Midas customers. The Company believes this program will drive customer retention and shop visit frequency, which is essential to building the Midas system’s maintenance business.

Franchised Shops

As of January 1, 2005, there were 1,761 North American franchised shops, which were located in all 50 U.S. states and all 10 Canadian provinces. Approximately 690 franchise dealers operate these shops, with only one dealer having more than 32 shops. Over 60% of the franchised shops are owned and operated by dealers with five or fewer shop locations.

Midas franchisees are all subject to the Midas Franchise and Trademark Agreement and are obligated to operate their shops in accordance with Midas’ standards and policies. In North America, franchisees are required to maintain a sufficient quantity of Midas branded and Midas warranted products—principally mufflers, shock absorbers, struts and brake pads and shoes—adequate to meet the public demand for genuine Midas products and to promptly fill customers’ requests for replacement under the terms of various Midas warranties. The Company makes genuine Midas branded products and other automotive parts available to its franchisees through distribution agreements with certain automotive parts suppliers in the U.S. and Canada.

Midas supports the franchise dealer network with 34 district managers and five regional managers. Each district manager covers approximately 52 shops and assists franchisees with operations execution, coordinates implementation of key retail initiatives, monitors compliance with franchise agreement parameters, and manages Midas’ training efforts.

A typical franchised Midas shop is approximately 4,000 square feet, has six service bays and generated annual revenues of approximately $625,000 in 2004.

Company-Operated Shops

In the late 1990’s, Midas divested its U.S. company-operated shop business and its international businesses so that it could focus its management and financial resources on the Midas franchise system in North America. In 1998, the Company re-franchised most of its 150 U.S. company-operated shops. Demand for Midas shops was high at the time, and the Company determined that the capital could be employed more effectively.

During 2001, Midas re-established its network of company-operated shops by selectively acquiring underperforming franchised locations. The Company believes that owning and operating some Midas shops is a required element of a successful franchise system. Such ownership allows for the orderly transition of franchises, provides a valuable test-marketing platform for the rollout of new products and services, enables the Company to upgrade underperforming locations, and helps to accelerate the successful transition of the entire Midas system to the “Vision 4-3-2-1” business model. Upon acquisition of a shop, Midas typically upgrades shop equipment, expands the services offered, installs new point-of-sale software, upgrades the quality of technicians, and enhances local marketing efforts.

During fiscal 2001 and 2002, Midas acquired 98 shops, including 52 underperforming shops in Florida that had been in bankruptcy. In fiscal 2003, the Company closed 14 company-operated shops and re-franchised an additional 24 shops. As of January 1, 2005, the Company owned and operated 73 Midas shops in five states, with the largest concentrations in Florida (45 shops) and Colorado (17 shops). In February 2005, the Company re-franchised four shops in Florida and two shops in Denver, and acquired an additional three shops in Chicago, thus reducing the overall company-operated shop count to 70 shops. Going forward, the Company intends to maintain a core group of company-operated Midas shop locations. From time-to-time, on an opportunistic basis, Midas may acquire or re-franchise additional North American Midas shops.

The typical company-operated shop is staffed with a manager, an assistant manager or shop foreman, and three to four automotive service technicians. The company-operated shop business is managed by two regional managers and 10 district managers.

The typical company-operated shop is approximately 4,000 square feet, has six service bays and generated annual revenues of approximately $495,000 in fiscal 2004. The revenues at the average company-operated shop are lower than the average franchised shop primarily due to the purchase of underperforming shops in Florida during the fourth quarter of 2001. These shops had emerged from Chapter 11 bankruptcy at the time of acquisition and generated annual revenues substantially below the chain average.

International Operations

In October 1998, Midas sold its franchising and company-operated shop businesses in Europe and South America to Magneti Marelli, S.p.A., a member of the Fiat Group, for $100 million, and entered into a licensing agreement for the ongoing use of the Midas trademarks and know-how. As part of the licensing agreement, Magneti Marelli agreed to pay Midas a fixed, U.S. dollar denominated license fee through 2007, after which the fee will be variable based upon a percentage of retail sales. In fiscal 2000, Midas completed the sale of its Australian operations, which consisted of both franchised and company-operated shops. In September 2004, Fiat Group sold the Midas franchising and company-operated shop businesses in Europe and South America to

Norauto Group S.A. of France, a major European automotive service provider. As part of this transaction, Norauto assumed the existing Magneti Marelli licensing arrangement with Midas.

As of January 1, 2005, there were approximately 801 Midas shops located in Europe, Australia, the Middle East, Latin America and the Caribbean. During 2004, the Company worked to establish closer relationships with its international licensees and is actively seeking ways to leverage the value of the global Midas brand.

For financial information about the principal geographic areas in which the Company operates, see Note 13 of Notes to Financial Statements included elsewhere in this Annual Report.

R.O. Writer Software System

In January 2001, the Company acquired the assets of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry shop management software sold under the name R.O. Writer. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the system. The Company believes this software will help to promote operational consistency and excellence throughout the Midas system. As of January 1, 2005, the R.O. Writer system was installed in approximately 919 Midas shops, comprising approximately 50% of Midas system locations throughout North America. Additionally, the system has been installed in more than 2,600 non-Midas auto service shops in the United States.

Supply Chain

The Midas system in North America is supported by the Company’s supply chain activities, which are comprised of the manufacture and distribution of exhaust parts and value-added merchandising services under which the Company establishes relationships with vendors who distribute products directly to Midas shops. The Company believes that these value-added merchandising services offer Midas franchisees favorable pricing and enable Midas to control the quality of products sold through the Midas system.

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

A further discussion of the Company’s supply chain activities follows:

Manufacturing Operations

The Company manufactures Midas branded exhaust products for resale at Midas shops. The products are distributed to Midas dealers in North America through the Company’s distribution arrangements with AutoZone and Uni-Select. Additionally, Midas manufactures certain exhaust products under the IPC and Ravin’ brand names for sale to distributors. These products include mufflers and specialty exhaust pipes manufactured by Midas at its Hartford, Wisconsin facility. The Company also manufactures and sells shop equipment under the Huth trademark. The Company’s Hartford facility produces approximately 1,750 different types of mufflers and approximately 275 specialty exhaust pipes to service over 1,000 makes and models of automobiles. Midas’ manufacturing facilities have limited backlogs of unprocessed orders. Midas purchases the raw materials for the products it manufactures, primarily steel and packaging, from various suppliers through both long-term and short-term contracts, depending upon anticipated market conditions. These raw materials and products are available from multiple suppliers, and Midas has not experienced any significant shortages. Midas believes it enjoys good relationships with its suppliers.

To support its manufacturing business, the Company continues to operate one distribution center in Chicago, Illinois. This facility serves as a central distribution point for exhaust products manufactured by the

Company, as well as certain other exhaust products purchased from other manufacturers. Midas distributes exhaust products to IPC distributors and to AutoZone and Uni-Select for subsequent distribution and sale by those companies to Midas dealers.

In October 2004, the Company announced its intention to sell its IPC exhaust distribution business and exit exhaust manufacturing. Midas believes that exhaust manufacturing no longer represents a strategic fit for the Company’s evolving retail-focused business model. Midas believes that exiting exhaust manufacturing will best enable the Company to ensure that Midas franchisees have access to competitively priced, high-quality exhaust products going forward and allow the Company to continue providing the long-standing Midas lifetime warranty on mufflers. The Company also intends to sell its related Huth manufacturing business during 2005.

Wholesale Auto Parts Distribution

Since its inception through fiscal 2003, the Company operated a wholesale auto parts distribution network comprised of regional distribution centers located throughout North America. At the beginning of 2003, Midas operated a network of 12 distribution centers throughout the U.S. and Canada which provided Midas shops and PWI locations with Midas and non-Midas branded products, and wholesale distributors with IPC and Evergard branded products. Midas’ distribution centers focused on serving the weekly replenishment requirements of Midas shops, delivering high volume auto parts at significant savings to wholesale and just-in-time alternatives. A typical distribution center was approximately 100,000 square feet in size and stocked over 23,000 unique SKUs. Parts distributed through these distribution centers were shipped on a weekly basis to Midas shops and other customers.

The increased durability of exhaust systems and the resulting decline in the retail sale of exhaust products caused a dramatic decline in Midas’ traditional wholesale sales through its distribution centers. This decline was further accelerated by a trend toward just-in-time purchasing by Midas shops and other automotive repair facilities. As a result, from 1997 to 2002, total revenues in the traditional wholesale distribution operation decreased more than 50%.

In recognition of this shift in the way customers were purchasing replacement parts, in fiscal 2000, the Company launched PWI, a network of small, quick-delivery warehouses to serve the growing just-in-time parts requirements of Midas and non-Midas professional installers. The Company believed that the PWI network, with parts sourced from the traditional wholesale distribution centers, would create value for the Midas franchise system by reducing its franchisees’ inventory investment, offering franchisees a discount on just-in-time parts (versus other competing just-in-time suppliers), and enhancing the integrity of the Midas lifetime warranty by ensuring franchisees access to high quality genuine Midas parts. The typical PWI site was approximately 5,000 square feet, carried 13,000 unique SKUs and was located in low-cost, non-retail areas. At the beginning of 2003, the Company operated 77 PWI locations.

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

Ultimately, Midas management determined that continuing to support the traditional Midas wholesale distribution operation and the growth of the PWI network was no longer financially viable, and that the parts sourcing needs of Midas system dealers could be better served by outsourcing the distribution of genuine Midas parts in the U.S. and Canada. Thus, during fiscal 2003, Midas closed its traditional Midas wholesale parts distribution and PWI quick-delivery operations and appointed AutoZone, Inc. and Uni-Select Inc. as the exclusive distributors of genuine Midas products in the U.S. and Canada, respectively. The Company’s agreements with AutoZone and Uni-Select provide for the weekly distribution of replacement parts to Midas retail shops, consistent with the service previously provided by the Company’s traditional wholesale operation. The Company believes these agreements enable Midas dealers to purchase both genuine Midas product and other replacement auto parts at favorable pricing, and provide dealers with access to just-in-time parts delivery through a broad network of quick-delivery parts distribution sites across North America.

Under its agreements with AutoZone and Uni-Select, the Company receives royalties on the sale of all products sold by AutoZone and Uni-Select to Midas dealers throughout North America. These royalties are primarily used to offset costs associated with the lifetime warranty on genuine Midas products.

In late 2004, the Company expanded its relationships with parts providers in the U.S. to include the National Automotive Parts Association (“NAPA”) and CarQuest Corporation. These additional automotive parts supply relationships were established primarily to expand the geographic scope of just-in-time parts delivery options available to Midas dealers throughout the U.S. Similar to the AutoZone relationship, the Company receives royalties on the sale of all products sold by NAPA and CarQuest to Midas dealers in the U.S., and these royalties are used to offset costs associated with the Midas lifetime warranty program. Midas believes that AutoZone’s weekly distribution of parts to Midas dealers, combined with the broad geographic coverage of the AutoZone, NAPA and CarQuest store networks providing just-in-time parts delivery service, offer Midas dealers in the U.S. extensive access to replacement automotive parts at favorable pricing.

Value-Added Merchandising Services

On behalf of its franchised and company-operated Midas shops, Midas establishes relationships with large vendors of certain products and arranges for distribution of these products directly to Midas shops. Currently, these purchasing relationships exist for products such as batteries, tires and bulk oil. Under such arrangements, Midas bills the franchise dealers for the product purchased from the vendor, and then the Company, in turn, pays the vendor for the product. Midas records the sale of the product and holds the related accounts receivable. The Company’s gross margins on these purchasing arrangements are very low, and the gross margin is primarily intended to cover administrative costs and potential bad debts that might arise from the sale of these products. In the past, the sales of products under these purchasing arrangements represented a small percentage of the overall Midas wholesale product sales. However, with the Company’s closure of the traditional wholesale distribution and PWI operations in fiscal 2003, the percentage of wholesale revenues attributable to these purchasing arrangements increased significantly in 2004 and the overall gross margin percent achieved by the Company on wholesale product transactions declined as a result. While the Company receives a small gross margin related to these purchasing arrangements, Midas also receives royalties on the sale of these products at retail in the Midas system.

Real Estate

Midas Realty Corporation, a wholly-owned subsidiary (“Midas Realty”), selects, leases and acquires sites, and constructs sites for Midas shops throughout North America. Midas Realty leases real estate that is subleased to franchisees and owns real estate in the U.S. and Canada that is leased to franchisees. In circumstances where Midas does not own or lease real estate for Midas shops, Midas Realty enters into contingent operating lease agreements or other forms of real estate control in order to ensure its ability to take possession of the real estate used by Midas shops in the event of a franchisee termination. This allows the Company to maintain control of a shop location in the event of a franchisee termination and prevents re-branding of a location to a competitive branded repair facility or an independent repair facility. As of January 1, 2005, Midas owned, leased or used other forms of real estate control over 1,516 of the 1,834 Midas shops in North America, or approximately 83%. During fiscal 2002, Midas sold 77 of its owned properties to Realty Income Corporation, a publicly-traded real estate investment trust, and realized approximately $39.6 million in net proceeds. Simultaneous to that sale,

Midas leased these properties from Realty Income, and the sites continue to be leased to Midas franchisees under currently existing leases. This represented approximately 25% of Midas’ owned real estate portfolio at the time of the transaction. Midas continues to own 228 retail locations.

The Company believes that its portfolio of real estate locations built over the past 40 years could not be easily replicated. Given the limited number of desirable repair shop locations and impediments to opening repair shops resulting from zoning and building code restrictions, as well as landlord and developer requirements, entry into the automobile repair market on a large-scale basis is difficult.

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

Midas, or its licensees, identify and qualify franchisees through a well-organized recruitment program in each region of the world in which the Midas system operates. Franchisees are qualified based primarily upon a candidate’s financial suitability and operational experience, among other criteria. Midas also considers a franchisee’s ability to work within the Midas franchise system. Each franchisee enters into a standard franchise and trademark agreement with Midas. The franchise and trademark agreement varies by country, but these variances do not substantially alter the franchise arrangement. The following summarizes portions of the franchise and trademark agreement used in the U.S. (the “Franchise Agreement”).

Term and Fees; Estimated Costs; Royalty Payments. The initial term of the Franchise Agreement, as well as most Midas franchise and trademark agreements throughout the world, is 20 years. The Franchise Agreement may be terminated by the franchisee upon thirty days’ written notice. In most instances, Midas retains, through real estate agreements between franchisees and Midas Realty (described below), the ability to occupy a site in the event of a termination of the applicable Franchise Agreement in order to ensure that the site may continue to be operated as a Midas shop.

An initial franchise fee is charged upon execution of a Franchise Agreement. In opening a Midas shop, a franchisee makes additional expenditures relating to fixtures, machinery and equipment and initial product inventory. None of the fees and expenses is financed by Midas and, with the exception of a portion of the initial franchise fee, none is refundable.

Franchisees pay Midas monthly royalties based on a percentage of sales. As described more fully below, Midas is obligated to spend an amount equal to one-half of the royalty payments it receives for advertising.

Realty Agreements. Since the mid-1970s, Midas has required each U.S. franchisee to enter into an agreement with Midas Realty giving Midas Realty the ability to occupy a site in the event of a termination of the related Franchise Agreement. This ensures that the site may continue to be operated as a Midas shop if Midas chooses. The agreement with Midas Realty remains in effect throughout the term of the related Franchise Agreement. In the instance when Midas Realty owns the real estate or has the primary lease on a Midas shop, the franchisee is required to lease or sublease the Midas shop from Midas Realty. If the franchisee owns the real estate, the franchisee is required to provide Midas with real estate control through one of two alternative means. The first alternative provides for the lease of the premises from the franchisee to Midas Realty, and Midas Realty in turn leases the premises back to the franchisee. So long as the franchisee continues to be both the landowner and the franchisee of that shop, no rent is exchanged between the franchisee and Midas Realty. If the real estate is sold to a third party or if the franchised Midas shop is sold to a new franchisee to whom the sublease is assigned, Midas Realty will then collect rent from the franchisee and pay rent to the landowner. Under the second alternative, the franchisee enters into a conditional option to lease with Midas Realty that grants Midas Realty the option to lease the premises in the event that the related Franchise Agreement is terminated. If the franchisee leases the real estate upon which the Midas shop is located from a third party, Midas requires that the franchisee grant to Midas Realty a conditional assignment of the lease to take effect upon the termination of the related Franchise Agreement. Approximately 83% of existing North American franchised Midas shops are subject to various forms of real estate agreements with Midas. See Note 8 of Notes to Financial Statements.

Sites and Site Selection. Midas assists U.S. franchisee candidates in identifying and developing a site on which a Midas shop will be constructed. Midas may also approve or disapprove of a site identified by the candidate. Midas approves a particular site based upon a review of the demographic characteristics of the site, traffic counts and patterns, population patterns, income statistics, parking, competition, proximity of other businesses and other commercial criteria.

Training. Franchisees are required to complete the Midas initial training program. The first part of the program includes approximately two weeks observing a franchised Midas shop in operation as well as development of a business plan and a competitive assessment. The second part of the initial training program is held at a Midas training center and lasts three weeks. Supplemental training sessions are also offered by Midas at certain regional facilities and online. Midas also makes training materials available and conducts training seminars in the field.

Machinery, Fixtures, Inventory and Other Goods. Midas recommends shop equipment such as lifts, tire and alignment equipment, lathes, racking and tools necessary to outfit a Midas shop for operation, which can be purchased from Midas or from other sources. In North America, franchisees are required to maintain a sufficient quantity of Midas branded and Midas warranted products—principally mufflers, shock absorbers, struts and brake pads and shoes—adequate to meet the public demand for genuine Midas products and to promptly fill customers’ requests for replacement under the terms of various Midas warranties. Midas makes these genuine Midas products available to franchisees through its distribution agreements with AutoZone in the U.S. and Uni-Select in Canada.

Warranty Program. An important feature of the Midas system is the requirement that the retail customer be provided a written warranty from Midas on certain Midas products that will be honored at all Midas shops. Each Midas shop is required to honor such warranties in accordance with their terms and with policies issued from time to time by Midas.

Advertising. Midas is obligated to spend an amount equal to one-half of the royalty payments it receives from franchisees for advertising placed during the calendar year the royalties are received or during the following calendar year. Midas directs all use of advertising funds, and all decisions regarding the creative concepts and materials used, whether national, regional or local advertising will be used, the particular media and advertising content, and the advertising agencies to be used. Midas also administers cooperative advertising programs for its franchisees. In addition, Midas incurs advertising costs that are included in its selling, general and administrative expenses.

Shop Management Software. With its January 2001 acquisition of R.O. Writer, the Company began to offer shop management software to its U.S. dealers. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the software. Midas offers the software and associated ongoing support to its dealers in exchange for a monthly fee. As of January 1, 2005, the software had been installed in approximately 919 Midas shops in the U.S.

International Midas Dealers Association. The International Midas Dealers Association (the “IMDA”) is an independent association of Midas franchisees. Approximately 59% of the Midas franchised locations in North America have membership in the IMDA. Midas’ management communicates on a regular basis with IMDA representatives and various IMDA committees to solicit franchisee input on various matters affecting the Midas system.

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

Customers

Historically, the Midas business has not been dependent upon a single customer or small group of customers. However, as a result of the Company’s decision to outsource the distribution of genuine Midas products and other replacement parts, a significant portion of the Company’s wholesale part sales and product royalties are now derived from two customers: AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada. As distributors of genuine Midas exhaust products in the U.S. and Canada, they purchase exhaust products from Midas for resale to Midas dealers. In fiscal 2004, AutoZone accounted for approximately 11% of total Midas sales and revenues and Uni-Select accounted for approximately 4% of total sales and revenues.

Seasonality

Midas has historically experienced the greatest demand for its services in the second and third quarters of the fiscal year. In fiscal 2004, the second and third quarters accounted for approximately 52% of annual sales and revenues. In fiscal 2002, approximately 53% of annual sales and revenues occurred during the second and third quarters. However, in fiscal 2003, the closure of PWI stores and the liquidation and sale of wholesale inventory related to the outsourcing of parts distribution resulted in only 50% of sales being generated in the second and third quarters.

Excluding the effects of unusual items such as gains on asset sales and business transformation charges, the second and third quarters represented 75% of the Company’s fiscal 2004 annual net income. In fiscal 2003, the combined net loss of the second and third quarters, excluding unusual items, represented 28% of the annual net loss, while in fiscal 2002, those quarters represented 175% of annual net income. The Company expects the seasonality of its quarterly earnings will continue.

Regulatory Compliance

Franchising Matters. Midas is subject to a variety of federal and state laws governing franchise sales and marketing and franchise trade practices. Applicable laws and regulations generally require disclosure of business information in connection with the sale of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. Midas deals with franchisees in good faith and strives to comply with regulatory requirements. From time to time Midas and one or more franchisees may become involved in a dispute regarding certain aspects of the franchise relationship, including, among other things, payment of royalties, location of shops, advertising, purchase of Midas products by franchisees, compliance with Midas system standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time, or that material disputes with one or more franchisees will not arise.

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

Environmental and Occupational Safety Matters. Midas shops handle used automotive oils and certain solvents that are disposed of by licensed third-party contractors. As a result, Midas is subject to a number of federal, state and local laws designed to protect the environment. Midas, through its company-operated shops, is also subject to regulation regarding the installation of catalytic converters. In addition to environmental laws, Midas is subject to the Federal Occupational Safety and Health Act and other laws regulating safety and health. Midas maintains programs to facilitate compliance with these laws, the costs of which are not material to its financial condition and results of operations.

Employees

As of January 1, 2005, Midas had approximately 800 employees, including approximately 150 employees who were covered by collective bargaining agreements. Labor contracts covering approximately 36 employees expire in fiscal 2005. Midas considers its relationships with employees to be generally satisfactory. Midas franchisees hire and are responsible for their own employees.

Executive Officers of the Registrant

Information with respect to those individuals who serve as executive officers of the Company is set forth below.

Name, Age and Position	Background and Experience
Alan D. Feldman (53) President and Chief Executive Officer	Mr. Feldman joined Midas as President and Chief Executive Officer in January 2003. From 1994 through 2002, Mr. Feldman held senior management posts at McDonald’s Corporation. His most recent positions were President and Chief Operating Officer of McDonald’s Americas and President of McDonald’s USA. From 1983 to 1994, Mr. Feldman held financial and operational posts with the Pizza Hut and Frito-Lay units of Pepsico. In 1993 he was named Senior Vice President, Business Strategy, and Chief Financial Officer of Pizza Hut, and he served as Senior Vice President of Operations for Pizza Hut from 1990 to 1993.

Frederick W. Dow, Jr. (54) Senior Vice President and Chief Marketing Officer	Mr. Dow joined Midas in June 2003. From October 2001 to March 2003, Mr. Dow was Senior Vice President, Marketing Programs and Sales, for Burger King Corporation. From December 2000 to October 2001, Mr. Dow served as Senior Vice President, Brand Management and Marketing Programs, for West Group, a provider of e-information solutions to the legal market. From September 1995 to December 2000, Mr. Dow served as Vice President, Marketing Programs and Worldwide Advertising, for Northwest Airlines.

William M. Guzik (45) Senior Vice President and Chief Financial Officer	Mr. Guzik joined Midas in December 1999. From 1995 to 1999, Mr. Guzik served as Chief Financial Officer of Delray Farms, LLC, a start-up grocery retailer located in Chicago, Illinois. From 1993 to 1995, Mr. Guzik served as Vice President and Chief Financial Officer of JG Industries, Inc., a publicly-traded, diversified retailer. Prior to that, Mr. Guzik spent 11 years with Coopers & Lybrand, LLP.

Name, Age and Position	Background and Experience

Alvin K. Marr (39) Senior Vice President, General Counsel & Secretary	Mr. Marr has served as Vice President, General Counsel and Secretary of Midas since June 2001. Mr. Marr joined Midas in 1997 as Assistant General Counsel and Assistant Secretary. From 1990 to 1997, Mr. Marr practiced law with the firm of Holleb & Coff in Chicago, IL.

John A. Warzecha (56) Senior Vice President—Franchise Operations and Sales	Mr. Warzecha served as Vice President and General Manager of Midas’ company-operated shops from 1989 to 1993 and as Senior Vice President—U.S. Franchise Operations from 1993 to 1997. He joined Midas in 1973.

Richard W. Ahern (48) Vice President—General Manager of North American Exhaust	Mr. Ahern was named Vice President—General Manager of North American Exhaust in March 2003. From 1999 to 2003, he was Vice President—Manufacturing. From 1988 to 1999, he held various management positions within Midas’ manufacturing operations. Mr. Ahern joined Midas in 1982.

John D. Angster (53) Vice President— Human Resources	Mr. Angster joined Midas in November 2001. From 1997 to 2001, Mr. Angster was Executive Director of Human Resources for Tenneco Automotive, a manufacturer of automotive emissions and ride control products. From 1994 to 1997, Mr. Angster was Vice President of Human Resources with Raytheon Appliances. Prior to 1994, Mr. Angster held various human resource leadership positions with Allied Signal and General Signal.

James M. Haeger, Jr. (40) Vice President—Controller	Mr. Haeger joined Midas in April 2001. He was named Vice President—Controller in February 2002. From 2000 to 2001, Mr. Haeger served in various financial positions for Valent Biosciences, a biotechnology subsidiary of Sumitomo Chemical. From 1991 to 2000, Mr. Haeger held various financial, operating and accounting positions with Abbott Laboratories. Prior to that, Mr. Haeger spent five years with KPMG LLP.

Phil N. Lambert (55) Vice President—Supply Chain Management	Mr. Lambert joined Midas in May 2000. He was named Vice President in January 2003. From 1996 to 2000, Mr. Lambert served as Vice President and General Manager of Chesapeake Distribution Services, a third party logistics company. From 1994 to 1996, Mr. Lambert was Vice President of Linehaul Services for Preston Trucking Co. Prior to 1994, Mr. Lambert held various management positions with UPS and RPS.

David W. Matre (39) Vice President—Treasurer	Mr. Matre joined Midas in June 2001 as Vice President—Treasurer. From 1999 to 2001, Mr. Matre was Vice President of Finance for Closerlook, a professional services firm. From 1997 to 1999, Mr. Matre was Treasury Director with Platinum Technology, a global enterprise software company. Prior to 1997, Mr. Matre held various financial positions with CCC Information Services and Abbott Laboratories.

David C. Perrin (63) Vice President—Management Information Systems	Mr. Perrin joined Midas in October 1998 as Vice President—Management Information Systems. Between 1994 and 1998, Mr. Perrin served as Assistant Vice President, Management Information Systems, for The Pep Boys. Prior to 1994, Mr. Perrin was responsible for Information Technology with Whitlock Corporation and WSR.

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

The Company relies on franchising for a substantial portion of its operating revenues

Midas relies on franchising for a substantial portion of its operating revenues. Therefore, Midas’ business is dependent on the ability of its franchisees to deliver high quality services. Midas franchisees are independent contractors and are not Midas employees. The Company provides training and support to its franchisees, but the quality of franchised store operations may be diminished by any number of factors beyond Midas’ control. Midas has been introducing a new business model, which requires Midas franchisees to perform more technologically complex repairs and maintenance than historically has been the case, and which requires greater investment in personnel and equipment. Consequently, not all Midas franchisees may successfully operate stores in a manner consistent with Midas’ standards and requirements or hire and train qualified managers, technicians and other store personnel. If they do not, Midas’ image and reputation may suffer, and system-wide sales and profitability could decline.

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

Virtually all of Midas’ revenues outside of North America are derived from one customer

Virtually all of Midas’ revenues outside of North America are derived from Midas’ master licensee in Europe and South America (previously Fiat Group S.p.A. and now Norauto Group S.A. of France). Licensing fees from this master licensee accounted for approximately 4.5% of consolidated net revenue during the fiscal year ended January 1, 2005. The loss of these licensing fees due to an adverse change in Midas’ relationship with Norauto or in Norauto’s business would have a material adverse effect on Midas’ business.

Midas is in the process of changing its business model

Midas is in the process of repositioning from a business model focused on the servicing and replacement of mufflers, brakes, shock absorbers and struts to a model that encompasses a complete line of services, including climate control, electrical, chassis and maintenance services. As a result of the change in business model, company-operated and franchised shops have had to make, and will have to continue to make, investments in training, new personnel and equipment. As a result of the inability of certain franchisees to adapt to the changing environment and successfully adopt the new business model, the Company has in some cases reacquired franchises to prevent the closing of these shops. While the Company believes that the selective acquisition of certain franchises is consistent with the implementation of its business model, the long term success of the Company depends upon the ability of the Company’s franchisees to profitably implement the new business model. While same-store sales have been maintained or improved at shops that have made the transition to the new business model, there can be no assurance that the change in the long run will be successfully marketed, that consumers will accept the new model or that the remaining shops will be willing to or can successfully make the transition to the new format.

Midas depends on supply chain alliances to distribute products to its franchisees and on the royalty payments from these suppliers

During fiscal 2003, Midas entered into long-term supply arrangements with AutoZone and Uni-Select to distribute genuine Midas products and other replacement auto parts to its franchisees throughout North America. In addition, the Company expanded its supply chain alliances in the United States in fiscal 2004 to include NAPA and CarQuest. Midas depends on these companies to reliably distribute automotive parts to Midas shops on a timely basis. Failure on the part of these companies, particularly AutoZone, to execute their distribution obligations to the satisfaction of Midas dealers could lead to a disruption in Midas franchisees’ operations, which would have a material adverse effect on the Company’s franchise revenues. A reduction in purchases by Midas dealers of the products distributed by these companies would also result in lower product royalty revenue for the Company, which the Company depends on to offset the costs of its Midas’ lifetime guarantee.

Midas may not successfully dispose of its exhaust manufacturing and distribution operations

In October 2004, the Company announced its intention to sell its exhaust manufacturing and distribution operations because it believes that exhaust manufacturing no longer represents a strategic fit for its evolving retail-focused business model. There can be no assurances that Midas will be able to successfully complete the sale of its exhaust manufacturing and distribution operations on terms favorable to the Company or its dealers. Nor can there be any assurance that a sale could be completed in a timely manner. The Company lost money in its exhaust manufacturing and distribution operations in fiscal 2004 and failure to complete the sale of these operations on a timely basis will have an adverse impact on the operating income of the Company in fiscal 2005. If Midas is unable to dispose of this business on terms that include a favorable long-term supply arrangement to ensure that Midas shops have access to competitively priced, high-quality exhaust products and provide for the long-standing Midas lifetime warranty on mufflers, Midas’ franchise revenue could be materially adversely impacted. In addition, even if the sale is completed, the transition process upon the sale of these operations could materially affect the operating earnings of the Company and could result in the disruption of exhaust supplies to Midas dealers, thereby adversely impacting their financial and operating performance.

Midas operates in highly competitive markets

The automotive services industry is highly fragmented and highly competitive. Direct competitors exist for Midas’ retail auto service shops and the Company’s exhaust manufacturing and distribution business.

Midas shops compete with national, regional and local specialty chains, both franchised and company-owned, car dealerships, independent repair shops and service bays of mass merchandisers. The Company believes the principal competitive factors in the markets served by Midas shops are, in no particular order, customer service and reputation, shop location, name awareness, and price. Midas also competes with businesses of the types noted above and with other parties in the sale of franchises. Competitive factors include startup costs, royalty rates, franchisee support and the financial performance of existing franchises.

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

Advances in automotive technology could adversely affect the business

The demand for the services offered by Midas shops could be adversely affected by continuing developments in automotive technology. Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals. For example, some manufacturers now recommend that consumers change oil at 10,000 mile intervals and replace spark plugs and other engine components at 100,000 miles, a significant increase from the mileage intervals recommended for earlier models and those currently recommended by most manufacturers. In addition, the improvement in original equipment manufacturers’ parts quality has in the past reduced, and may in the future reduce, demand for Midas products, adversely affecting Midas sales. Improvement in the quality of parts manufactured may extend the useful lives and warranties of those parts and may reduce demand for Midas products and services by decreasing the frequency of replacement or refurbishment of those parts. In turn, longer and more comprehensive warranty programs offered by automobile manufacturers and other third parties also could adversely affect the demand for Midas services. The Company believes that a majority of new automobile owners have their cars serviced by a dealer during the period the car is under warranty. In addition, advances in automotive technology continue to require Midas to incur additional costs to update its technical training program and upgrade the diagnostic capabilities of Midas shops.

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

Midas is subject to a decline in the usage of automobiles

While the number of automobiles registered in the U.S. has steadily increased, a reduction in the number of miles driven by automobile owners could adversely affect the demand for Midas products and services. For example, when the retail cost of gasoline increases, the number of miles driven by automobile owners typically decreases, which historically has resulted in less frequent service intervals and fewer repairs.

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

Midas is subject to seasonality in its results of operations

Midas’ business is seasonal in nature. The Company has historically experienced lower revenues during the first and fourth quarters. In particular, severe weather in winter months may make it difficult for consumers in affected parts of the country to travel to Midas shops to obtain services.

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

Midas must commit resources to maintain and develop its brand

If Midas fails to continue maintaining and developing the Midas brand name, future revenues could be adversely affected. The Company believes that maintaining and developing the Midas brand name is critical to its success and that the importance of brand recognition may increase as competitors offer products and services similar to Midas’ products and services. Midas incurs substantial marketing expenditures to create and maintain brand loyalty as well as increase awareness of its brand. If Midas’ brand-building strategy is unsuccessful, these expenses may never be recovered, and Midas may be unable to increase its future revenues or implement its business strategy.

Failure to protect Midas’ intellectual property could reduce its competitiveness

Midas relies on trademark, trade secret, patent and copyright law to protect its intellectual property, including the Midas brand name. Midas cannot be sure that these intellectual property rights can be successfully asserted or will not be invalidated, circumvented or challenged in the future. In addition, the laws of some of the foreign countries in which Midas’ products and services are or may be sold do not protect the Company’s intellectual property rights to the same extent as the laws of the United States. Midas’ failure to protect its proprietary information, and any successful intellectual property challenges or infringement proceedings against Midas, could make Midas less competitive and could have a material adverse effect on its business, operating results and financial condition.

Inability to respond to consumer demands could adversely affect Company performance

An inability to respond to changes in consumer demands in a timely manner could adversely affect the Company’s revenues, and a failure to make continuous and successful new product and service introductions could result in declines in financial performance. Midas’ success in general, and at Midas shops in particular, depends on its ability to identify, originate and define automotive product and service trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Midas’ automotive products and services must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Midas cannot assure that it will be able to continue to develop appealing automotive products and services or meet changing consumer demands in the future. If Midas misjudges the market for its products and services, the Company may be faced with significant excess inventories and sunk training and equipment costs for certain automotive products and services and missed opportunities for other products and services.

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

Midas relies on an adequate supply of skilled labor

The provision of high quality services by Midas shops requires an adequate supply of skilled labor. In addition, the operating costs and operating revenues of such shops may be adversely affected by high turnover in skilled technicians. Trained and experienced automotive technicians are in high demand. In addition, the expansion of the Midas business model from muffler and brake service to more complicated automotive repairs has required many franchised and company-operated shops to hire highly skilled full service automobile technicians. Accordingly, a shop’s ability to increase productivity and revenues could be affected by its inability to attract and maintain the employment of skilled technicians necessary to provide the shop’s services. There can be no assurance that Midas or its franchisees will be able to attract and maintain an adequate skilled labor force necessary to operate these shops efficiently, or that labor expenses will not increase as a result of a shortage in the supply of skilled technicians, thereby adversely impacting the Company’s financial performance.

Midas is a leveraged company that utilizes debt to fund its business

The Company currently has substantial debt on its balance sheet. The financing provided to the Company is subject to covenants that require Midas to maintain a certain net worth and maintain compliance with certain leverage ratios. If Midas does not perform in accordance with these covenants, the institutions providing the funds have the option to withdraw their funding support. There can be no assurances that Midas will remain in compliance with its debt covenants in the future. In addition, Midas’ current financing agreement expires on March 16, 2007. There can be no assurances that the Company will be able to refinance its existing credit facilities when they expire in fiscal 2007.

Midas’ performance may be affected by acts of war or terrorism

War or terrorist activities or the threat of them may increase the cost of doing business or otherwise impact Midas’ financial performance.

Item 2.	Properties

Midas owns one 185,000 square foot manufacturing facility and leases an additional 58,000 square feet of space in Hartford, Wisconsin. As of January 1, 2005, the Company owned and operated one distribution center in Chicago, Illinois. This facility serves as the central distribution warehouse for Midas and IPC exhaust products. As part of its business transformation process, the Company closed 11 wholesale parts distribution centers during fiscal 2003. As of March 1, 2005, Midas continues to pay rent at two previously closed warehouse facilities. Operating leases for all other closed warehouse facilities expired or were disposed of prior to March 1, 2005. In connection with the Company’s decision to exit the exhaust manufacturing and distribution business, Midas intends to sell the Hartford plant and Chicago warehouse which support these operations.

At the beginning of fiscal 2003, Midas leased 70 sites in connection with the Company’s PWI parts distribution operation. These locations were stand-alone facilities averaging 5,000 square feet and with lease terms ranging from one to five years plus option periods. During fiscal 2003, the Company disposed of the PWI operation through the sale or closure of all locations. The Company has disposed of 65 of the 70 leased PWI locations through lease expiration, assignment or buyout. Of the remaining five PWI locations, four are currently subleased.

Midas leases office space in Itasca, Illinois, where its corporate headquarters are located. Midas relocated its corporate headquarters in fiscal 1999 and subleased its former headquarters in Chicago, Illinois.

Midas owns and leases real estate in various communities throughout North America that it uses for company-operated shops or leases and sub-leases to franchisees. As of January 1, 2005, the Company owned or leased a total of 656 sites in the United States and 93 in Canada.

Substantially all of the Company’s owned real estate is pledged as collateral under the Company’s various debt agreements.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Midas Common Stock is listed on the New York Stock Exchange under the symbol “MDS”. As of February 28, 2005, there were 6,007 holders of record of the Common Stock. Information about the high and low prices of Midas Common Stock is shown below.

	High	Low
Fiscal 2004
1st Quarter	$20.00	$13.92
2nd Quarter	20.07	17.25
3rd Quarter	18.25	14.59
4th Quarter	20.60	16.10
Fiscal 2003
1st Quarter	$9.20	$5.65
2nd Quarter	12.95	7.10
3rd Quarter	14.19	11.41
4th Quarter	15.36	12.34

Midas has not paid a dividend during the last two years, and the Company’s current debt agreements prohibit the payment of dividends. If business circumstances should change, the Company may seek an amendment to its debt agreement to allow for the payment of dividends and the Board of Directors may declare and instruct the Company to pay dividends.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 2004: (October 3, 2004 through October 30, 2004)	—		—	N/A	N/A
November 2004: (October 31, 2004 through November 27, 2004)	—		—	N/A	$25,000,000	(1)
December 2004: (November 28, 2004 through January 1, 2005)	1,093	(2)	$19.23	N/A	$25,000,000

Total	1,093		$19.23	N/A	$25,000,000

(1)	On November 9, 2004, the Company publicly announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. As of January 1, 2005, no shares had been repurchased under this plan.
(2)	Total shares purchased represent restricted shares withheld to cover the withholding taxes upon the vesting of restricted stock.

Item 6.	Selected Financial Data

SUMMARY OF OPERATIONS

The following table presents selected historical financial information of Midas. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of Midas and the notes thereto. The operating results data set forth below for fiscal years 2004, 2003 and 2002 and the balance sheet data as of the end of fiscal 2004 and 2003 are derived from, and are qualified by reference to, the audited financial statements of Midas included herein, and should be read in conjunction with those financial statements and the notes thereto. The operating results data for fiscal years 2001 and 2000 and the balance sheet data as of the end of fiscal 2002, 2001 and 2000 are derived from audited financial statements of Midas not included herein.

Fiscal Year	2004	2003	2002	2001	2000
	(In millions, except share data)
Operating results data:
Sales and revenues	$197.5	$311.0	$333.0	$331.5	$350.7
Operating income (loss)	20.0	(100.2)	(44.2)	29.1	45.1
Income (loss) before income taxes	3.6	(124.7)	(55.0)	20.6	41.1
Net income (loss)	4.1	(76.2)	(33.6)	12.6	30.5
Earnings (loss) per share—diluted	$0.26	$(4.93)	$(2.25)	$0.85	$1.96
Dividends declared per share	$—	$—	$—	$0.08	$0.08
Balance sheet data:
Total assets	$250.1	$283.4	$370.7	$403.1	$321.7
Obligations under capital leases and long-term debt	75.1	98.9	141.0	142.2	113.0
Finance lease obligations	37.6	38.3	39.1	—	—
Total shareholders’ equity	48.9	36.1	104.6	140.1	128.4
Return on average shareholders’ equity	10.3%	(94.7)%	(23.7)%	9.3%	24.3%
Other data (a):
Operating income (loss)	$20.0	$(100.2)	$(44.2)	$29.1	$45.1
Plus business transformation charges (b)	1.2	101.2	62.3	4.8	7.8

Operating income before business transformation charges	21.2	1.0	18.1	33.9	52.9
Operating margin before business transformation charges	10.7%	0.3%	5.4%	10.2%	15.1%

(a)	The Company believes such additional information is useful to investors because it is used by management to measure financial performance on an operating basis. Such measures are not in accordance with generally accepted accounting principles.
(b)	Beginning in the late 1990’s, the Company began a process to transform itself from a worldwide operator of both franchised and company-operated shops into a focused operator of the North American franchise system. This transformation included the sale of Midas’ franchised and company-operated shop businesses in Europe and Australia, and a shift in focus to the licensing of Midas trademarks and know-how outside of North America. Within North America, the transformation included changing consumer perceptions about Midas and the products and services offered, improving relationships with franchisees and redeploying assets to improve returns. Business transformation costs for fiscal years 2002 through 2004 are described in Note 2 of Notes to Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents, for the fiscal periods indicated, selected financial information as a percentage of total sales and revenues.

	Percentage of Sales and Revenues
Fiscal Year	2004	2003	2002
Franchise royalties and license fees	31.6%	19.6%	18.4%
Real estate revenues	18.5	11.7	11.0
Company-operated shop retail sales	18.3	13.4	16.0
Replacement part sales and product royalties	30.2	54.8	54.2
Other	1.4	0.5	0.4

Sales and revenues	100.0	100.0	100.0
Cost of sales and revenues	42.3	55.6	49.0
Business transformation charges (warranty reserve)	—	12.4	—
Business transformation charges (inventory write-down)	0.2	6.0	7.9

Gross profit	57.5	26.0	43.1
Selling, general and administrative expenses	47.0	44.1	45.6
Business transformation charges	0.4	14.1	10.8

Operating income (loss)	10.1	(32.2)	(13.3)
Other income, net	0.5	0.8	0.3
Loss on early extinguishment of debt	(2.4)	(0.5)	—
Interest expense	(6.4)	(8.2)	(3.5)

Income (loss) before income taxes	1.8	(40.1)	(16.5)
Income taxes (benefit)	(0.3)	(15.6)	(6.4)

Net income (loss)	2.1%	(24.5)%	(10.1)%

Company Overview

Midas operates in a single vertically integrated business segment with retail, supply chain and real estate operations in support of automotive service shops. Retail operations consist of franchised and company-operated Midas shops in North America and licensed Midas shops in 17 other countries. Supply chain activities include the manufacture and distribution of exhaust products and value-added merchandising services under which the Company establishes relationships with vendors who distribute products directly to Midas shops. Real estate activities include the development, ownership and leasing of Midas shops in North America. Prior to 2004, Midas operated a warehouse network that distributed automotive parts and accessories to Midas and non-Midas automotive repair shops. This network was shut down in 2003 and certain activities were outsourced on behalf of Midas dealers.

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

In response to the above-described trends, and in order to offset declining sales of exhaust products in the Company’s retail and wholesale distribution operations, the Company began to expand its retail service offerings across the Midas system. In fiscal 2000, the Company launched an initiative to expand into categories such as general repair, heat exchange products and climate control services. This expansion of Midas’ retail service offerings has substantially offset the continuing deterioration in the exhaust replacement market, in which exhaust sales have declined at an average rate of 10.1% per year at U.S. Midas shops since 1997. As a result, the average sales of a U.S. Midas system shop has been fairly stable over the past five years. However, the financial and operating impact on the Company’s wholesale operations was much more severe. From 1997 to 2002, total revenues in the traditional wholesale distribution operation decreased more than 50%, driven by the steep erosion in the market for exhaust product replacement. The Company’s wholesale operation expanded its product offerings in fiscal 2000 and 2001 in order to support the retail system’s drive into new services. However, the parts required in the new services tended to be of higher cost, such that Midas dealers preferred just-in-time sourcing of many of these parts. Consequently, the expansion of products in the wholesale operation did not significantly slow the decline in sales through the traditional wholesale distribution channel. Additionally, in fiscal 2000 the Company launched Parts Warehouse, Inc. (“PWI”), a network of small, quick-delivery warehouses to serve the growing just-in-time parts requirements of Midas and non-Midas professional installers. While this operation better matched the evolving wholesale distribution needs of Midas dealers, its growth from start-up in fiscal 2000 to 77 stores by fiscal 2002 required substantial working capital, and profitability suffered due to start-up costs and low sales at newer locations.

By the close of fiscal 2002, both the traditional wholesale parts distribution and the PWI quick-delivery parts distribution operations were losing money. Furthermore, the Company had over $90 million in inventory committed to wholesale parts distribution, and held substantial accounts receivable related to these operations. In growing these businesses during fiscal 2001 and 2002, Midas had incurred significant debt, which had risen to more than $132 million. During late fiscal 2002 and early fiscal 2003, Midas’ management determined that the wholesale operation was no longer a strategic asset and began the process of outsourcing the distribution of parts in North America and disposing of most of its wholesale distribution and PWI assets. While the erosion in the profitability of the wholesale operation precipitated the need for change, the Company’s decision to outsource the wholesale parts distribution needs of the Midas system became the catalyst for a much more far-reaching and dramatic restructuring of the Company that is currently underway.

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

Certain aspects of the transformation were completed in fiscal 2003 while others continued into fiscal 2004 and beyond. During 2003, the Company outsourced the wholesale distribution of genuine Midas products and other replacement parts, closed all but one of the Company’s regional distribution centers, disposed of its PWI quick-delivery distribution locations through sale or closure, closed or re-franchised 34 company-operated shops, and significantly reduced corporate administrative overhead. In October 2004, the Company announced its intention to sell its IPC exhaust distribution business and exit exhaust manufacturing. Midas believes that exhaust manufacturing no longer represents a strategic fit for the Company’s evolving retail-focused business model. When completed, the Company expects that Midas’ exit from exhaust manufacturing will have the effect of further reducing overall Company revenues and expenses compared to current and historical levels, and will increase the Company’s operating margin.

As a result its decision to exit the exhaust manufacturing and distribution business, the Company will eventually close its factory in Hartford, Wisconsin and its distribution center in Chicago, Illinois. The closure of these facilities likely will result in additional business transformation charges for employee severance, facility shut down costs, and the write-down of the carrying value of certain fixed assets, inventory and certain other assets to their net realizable value. The nature, amount and timing of these charges will depend on the finalization of a sale transaction. Both the Hartford and Chicago facilities are owned by the Company and ultimately will be sold as a result of Midas’ exit from the manufacturing business. The proceeds from the sale of these facilities and other asset liquidation activity are expected to more than offset the cash costs associated with employee severance and facility shut down.

The Midas business transformation, and the resulting changes to the way the Company does business, will continue to evolve through fiscal 2005 and beyond. The ultimate objective of the Midas business transformation was established in 2003 and is reflected in Midas’ 2010 vision of “4-3-2-1.” Midas management is working towards achieving:

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

Supply Chain Transformation

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

In response to the operating losses and significant current and future capital requirements of these wholesale operations, Midas determined that continuing to support the traditional Midas wholesale distribution operation and the growth of the PWI network was no longer financially viable, and that the parts sourcing needs of Midas shops could be better served by outsourcing the distribution of genuine Midas parts in the U.S. and Canada. Thus, during fiscal 2003, Midas closed its traditional Midas wholesale parts distribution and PWI quick-delivery operations and appointed AutoZone, Inc. and Uni-Select Inc. as the exclusive distributors of genuine Midas products in the U.S. and Canada, respectively. The Company’s agreements with AutoZone and Uni-Select provide for the weekly distribution of replacement parts to Midas retail shops, consistent with the service previously provided by the Company’s traditional wholesale operation. The Company believes these agreements enable Midas dealers to purchase both genuine Midas product and other replacement auto parts at favorable pricing, and provide dealers with access to just-in-time parts delivery through a broad network of quick-delivery parts distribution sites across North America.

Under its agreements with AutoZone and Uni-Select, the Company receives royalties on the sale of all products sold by AutoZone and Uni-Select to Midas dealers throughout North America. These royalties are intended to offset the cash expenses associated with the lifetime warranty issued on all genuine Midas products.

In late 2004, the Company expanded its relationships with parts providers in the U.S. to include the National Automotive Parts Association (“NAPA”) and CarQuest Corporation. These additional automotive parts supply relationships were established primarily to expand the geographic scope of just-in-time parts delivery options available to Midas dealers throughout the U.S. Similar to the AutoZone relationship, the Company receives royalties on the sale of all products sold by NAPA and CarQuest to Midas dealers in the U.S., and these royalties are used to offset costs associated with the Midas lifetime warranty program. Midas believes that AutoZone’s weekly distribution of parts to Midas dealers, combined with the broad geographic coverage of the AutoZone, NAPA and CarQuest store networks providing just-in-time parts delivery service, offer Midas dealers in the U.S. extensive access to replacement parts at favorable pricing.

Finally, in October 2004, the Company announced its intention to sell its IPC exhaust distribution business and exit exhaust manufacturing. Midas believes that exhaust manufacturing no longer represents a strategic fit for the Company’s evolving retail-focused business model. Midas believes that exiting exhaust manufacturing will best enable the Company to ensure that Midas franchisees have access to competitively priced, high-quality exhaust products going forward and allow the Company to continue providing the long-standing Midas lifetime warranty on mufflers.

Through this transformation of the Midas supply chain, the Company has eliminated operating losses and working capital requirements associated with its traditional Midas wholesale distribution and PWI networks. Additional losses and working capital requirements will be eliminated upon the successful completion of Midas’ exit from exhaust manufacturing. In the new business model, the Company is focused on working cooperatively with franchisees to ensure access to high quality parts at favorable prices, while generating product royalties that require little working capital investment and support the financial health of the Midas lifetime warranty program.

Retail Transformation

The Midas system of retail service shops has historically operated as an under car specialist focused primarily on the replacement of exhaust, brakes, and shocks and struts. Consequently, much of the work performed by Midas shops represented one-time repair transactions. However, improvements in the quality of original equipment parts and the technological complexity of automobiles over the past decade have changed the nature of automotive repair. The services performed over the lifetime of today’s vehicles are more likely to be scheduled maintenance services and light repair work. The Company’s initial response to these trends was to promote the expansion of services offered by Midas dealers. This program was known as the New Midas and was launched in fiscal 2000. While the Midas retail system made progress in broadening its services, it has not yet been widely successful in developing ongoing service relationships with its customers.

Going forward, Midas is focused on becoming less dependent upon one-time transactions and more focused on building long-term customer relationships. The Company intends to transform itself from a repair business that offers maintenance service, into a maintenance business that performs repairs. To this end, the Company has re-defined the core services of the Midas system to now encompass exhaust, brakes and maintenance. In fiscal 2004, Midas successfully launched a major retail initiative to significantly expand Midas shop sales of tires and related tire services. The Company is also currently rolling out a comprehensive program targeting the fleet vehicle maintenance market segment. This program is designed to leverage the national scope of the Midas system and equip dealers with the necessary tools to build sustainable fleet service revenues. Finally, the Company is implementing a series of initiatives designed to enhance the Midas system’s ability to build revenue from retail maintenance services. These initiatives include the standardization of key maintenance services across the Midas system, increased focus on customers’ factory scheduled maintenance requirements and the rollout of a national customer relationship marketing (“CRM”) program in which dealers utilize targeted promotional mailings to increase shop visit frequency among existing customers and more efficiently establish relationships with new customers.

The initial results from this retail transformation have been encouraging. The Company has achieved positive comparable shop sales in the U.S. for seven consecutive quarters and total overall Midas system revenues in the U.S. grew in 2004 compared to 2003, the first such increase since 1996. The Company believes that, with its sharpened focus on retail execution within the Midas system, it can continue these positive sales trends going forward and begin to grow the overall Midas system shop count.

Corporate Transformation

With the outsourcing of the Company’s wholesale distribution and PWI operations during fiscal 2003, and with the announcement in 2004 of the Company’s intention to exit the exhaust manufacturing and distribution business, Midas’ corporate direction is focused on the Midas retail system. Now and in the future, all of the Company’s operations and activities are assessed based on their contribution to the overall corporate goal of building a successful retail system in North America and the world. As part of the Company’s restructuring in 2003, all corporate positions were evaluated. Consistent with the Company’s strategic focus, there has been a significant reduction in the total number of employees across all operations, from approximately 1,900 employees at the close of fiscal 2002 to approximately 800 employees at the end of fiscal 2004.

In addition to the decrease in the total number of employees, the nature of the work performed has changed, as existing roles have been re-defined. For example, whereas before this transformation process began, the Company’s franchise system district managers were engaged in monitoring compliance with various wholesale initiatives, today their roles are squarely focused on assisting Midas franchisees and coordinating the rollout of key retail initiatives that enhance the profitable growth of the Midas system. In addition, the Midas franchise development function has been re-constituted with additional staff and resources. Since the mid-1990’s, this function had not been a focus of the Company. Going forward, Midas management is focused on re-establishing the Company’s capacity to organically grow the Midas franchise system throughout North America and the world.

This corporate transformation continues to evolve based on the needs of the retail system. Midas believes it has taken the necessary steps to eliminate excess administrative expense and focus all management efforts on the new corporate direction.

Financial Transformation

As of the end of fiscal 2002, Midas was a highly leveraged company with substantial investments in fixed assets and working capital. Midas’ wholesale distribution operations, including the traditional Midas wholesale operation and the PWI network, were both generating operating losses. The combined wholesale distribution operation had over $90 million in merchandise inventory, and the Company held more than $20 million in accounts receivable generated by wholesale activity. Furthermore, the Company maintained its investment in 12 regional distribution centers and 77 PWI locations with ongoing capital expenditures. Facing continuing losses in the wholesale operations, Midas determined that continuing to support the traditional Midas wholesale distribution operation and PWI network was no longer financially viable, and that the parts sourcing needs of Midas system dealers could be better served by outsourcing the distribution of genuine Midas products and other replacement parts in the U.S. and Canada. As a result, during fiscal 2003 Midas closed all but one of its regional distribution centers and disposed of all of its PWI locations through sale or closure. In a further extension of the Company’s strategy of redefining its supply chain role, the Company announced in late 2004 its intention to sell its IPC exhaust distribution business and exit exhaust manufacturing. During fiscal 2005, the Company expects to liquidate the fixed assets, inventory and receivables associated with that operation.

The liquidation of inventory and accounts receivable from its various wholesale operations enabled Midas to pay down more than $40 million in debt by the end of fiscal 2003. In fiscal 2004, Midas was able to further reduce debt by its improving cash flow from operations as well as through the ongoing liquidation of excess fixed assets and working capital that is no longer required under the Company’s new business model. As a result, total debt in 2004 declined an additional $24.5 million and the Company was able to refinance its debt facilities in March 2004 at much more favorable terms. This substantially reduced cash interest expense and further enhanced free cash flow while providing for greater flexibility in how the Company can deploy its free cash flow in the future.

Going forward, total sales will decline as a result of the eventual exit from exhaust manufacturing and distribution. However, Midas management believes the exit from exhaust manufacturing and distribution will be accretive to earnings and free cash flow while further reducing the Company’s investment in fixed assets and working capital. Midas management believes the Company can achieve, in the long run, 20% operating margins through the successful execution of the Company’s “Vision 4-3-2-1.” This new business model is capable of generating substantial free cash flow from operations with relatively low working capital and capital expenditure requirements. The Company intends to utilize some of this free cash flow to grow the Midas retail system. However, Midas management also believes that a portion of this free cash flow can be used to repurchase shares of the Company’s stock. Consequently, in November 2004, the Company announced that the Board of Directors had authorized a share repurchase plan for the repurchase of up to $25 million in Midas stock. No repurchases were made under this plan in 2004.

Business Transformation Charges

The charges recorded in association with the Company’s business transformation process in fiscal years 2004, 2003 and 2002 are summarized in the following tables:

Business transformation charges by strategic initiative

Fiscal Year	2004	2003	2002
Disposition of Parts Warehouse, Inc.	$—	$0.9	$39.0
Rationalization of company-operated shops	0.1	20.6	12.5
Redesign of the wholesale distribution network	1.1	69.7	3.3
Severance and administrative costs	—	10.0	7.5

Total business transformation charges	$1.2	$101.2	$62.3

Business transformation charges by activity

Fiscal Year	2004	2003	2002
Warranty reserve establishment	$—	$38.5	$—
Inventory write-down	0.4	18.7	26.3
Goodwill write-off and impairment	—	11.4	8.8
Accounts receivable write-down	—	9.3	3.0
Fixed asset write-off and impairment	—	6.1	8.6
Severance and other separation costs	(0.1)	5.4	6.0
Non-recoverable lease costs	—	4.3	6.5
Warehouse and other closure costs	—	2.9	—
Financing costs	—	0.9	1.6
Pension asset write-down	0.8	2.0	—
Other costs	0.1	1.7	1.5

Total business transformation charges	$1.2	$101.2	$62.3

Additional information regarding each of the business transformation costs listed in the above summary is presented in Note 2 of Notes to Financial Statements.

Fiscal Reporting Periods

Fiscal 2004 was comprised of 52 weeks, fiscal 2003 was comprised of 53 weeks, and fiscal 2002 was comprised of 52 weeks.

Results of Operations—Fiscal 2004 Compared to Fiscal 2003

Sales and revenues for fiscal 2004 decreased $113.5 million, or 36.5%, from fiscal 2003 to $197.5 million, reflecting the impact of the Company’s business transformation activities that were initiated during fiscal 2003.

Within the retail auto service business, royalty revenues and license fees increased 2.6% from 2003 due to an increase in royalties from international licensees, a 2.2% comparable shop increase in system-wide Midas retail sales in North America and the positive sales impact of the Company’s re-franchising of 24 company-operated shops during fiscal 2003, whose royalties were previously not included in franchising revenues. These increases were partially offset by a reduction in North American shop count and lower franchise fee revenue compared to the prior year, when re-franchising of 24 company-operated shops increased franchise fee revenue. Sales from company-operated shops declined $5.6 million, or a decrease of 13.4% from fiscal 2003. The entire sales decrease reflects a reduction in the average number of company-operated shops in operation during 2004 compared to the prior year as comparable shop sales increased 3.0% in 2004. Revenues from real estate rentals increased slightly to $36.5 million. The increase primarily reflects scheduled rent increases and the re-franchising of 24 previously company-operated shops during fiscal 2003, which offset a decrease in the number of shops in operation.

Replacement part sales and product royalties decreased $110.8 million to $59.7 million from $170.5 million in fiscal 2003. The decrease reflects the Company’s exit from the traditional wholesale and PWI parts distribution businesses during fiscal 2003. Fiscal 2004 revenues are comprised primarily of the sale of exhaust products, sales of tires, oil and batteries that are shipped directly to shops by the manufacturers but billed through Midas, and product royalties. During fiscal 2004, product royalties earned on the sale of parts to Midas dealers by AutoZone and Uni-Select increased more than three fold over the prior year when the transition to the AutoZone and Uni-Select outsourced distribution arrangements had only just begun. Sales of tires, oil and batteries increased 44.4% in 2004, consistent with the Company’s expansion into maintenance services at the retail shop level. Exhaust sales declined 41.4% in fiscal 2004, consistent with the long-term trend. However, comparison of exhaust sales between 2004 and 2003 are not meaningful due to the 2003 distribution outsourcing.

Gross profit margin was 57.5% in fiscal 2004 compared to a gross profit margin of 26.0% in fiscal 2003. During fiscal 2003, the Company recorded charges to gross profit of $57.2 million to establish a reserve for estimated future claims related to its lifetime warranty of exhaust and brake products in the U.S. and Canada, and to write-down the value of inventory associated with the Company’s exit from the traditional wholesale parts distribution business. In fiscal 2004, the Company recorded an additional $0.4 million inventory write-down in association with the Company’s exit from the traditional wholesale parts distribution operation. Excluding these charges to gross profit, the Company’s gross profit margin was 57.7% in fiscal 2004 compared to 44.4% in fiscal 2003. This increase was primarily due to a shift in the mix of the Company’s revenues towards a greater share of sales derived from higher margin franchising and company-operated shop operations. The favorable shift in sales mix helped to offset significantly lower gross margins generated on the sale of exhaust parts in connection with the Company’s outsourcing of exhaust distribution to AutoZone and Uni-Select, compared to the gross margins the Company realized in fiscal 2003 when selling exhaust and other auto parts directly to Midas franchisees.

Selling, general and administrative expenses for 2004 decreased $44.4 million, or 32.4%, from $137.2 million in 2003 to $92.8 million. The large decrease in expenses reflects the closure of PWI and all but one of the Company’s regional distribution centers during fiscal 2003, as well as lower operating expenses associated with a reduced number of company-operated shops compared to fiscal 2003. During fiscal 2004, the Company incurred approximately $1.4 million in expenses related to compliance with the various provisions of the Sarbanes-Oxley Act.

In fiscal 2004, the Company recorded charges to selling, general and administrative expense of $0.8 million related to business transformation activities. The charges in 2004 primarily represent the reconciliation of actual business transformation costs incurred compared to expected business transformation expense recorded in 2003. During fiscal 2003, the Company recorded charges of $44.0 million related to business transformation activities.

The charges primarily reflected costs incurred as a result of the Company’s decision to exit the traditional wholesale parts distribution business in the U.S. and Canada, as well as costs related to PWI closures and the closure and re-franchising of certain company-operated shops. These charges are described in greater detail in Note 2 of Notes to Financial Statements.

As a result of the above changes, operating income increased $120.2 million from an operating loss of $100.2 million in 2003 to operating income of $20.0 million in 2004. These changes caused an increase in operating income margin to 10.1% in fiscal 2004 from a negative 32.2% in 2003. Excluding the impact of the above described business transformation charges of $1.2 million in fiscal 2004 and $101.2 million in fiscal 2003 (representing charges to gross profit and selling, general and administrative expense), operating income in fiscal 2004 was $21.2 million compared to $1.0 million in fiscal 2003.

Interest expense decreased from $25.5 million in 2003 to $12.7 million in 2004 as result of lower interest rates on borrowings and a substantial reduction in the Company’s average total debt level compared to the prior year. In addition, the Company recorded a loss on early extinguishment of debt of $4.7 million in fiscal 2004 to reflect a write-off of the unamortized debt discount and financing fees related to the Company’s prior debt agreement. In fiscal 2003, the Company recorded $1.4 million in charges related to the early extinguishment of a prior debt agreement.

The Company’s effective tax rate was a negative 13.5% in fiscal 2004 compared to 38.9% in fiscal 2003 primarily due to state tax refunds and the reversal of a reserve for certain European withholding taxes due to the favorable resolution of the matter.

As a result of the above items, net income improved $80.3 million from a loss of $76.2 million in fiscal 2003 to income of $4.1 million in fiscal 2004.

Results of Operations—Fiscal 2003 Compared to Fiscal 2002

Sales and revenues for fiscal 2003 decreased $22.0 million or 6.6% from fiscal 2002 to $311.0 million.

Replacement part sales and product royalties decreased $10.0 million to $170.5 million in fiscal 2003 from $180.5 million in fiscal 2002. Replacement part sales through the Company’s traditional wholesale distribution channel increased 20.8% driven primarily by the sale and liquidation of wholesale inventory in connection with the Company’s agreements to outsource wholesale parts distribution to AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada. Excluding the sale and liquidation of inventory related to the Company’s decision to outsource wholesale distribution, replacement part sales through the traditional channel would have decreased during fiscal 2003, consistent with long-term negative sales trends in the traditional wholesale channel, as well as reflecting the closure of all but one of the Company’s traditional wholesale warehouses by the end of fiscal 2003. Replacement part sales through the Company’s PWI wholesale distribution channel, which served the just-in-time replacement parts needs of Midas dealers and customers outside the Midas system, decreased 68.1%, reflecting the closure of all 77 PWI stores during fiscal 2003.

Within the retail auto service business, franchise royalties and license fees decreased $0.6 million or 1.0% from fiscal 2002. The decrease was primarily due to a decline in international royalties and license fees due to a restructuring of the Company’s licensing agreement with Magneti Marelli S.p.A. Comparable shop sales at retail in North America were approximately flat compared to the prior year. A reduction in the Midas system total shop count from the prior fiscal year was offset by favorable Canadian currency exchange rates and an increase in franchise fees as a result of the re-franchising of 24 company-operated shops during fiscal 2003. Revenues from company-operated shops declined $11.5 million, or a decrease of 21.6% from fiscal 2002. The sales decrease primarily reflects a decline in comparable shop sales of 8%, the closure of 14 under-performing shops and the re-franchising of 24 shops during fiscal 2003. The number of company-operated shops in operation at January 3, 2004 declined to 73, compared to 111 shops at the end of fiscal 2002. Revenue from real estate rentals in fiscal

2003 was down $0.4 million from fiscal 2002 driven by the reduction in the Midas system shop count, partially offset by favorable Canadian currency exchange rates and rental revenue from re-franchised company-operated shops.

The Company’s gross profit margin, including business transformation charges of $57.2 million in fiscal 2003 and $26.3 million in fiscal 2002, decreased from 43.1% in fiscal 2002 to 26.0% in fiscal 2003. The Company’s gross profit margin excluding business transformation charges decreased from 51.0% in fiscal 2002 to 44.4% in fiscal 2003. This decline was primarily due to the Company’s sale of certain wholesale inventory at cost in connection with the outsourcing of traditional Midas wholesale distribution to AutoZone and Uni-Select, and the liquidation of inventory in the PWI distribution channel. The increased proportion of total sales related to franchise royalties, and royalties received on the sale of replacement parts by AutoZone and Uni-Select to Midas dealers in the U.S. and Canada, helped to somewhat offset the negative margin impact of sales related to the wholesale inventory reduction process. Lower margins in real estate primarily reflect reduced rental income on certain sales-based rental agreements, the full-year impact of depreciation associated with the sale and leaseback of certain previously owned retail properties in fiscal 2002, as well as reduced rental revenue from Midas dealers due to shop closures.

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

The Company recorded an additional business transformation charge in cost of sales during fiscal 2003 to establish a $38.5 million accrual for estimated future warranty claims. This accrual relates to warranties issued to customers in the U.S and Canada for certain exhaust and brake parts that carry a lifetime warranty. The Company had not historically maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, the Company had historically recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the outsourcing of the wholesale distribution function to AutoZone in the U.S. and Uni-Select in Canada, Midas will no longer generate sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement. Consequently, the Company recorded $38.5 million in charges to reflect its estimated liability associated with then outstanding warranties in the U.S. and Canada. On a going forward basis, Midas will accrue for the expected future cost of warranty redemptions at the time of the original installation of the warranted part. This treatment will not affect cash flow associated with warranty redemptions.

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

During fiscal 2003, the Company recorded charges of $44.0 million as part of selling, general and distribution expenses related to the Company’s business transformation process. These charges are described in greater detail in Note 2 of Notes to Financial Statements.

As a result of the above, the Company’s operating loss increased $56.0 million from a loss of $44.2 million in fiscal 2002 to a loss of $100.2 million in fiscal 2003. Excluding the impact of the above described business transformation charges of $101.2 million, operating income in fiscal 2003 would have been $1.0 million compared to $18.1 million in fiscal 2002 after excluding $62.3 million in business transformation charges.

Interest expense increased from $11.8 million in fiscal 2002 to $25.5 million in fiscal 2003 as a result of higher interest rates compared to the prior year, higher average debt levels, and the amortization of fees associated with the Company’s financing agreement completed on March 27, 2003. In addition, the Company recorded a charge of $1.4 million related to the early extinguishment of a prior debt agreement.

The Company’s effective tax rate was 38.9% in both fiscal 2002 and fiscal 2003.

As a result of the above items, the Company’s net loss increased $42.6 million from a net loss of $33.6 million in fiscal 2002 to a net loss of $76.2 million in fiscal 2003.

Liquidity, Financial Condition and Capital Resources

Following is a summary of the Company’s cash flows from operating, investing and financing activities for fiscal 2004 and 2003, respectively (in millions):

Fiscal Year	2004	2003
Net cash provided by operating activities	$20.7	$47.1
Net cash provided by (used in) investing activities	(1.4)	4.9
Net cash used in financing activities	(25.8)	(45.1)

Net change in cash and cash equivalents	$(6.5)	$6.9

The Company’s cash management system permits the Company to make daily borrowings and repayments on its line of credit. This allows Midas to minimize interest expense and to maintain a cash balance close to zero. Midas’ cash and cash equivalents decreased $6.5 million in fiscal 2004.

The Company’s operating activities generated net cash of $20.7 million during fiscal 2004 compared to $47.1 million of cash generated in fiscal 2003. Factors that contributed to the year-over-year decrease of $26.4 million included a $93.9 million reduction in business transformation costs, net of cash payments, a $2.0 million reduction in depreciation and amortization due to 2003 asset disposals, a $4.5 million reduction in the amortization of debt discount and financing fees due to a March 2004 refinancing, a $0.9 million gain on sale of assets and $59.3 million less cash generated by changes in assets and liabilities. These decreases to cash flow from operating activities were partially offset by an $80.3 million increase in net income, a $50.6 million decrease in the deferred tax benefit, and a $3.3 million increase in loss on early extinguishment of debt. The $59.3 million decrease in cash generated by changes in assets and liabilities was primarily due to a much smaller reduction in inventory in fiscal 2004 compared to 2003, when the Company was selling inventory as part of its exit from the wholesale distribution business, and a $10.7 million reduction in accrued expenses compared to an $18.5 million increase in 2003, primarily reflecting the prepayment of an international royalty in December 2003, which was deferred in 2003 and recognized in 2004. Partially offsetting the reduction in cash generated from inventory liquidation and the cash usage related to settlement of business transformation obligations, the Company had an increase in accounts payable in 2004 compared to a $12.8 million reduction in accounts payable in 2003, when the Company dramatically reduced inventory purchases as it exited the Company’s former wholesale parts distribution operation.

Investing activities used $1.4 million in cash during fiscal 2004 compared to generating $4.9 million in cash during fiscal 2003. Fiscal 2004 investing activities consisted primarily of capital expenditures to maintain facilities and investments in information systems, partially offset by cash generated from the sale of a closed warehouse for $1.1 million. Fiscal 2003 investing activities primarily consisted of $1.9 million in systems development and other maintenance capital expenditures, offset by $7.2 million in cash generated as the result of asset sales, including a sale and leaseback of the one of the Company’s distribution facilities, and the sale of certain PWI and company-operated shop locations.

Net cash used in financing activities was $25.8 million in fiscal 2004, compared to net cash used of $45.1 million in fiscal 2003. In fiscal 2004, the Company paid $26.9 million to reduce debt and lease obligations and paid $2.1 million in fees in connection with the Company’s debt refinancing in March 2004. In addition, the Company received $3.6 million in cash from the exercise of outstanding stock options. In fiscal 2003, the Company paid $4.8 million in financing fees and paid $45.3 million to reduce debt and lease obligations. Additionally, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the company met certain financial objectives contained in the warrant agreements. As of January 1, 2005, a total of 131,838 warrants remained outstanding.

At the beginning of 2004, the Company had credit facilities consisting of a $25 million revolving loan facility, a $64.7 million Term Loan A, and a $29.4 million Term Loan B. These facilities were secured by substantially all of the assets of the Company and were scheduled to expire on October 3, 2004. Interest on the revolving loan was payable monthly at the prime rate plus 2.75% or LIBOR plus 3.75%. Interest on a portion of the Term Loan A was fixed at 7.67%, while interest on the balance of the Term Loan A was payable monthly at the prime rate plus 5.0% or LIBOR plus 6.0%. The interest rate on the Term Loan B was fixed at 12% cash interest paid monthly plus 6% paid-in-kind (“PIK”), which was added to principal and due at maturity. Availability under the revolving credit facility was based on a borrowing base, which took into consideration the Company’s inventory and accounts receivable levels. The revolving credit facility was senior to both the Term Loan A and Term Loan B.

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

On November 5, 2004, the Company amended its new debt facility to reduce required principal amortization under the term loan, remove certain restrictive covenants, and reduce interest rates. As amended, the term loan now requires quarterly principal payments of $1.5 million, and must be prepaid by an amount equal to: (i) 100% of equity issued, or (ii) $2.5 million of the first $7.5 million of proceeds from the sale of the Company’s exhaust manufacturing business plus 50% of any proceeds between $7.5 million and $15.5 million, or (iii) 75% of any other material asset proceeds in excess of $1 million (other than the sale of inventory in the normal course of business). A total of $6 million of the term loan is reported as current in the January 1, 2005 balance sheet as a result of this amendment.

The amendment also eliminated the Company’s restrictions on capital expenditures and treasury stock repurchases, and reduced the interest rate on both the term loan and revolving loan by 50 basis points. Based on the new rates and the Company’s year end debt levels, interest on the revolving loan is currently payable at LIBOR plus 2.25% and interest on the term loan is currently payable at LIBOR plus 2.5%.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. The swap amount is reduced quarterly based on scheduled term loan principal amortization payments. As of January 1, 2005, approximately $33.8 million of the $52.2 million term loan balance was subject to this interest rate swap arrangement.

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

Contractual Obligations

The following table reflects the Company’s contractual obligations under long-term debt and lease agreements as of January 1, 2005:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short and long-term debt	$69.0	$6.0	$63.0	$—	$—
Capital lease obligations	6.1	1.0	2.1	1.2	1.8
Finance lease obligations	37.6	0.9	1.9	2.4	32.4
Operating leases	158.7	31.6	51.4	28.4	47.3
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$271.4	$39.5	$118.4	$32.0	$81.5

In addition to the amounts shown above, the Company currently has $4.1 million outstanding on standby letters of credit that expire in 2006. Additionally, the Company is contingently liable for a portion of loans made to certain franchisees by a third party lender. As of January 1, 2005, the total outstanding loans under this program were approximately $6.5 million. Midas’ total annual exposure under this program is limited to $2.0 million. In fiscal 2004 and 2003, the Company was required to pay $0.8 million and $0.1 million, respectively, to the lender under this program. No payments were made in fiscal 2002.

Additionally, Midas is due rental revenue in the amounts shown below under sublease agreements on leased properties and rental agreements on owned properties:

	Rental Revenue Due to Midas by Period (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Rental revenue commitments on leased properties	$150.8	$26.6	$45.9	$26.7	$51.6
Rental revenue commitments on owned properties	125.8	9.1	17.7	17.0	82.0

Total rental revenue commitments	$276.6	$35.7	$63.6	$43.7	$133.6

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

Valuation of Warranty Liabilities

Customers are provided a written warranty from Midas on genuine Midas products purchased from Midas shops in North America. The warranty will be honored at any Midas shop in North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties. The Company determines the estimated value of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim on a current cost basis. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions. An increase of one percentage point in the estimated percentage of warranted products likely to be redeemed in the U.S. would have the effect of increasing Midas’ January 1, 2005 outstanding U.S. warranty liability by $4.5 million, while a decrease of one percentage point in the estimated U.S. redemption rate would decrease Midas’ outstanding U.S. warranty liability by $2.6 million. A change in the estimated current cost of warranty redemptions of one dollar would have the effect of changing Midas’ outstanding U.S. warranty liability by $1.8 million.

Prior to fiscal 2003, the Company had not maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, the Company recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the fiscal 2003 outsourcing of the Midas distribution function to AutoZone, Inc. in the U.S., and Uni-Select Inc. in Canada, Midas no longer generates sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement. Consequently, the Company recorded charges during fiscal 2003 to reflect its estimated liability associated with outstanding warranties in the U.S. and Canada. Since the warranty accrual was established in fiscal 2003, Midas has accrued for the expected future cost of warranty redemptions at the time of the original installation of the warranted part based on the method described above. This treatment did not affect cash flow associated with warranty redemptions in either the U.S or Canada.

Inventory Valuation

As a manufacturer and distributor of certain automotive aftermarket parts, inventory has historically represented a substantial portion of the total assets of the Company. Inventories are valued at the lower of cost or net realizable value. Inventory cost is determined using the weighted-average cost method, which approximates the first-in, first-out method. Additionally, the Company periodically evaluates the carrying value of its inventory to assess the proper valuation. This includes having adequate allowances to cover losses in the normal course of operations, provide for excess and obsolete inventory, and ensure that inventory is valued at the lower of cost or market. In performing this evaluation the Company considers historical data such as actual loss experience, past and projected usage, and actual margins generated from sales of its products.

During fiscal 2003 and 2004, the Company sold and liquidated inventory in connection with the implementation of its ongoing business transformation. The Company recorded charges in fiscal 2002, 2003 and fiscal 2004 to write-down certain inventories to their net realizable value as a result of the disposition of PWI and the outsourcing of the Company’s wholesale parts distribution operation. In assessing the net realizable value of the inventory that was to be sold and liquidated, the Company considered original cost, past and projected usage, independent third party appraisals and offers made by potential buyers.

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

Pensions

The Company has non-contributory defined benefit pension plans covering certain of its employees. The Company’s funding policy for the U.S. plan is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Act of 1974, plus any additional amounts the Company may deem to be appropriate. The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in the financial statements be determined on an actuarial basis. A minimum liability is required to be established on the balance sheet representing the amount of unfunded accrued pension cost. This represents the difference between the accumulated benefit obligation and the fair value of plan assets. When it is necessary to establish an additional minimum pension liability, an amount is recorded as an intangible asset limited to unrecognized prior service cost. Any amount in excess of unrecognized prior service cost is recorded as a reduction to shareholders’ equity through cumulative other comprehensive income, net of tax, in the balance sheet. As of January 1, 2005, the $11.1 million prepaid pension cost, net of valuation reserves of approximately $3.9 million pertaining to the partial wind-up of the Canadian Salaried Pension Plan and the full wind-up of the Canadian Hourly Pension Plan, was recorded in the Company’s balance sheet as a $2.6 million accrued pension liability, an intangible pension asset of $0.3 million and an accumulated reduction to shareholders’ equity of $9.5 million ($5.7 million, net of taxes).

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

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred under SFAS

No. 87 and is recognized to net periodic pension cost over a five-year period. See Note 9 of Notes to Financial Statements for a listing of the expected long-term rates used by year. The Company assumed a long-term rate of return on pension assets of 8.5% in both fiscal 2004 and 2003, and experienced gains on plan assets of $7.2 million in fiscal 2004 and $8.7 million in fiscal 2003.

Carrying Values of Goodwill and Long-Lived Assets

In accordance with SFAS No. 142, the Company conducts tests for impairment of goodwill annually or more frequently if circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that an asset’s carrying amount exceeds its fair value.

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

The Company’s evaluation of the carrying value of goodwill and other long-lived assets as of the end of fiscal 2004 indicated that an impairment existed with respect to long-lived assets used in company-operated shops. As a result, the Company recorded an impairment charge to operating expense of $0.2 million and reduced long-lived assets in fiscal 2004. In fiscal 2003, the Company recorded an impairment charge of $9.4 million to goodwill and $2.0 million to long-lived assets related to the company-operated shops.

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at January 1, 2005. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of January 1, 2005, the Company had recorded a valuation allowance of $2.3 million against certain state income tax net operating loss carryovers because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized.

Self-Insurance Reserves

Historically, the Company has been largely self-insured with respect to workers compensation, general liability, and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average monthly claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review. As of January 1, 2004, the Company is no longer self-insured with respect to employee medical claims and has converted to a fully-insured medical program.

Impact of New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Statement No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company’s disclosure in Note 9 of Notes to Financial Statements incorporates the requirements of Statement No. 132 (revised).

In November 2004, the FASB issued Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“FAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. Statement No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on normal capacity of the production facilities. Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating the impact of this standard on its financial statements.

In December 2004, the FASB issued Statement No. 123 (revised), “Share-Based Payment,” (“FAS 123R”). This statement is a revision to Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt FAS 123R on July 1, 2005, requiring compensation cost to be recorded as an expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The Company expects to use the Black-Scholes option pricing model and the Modified Prospective Application method of adoption as allowed under FAS 123R. The Company is in the process of evaluating the impact of this standard on its financial statements.

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

Expected Maturity Date	2005	2006	2007	Total	Fair Value
Long-term debt:
Revolving credit facility (variable rate)	$—	$—	$16.8	$16.8	$16.8
Average interest rate			5.0%	5.0%
Term debt (variable rate)	$6.0	$6.0	$40.2	$52.2	$52.2
Average interest rate	5.2%	5.2%	5.2%	5.2%

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the Company’s $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. As of January 1, 2005, approximately $33.8 million of the $52.2 million term loan balance was subject to this interest rate swap arrangement. As of January 1, 2005, the fair value of the swap instrument was approximately $0.2 million net of taxes.

The Company’s long-term debt facilities are secured by substantially all of the assets of the Company. Currently, the Company has no firmly committed sales transactions denominated in foreign currencies.

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

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Midas’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

• Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Midas;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of Midas’ management and directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Midas’ internal control over financial reporting as of January 1, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Midas maintained effective internal control over financial reporting as of January 1, 2005.

Midas’ independent registered public accounting firm, KPMG LLP, has audited and issued their report on management’s assessment of Midas’ internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Midas, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Midas, Inc. maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Midas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Midas, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Midas, Inc. maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Midas, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Midas, Inc. as of fiscal year end 2004 and 2003, and the related statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2004, 2003 and 2002, and our report dated March 17, 2005 expressed an unqualified opinion on those financial statements.

KPMG LLP

Chicago, Illinois

March 17, 2005

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this item, which is set forth under the headings “Proposal 1: Election Of Directors,” “Meetings and Committees of the Board” and “Beneficial Ownership of Common Stock—Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement (the “2005 Proxy Statement”) for the Annual Meeting of Shareholders to be held on May 10, 2005, is incorporated herein by reference.

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

Alvin K. Marr

Corporate Secretary

Midas, Inc.

1300 Arlington Heights Road

Itasca, IL 60143

Telephone: (630) 438-3000

Midas has also adopted written charters for its Audit and Finance, Compensation, Nominating and Corporate Governance Committees, and Corporate Governance Guidelines, all of which are posted on the Company’s website at www.midas.com. Stockholders may request a free copy of the charters and guidelines from the address or telephone number set forth above.

On June 9, 2004, Midas submitted its Section 303A Annual Written Affirmation to the New York Stock Exchange (“NYSE”) in accordance with the NYSE rules.

Item 11.	Executive Compensation

Information required by this item, which is set forth under the headings “Election of Directors—Compensation of Directors” and “Executive Compensation and Other Information” in the 2005 Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table gives information about Midas’ common stock that may be issued under the Company’s equity compensation plans as of January 1, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders [1,2]	1,369,037	$14.98	122,549
Equity compensation plans not approved by security holders [3,4,5]	677,000	8.25	547,054

Total	2,046,037	$12.76	669,603

1	Includes the Midas Stock Incentive Plan and the Midas Directors’ Deferred Compensation Plan.
2	The Midas Directors’ Deferred Compensation Plan was adopted in 2002. This plan provides non-officer directors the option of using their Board and Board Committee annual retainer and meeting attendance fees from the Company to purchase shares of the Company’s Common Stock, or of deferring receipt of such fees in the form of cash units and units representing shares of the Company’s Common Stock. The Plan provides for a 100,000 maximum aggregate number of shares. The Company’s intention is to use treasury shares for such purposes. No shares have been issued under this plan. All current fees and other compensation for directors are outlined in the 2005 Proxy Statement.
3	Includes the Midas Treasury Stock Plan and non-qualified stock options issued to employees as an inducement to their initial employment.
4	The Midas Treasury Stock Plan, adopted in 2002, authorizes the issuance of up to 400,000 shares of Midas common stock held in Treasury pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. No grants have been made under this plan.
5	The Company issues non-qualified stock options to certain individuals in order to induce them to accept employment with the Company. Pursuant to the rules of the New York Stock Exchange, options issued under this program are not considered part of the Midas Stock Incentive Plan and are not deducted from the number of securities remaining available for future issuance. As of January 1, 2005, inducement options for a total of 677,000 shares were outstanding. These options have a ten-year term and vest over a period of five years commencing from the date of grant.

Information required by Item 403 of Regulation S-K, which is set forth under the heading “Beneficial Ownership of Common Stock” in the 2005 Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accounting Fees and Services

Information required by this item, which is set forth under the heading “Principal Accounting Firm Fees” in the 2005 Proxy Statement, is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	Financial Statements

See Index to Financial Statements on Page F-1.

2. Financial	Statement Schedules

See Index to Financial Statements on Page F-1.

(b) Exhibits

Exhibit No.	Description

3(i).1	Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to Midas, Inc. Registration Statement on Form 10/A No. 3 (Post-Effective Amendment No. 1) (Commission File No. 1-13409) (the “Form 10”)).

3(i).2	Certificate of Amendment of the Certificate of Incorporation, dated December 30, 1997 (incorporated by reference to Exhibit 3(i).2 to the Form 10).

3(ii)	By-Laws (as amended December 31, 1997) (incorporated by reference to Exhibit 4.4 to Midas, Inc. Registration Statement on Form S-8 relating to its Retirement Savings Plans (Registration No. 333-44625) (the “RSP Form S-8”)).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the RSP Form S-8).

4.2	Rights Agreement, dated as of December 31, 1997, between Midas, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.5 to the RSP Form S-8).

4.7	First Amendment to Rights Agreement, dated as of May 12, 1999, between Midas, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit to the Midas, Inc. Registration Statement on Form 10/A No. 4).

4.18	Loan and Security Agreement, dated as of March 27, 2003, by and among Midas, Inc. and its subsidiaries, Bank One, NA, as Administrative Agent, and the other Lenders named therein (incorporated by reference to Exhibit 4.18 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

4.19	Note, Guaranty and Security Agreement, dated as of March 27, 2003, by and among Midas, Inc. and its subsidiaries, U.S. Bank, National Association, as Collateral Agent, and the Noteholders named therein (incorporated by reference to Exhibit 4.19 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

4.20	Intercreditor Agreement by and among the Lenders named in the Loan and Security Agreement and the Noteholders named in the Note, Guaranty and Security Agreement, as acknowledged by Midas, Inc. and its subsidiaries, all dated as of March 27, 2003 (incorporated by reference to Exhibit 4.20 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

4.21	Warrant Agreement, dated as of March 27, 2003, by and among Midas, Inc. and the Warrant Holders named therein (incorporated by reference to Exhibit 4.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

4.22	Second Amendment to Rights Agreement, dated as of November 11, 2003, between Midas, Inc. and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit to 4.22 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003).

Exhibit No.	Description

4.23	Amended and Restated Credit Agreement, dated as of March 16, 2004, among Midas International Corporation and the other Borrowers named therein, the Lenders named therein, Bank One, NA, as Agent, National City Bank of Michigan/Illinois, as Syndication Agent and LaSalle Bank National Association, as Documentation Agent (incorporated by reference to Exhibit 4.23 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2004).

4.24	Amended and Restated Pledge and Security Agreement, dated as of March 16, 2004, among Midas, Inc. and each of the Subsidiaries named therein, and Bank One, NA, as Agent for the Lenders (incorporated by reference to Exhibit 4.24 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2004).

4.25	Amended and Restated Guaranty Agreement, dated as of March 16, 2004, among Midas, Inc. and each of the Subsidiaries named therein, and Bank One, NA, as Agent, for the benefit of the Lenders (incorporated by reference to Exhibit 4.25 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2004).

4.26	Amended and Restated Security Agreement, dated March 16, 2004, among Midas, Inc. and the Subsidiaries named therein, and Bank One, NA, as Agent for the Lenders (incorporated by reference to Exhibit 4.26 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2004).

4.27	First Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2004, among Midas International and the other Borrowers named therein, the lenders named therein, Bank One, N.A., as Agent, National City Bank of Michigan/Illinois, as Syndication Agent, and LaSalle Bank National Association, as Documentation Agent (incorporated by reference to Exhibit to 4.27 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

4.28	Third Amendment to Rights Agreement, dated as of November 9, 2004, between Midas, Inc. and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit to 4.28 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.1	Distribution and Indemnity Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Midas, Inc. Current Report on Form 8-K dated January 30, 1998 (the “Form 8-K”)).

10.2	Tax Sharing Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.2 to the Form 8-K).

10.3*	Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Stock Incentive Plan (Registration No. 333-44797)).

10.4*	Form of Option Agreement (incorporated by reference to Exhibit 10.4 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 26, 1998).

10.5*	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 20, 1997 (File No. 01-13409)).

10.6*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Midas, Inc.’s Registration Statement on Form 10/A No.1 (Commission File No. 01-13409)).

10.8*	Form of Restricted Stock Agreement and promissory note (incorporated by reference to Exhibit 10.8 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 26, 1998).

10.10*	Form of Option Grant Agreement for options issued outside of the Stock Incentive Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 (Registration No. 333-74094)).

Exhibit No.	Description

10.11*	Form of Change in Control Agreement for executive officers participating in Midas, Inc Executive Stock Ownership Program (Mr. Warzecha) (incorporated by reference to Exhibit 10.11 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 29, 2001).

10.14*	Compensation and Reimbursement Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.14 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.16*	Form of Retention Agreement with certain executive officers (Messrs. Guzik, Shaneyfelt, Warzecha and Marr) (incorporated by reference to Exhibit 10.16 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.17*	Option Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.17 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.18*	Restricted Stock Award Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.18 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.19*	Employment Confirmation Letter with President and Chief Executive Officer (incorporated by reference to Exhibit 10.19 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.20*	Option Agreement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.20 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.21*	Restricted Stock Award Agreement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.22*	Treasury Stock Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Treasury Stock Plan (Registration No. 333-89226).

10.23*	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Directors’ Deferred Compensation Plan (Registration No. 333-101559)).

10.24	Supply Agreement dated as of April 2, 2003, by and among Midas International Corporation, Parts Warehouse, Inc. and AutoZone, Inc. (incorporated by reference to Exhibit to 10.24 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003).

10.25	Amendment to Agreement for Strategic Alliance and License Agreement dated as of March 14, 2003, by and between Midas International Corporation and Magneti Marelli Services S.p.A., which amends the Agreement for Strategic Alliance and License Agreement dated as of October 1, 1998, between Midas International Corporation and Magneti Marelli S.p.A. (incorporated by reference to Exhibit 10.25 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003).

10.26	Second Amendment to Agreement for Strategic Alliance and License Agreement, dated as of July 28, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A. (incorporated by reference to Exhibit to 10.26 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

Exhibit No.	Description

10.27	Third Amendment to Agreement for Strategic Alliance and License Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A. (incorporated by reference to Exhibit to 10.27 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.28	Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Norauto S.A. relating to Agreement for Strategic Alliance between Midas International Corporation and Magneti Marelli Services S.p.A., as amended (incorporated by reference to Exhibit to 10.28 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.29*	Form of Restricted Stock Award Agreement for Restricted Stock Awards granted under the Stock Incentive Plan commencing in 2004.

10.30*	Form of Option Agreement for Supplemental Stock Options granted to certain executive officers (Mr. Feldman) under the Stock Incentive Plan commencing in 2004.

10.31*	Form of Restricted Stock Award Agreement for Supplemental Restricted Stock Awards granted to certain executive officers (Messrs. Dow, Guzik and Warzecha) under the Stock Incentive Plan commencing in 2004.

10.32*	Employment Confirmation Letter with Senior Vice President and Chief Marketing Officer.

10.33*	Description of 2005 Incentive Compensation Plan (Incorporated by reference to Midas, Inc. Current Report on Form 8-K dated February 23, 2005).

10.34*	Summary of Employment Arrangements with Named Executive Officers (Messrs. Feldman, Guzik, Warzecha, Dow, and Perrin).

10.35*	Summary of Directors Compensation.

21	Subsidiaries of Midas, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

32.1	Section 1350 Certifications.

*	Management Compensatory Plan or Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March 2005.

MIDAS, INC.

By:	/S/ WILLIAM M. GUZIK
William M. Guzik Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the Registrant, this 17th day of March 2005.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Midas, Inc.:

We have audited the accompanying balance sheets of Midas, Inc. as of fiscal year end 2004 and 2003 and the related statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2004, 2003, and 2002. These financial statements are the responsibility of Midas, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Midas as of fiscal year end 2004 and 2003, and the results of operations and cash flows for fiscal years 2004, 2003, and 2002 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Midas, Inc.’s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois

March 17, 2005

MIDAS

STATEMENTS OF OPERATIONS

(In millions, except for earnings per share)

Fiscal Year	2004	2003	2002
Sales and revenues:
Franchise royalties and license fees	$62.5	$60.9	$61.5
Real estate revenues	36.5	36.2	36.6
Company-operated shop retail sales	36.1	41.7	53.2
Replacement part sales and product royalties	59.7	170.5	180.5
Other	2.7	1.7	1.2

Total sales and revenues	197.5	311.0	333.0

Cost of sales and revenues:
Real estate cost of revenues	22.4	21.2	19.2
Company-operated shop cost of sales	7.6	9.6	11.8
Replacement part cost of sales	46.5	130.9	117.6
Warranty expense	7.0	11.1	14.5
Business transformation charges (warranty reserve)	—	38.5	—
Business transformation charges (inventory write-down)	0.4	18.7	26.3

Total cost of sales and revenues	83.9	230.0	189.4

Gross profit	113.6	81.0	143.6
Selling, general, and administrative expenses	92.8	137.2	151.8
Business transformation charges	0.8	44.0	36.0

Operating income (loss)	20.0	(100.2)	(44.2)
Interest expense	(12.7)	(25.5)	(11.8)
Loss on early extinguishment of debt	(4.7)	(1.4)	—
Other income, net	1.0	2.4	1.0

Income (loss) before income taxes	3.6	(124.7)	(55.0)
Income tax benefit	(0.5)	(48.5)	(21.4)

Net income (loss)	$4.1	$(76.2)	$(33.6)

Earnings (loss) per share:
Basic	$0.26	$(4.93)	$(2.25)

Diluted	$0.26	$(4.93)	$(2.25)

Average number of shares:
Common shares outstanding	15.4	15.1	15.0
Common stock warrants	0.2	0.4	—

Shares applicable to basic earnings	15.6	15.5	15.0
Equivalent shares on outstanding stock awards	0.6	—	—

Shares applicable to diluted earnings	16.2	15.5	15.0

See accompanying notes to financial statements.

MIDAS

BALANCE SHEETS

(In millions, except for per share data)

Fiscal Year End	2004	2003
Assets:
Current assets:
Cash and cash equivalents	$0.9	$7.4
Receivables, net	33.4	38.0
Inventories, net	12.2	15.1
Deferred income taxes	9.0	13.9
Other current assets	6.8	9.3

Total current assets	62.3	83.7
Property and equipment, net	117.4	131.7
Deferred income taxes	60.3	56.1
Other assets	10.1	11.9

Total assets	$250.1	$283.4

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$7.9	$8.0
Accounts payable	16.1	13.7
Accrued expenses	32.5	51.4

Total current liabilities	56.5	73.1
Long-term debt	63.0	85.2
Obligations under capital leases	5.1	6.5
Finance lease obligation	36.7	37.5
Accrued warranty	32.1	33.8
Other liabilities	7.8	11.2

Total liabilities	201.2	247.3

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.6 million shares and 17.5 million shares issued) and paid-in capital	21.4	23.8
Treasury stock, at cost (1.8 million shares and 2.2 million shares)	(41.2)	(49.6)
Unamortized restricted stock awards	(2.2)	(1.3)
Retained income	78.9	74.8
Cumulative other comprehensive loss	(8.0)	(11.6)

Total shareholders’ equity	48.9	36.1

Total liabilities and shareholders’ equity	$250.1	$283.4

See accompanying notes to financial statements.

MIDAS

STATEMENTS OF CASH FLOWS

(In millions)

Fiscal Year	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$4.1	$(76.2)	$(33.6)
Adjustments reconciling net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13.1	15.1	16.0
Amortization of debt discount and financing fees	2.5	7.0	0.5
Business transformation charges (warranty reserve)	—	38.5	—
Business transformation charges (inventory write-down)	0.4	18.7	26.3
Business transformation charges	0.8	44.0	36.0
Loss on early extinguishment of debt	4.7	1.4	—
Cash outlays for business transformation costs	(8.2)	(14.3)	(4.2)
Deferred income taxes	0.7	(49.9)	(18.5)
Gain on sale of fixed assets	(0.9)	—	—
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions:
Receivables	4.2	2.6	(8.6)
Inventories	2.9	58.0	(1.8)
Accounts payable	2.8	(12.8)	(30.2)
Accrued expenses	(10.7)	18.5	(8.8)
Other	4.3	(3.5)	(0.4)

Net cash provided by (used in) operating activities	20.7	47.1	(27.3)

Cash flows from investing activities:
Capital investments	(2.1)	(1.9)	(11.2)
Cash paid for acquired business	(0.4)	(0.4)	(0.4)
Proceeds from sales of assets	1.1	7.2	—

Net cash provided by (used in) investing activities	(1.4)	4.9	(11.6)

Cash flows from financing activities:
Net decrease in short-term debt	—	—	(0.1)
Net borrowings (repayments) under revolving lines of credit	16.8	(87.8)	14.8
Retirement of long-term debt	(94.1)	(45.0)	—
Borrowing under new debt agreements	60.0	127.5	—
Principal payments on long-term debt	(7.8)	(38.4)	(15.2)
Issuance of stock warrants in connection with refinancing	—	5.0	—
Payments for debt financing fees	(2.1)	(4.8)	—
Payment of obligations under capital leases	(1.1)	(0.8)	(0.9)
Finance lease obligation borrowings	—	—	39.6
Payment of obligations under finance lease	(0.7)	(0.8)	(0.5)
Cash received for common stock	3.6	0.2	0.4
Cash paid for treasury shares	(0.4)	(0.2)	(0.2)

Net cash provided by (used in) financing activities	(25.8)	(45.1)	37.9

Net change in cash and cash equivalents	(6.5)	6.9	(1.0)
Cash and cash equivalents at beginning of period	7.4	0.5	1.5

Cash and cash equivalents at end of period	$0.9	$7.4	$0.5

See accompanying notes to financial statements.

MIDAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Notes Receivable From Common Stock Sold to Officers	Unamortized Restricted Stock Awards	Retained Income	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Current	Cumulative
Fiscal year end 2001	17.3	$22.3	(2.3)	$(53.0)	$(4.1)	$(2.5)	$184.6		$(7.2)
Restricted stock awards	—	(0.9)	0.1	1.3	—	(0.4)	—	$—	—
Purchase of treasury shares	—	—	—	(0.2)	—	—	—	—	—
Stock option transactions	—	(0.1)	—	0.3	—	—	—	—	—
Forfeiture of restricted stock awards	—	0.6	(0.1)	(2.1)	—	1.5	—	—	—
Retirement of notes receivable from officers	—	—	—	—	1.2	—	—	—	—
Reclassification of notes receivable from officers due to officer resignation	—	—	—	—	2.5	—	—	—	—
Reserve for collectibility of officer notes	—	—	—	—	0.4	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	—	0.4	—	—	—
Net loss	—	—	—	—	—	—	(33.6)	(33.6)	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	—	0.3	0.3
—minimum pension liability	—	—	—	—	—	—	—	(6.7)	(6.7)

Comprehensive loss	—	—	—	—	—	—	—	$(40.0)	—

Fiscal year end 2002	17.3	21.9	(2.3)	(53.7)	—	(1.0)	151.0		(13.6)
Restricted stock awards	—	(3.0)	0.1	4.4	—	(1.4)	—	$—	—
Purchase of treasury shares	—	—	—	(0.2)	—	—	—	—	—
Stock option transactions	—	(0.1)	—	0.3	—	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	—	0.3	—	—	—
Forfeiture of restricted stock awards	—	—	—	(0.4)	—	0.4	—	—	—
Issuance of stock warrants	—	5.0	—	—	—	—	—	—	—
Exercise of stock warrants	0.2	—	—	—	—	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	—	0.4	—	—	—
Net loss	—	—	—	—	—	—	(76.2)	(76.2)	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	—	3.4	3.4
—minimum pension liability	—	—	—	—	—	—	—	(1.4)	(1.4)

Comprehensive loss	—	—	—	—	—	—	—	$(74.2)	—

Fiscal year end 2003	17.5	23.8	(2.2)	(49.6)	—	(1.3)	74.8		(11.6)
Restricted stock awards	—	0.2	0.1	2.1	—	(2.3)	—	$—	—
Purchase of treasury shares	—	—	—	(0.4)	—	—	—	—	—
Stock option transactions (a)	—	(2.6)	0.3	6.8	—	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	(0.1)	—	0.1	—	—	—
Exercise of stock warrants	0.1	—	—	—	—	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	—	1.3	—	—	—
Net income	—	—	—	—	—	—	4.1	4.1	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	—	1.0	1.0
—minimum pension liability	—	—	—	—	—	—	—	2.4	2.4
—Gain on derivative financial instruments, net of tax	—	—	—	—	—	—	—	0.2	0.2

Comprehensive income	—	—	—	—	—	—	—	$7.7	—

Fiscal year end 2004	17.6	$21.4	(1.8)	$(41.2)	$—	$(2.2)	$78.9		$(8.0)

(a)	Common stock includes $0.6 million tax benefit from stock option exercises.

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

Certain reclassifications have been made to the previously reported fiscal 2003 and fiscal 2002 financial statements in order to provide consistency with the fiscal 2004 results. These reclassifications did not affect previously reported income (loss) before income taxes, net income (loss) or earnings (loss) per share.

Fiscal Periods

Fiscal year 2004 ended on January 1, 2005 and consisted of 52 weeks. Fiscal year 2003 ended on January 3, 2004 and consisted of 53 weeks. Fiscal year 2002 ended on December 28, 2002 and consisted of 52 weeks.

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

Fair Value of Financial Instruments

Midas’ financial instruments include cash and cash equivalents, receivables, accounts payable, and long-term debt. In fiscal 2004 and 2003, there was no public market for Midas’ long-term debt. The carrying amounts of the other financial assets and liabilities approximate their fair values because of the short maturities of those instruments.

Derivative Financial Instruments

The Company has market risk exposure to changes in interest rates, principally in the United States. Midas attempts to minimize this risk and lower its overall borrowing costs through the utilization of interest rate swaps. These swaps are entered into with financial institutions and have reset dates and critical terms that match those of the underlying debt.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the Company’s $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. As of January 1, 2005, the fair value of this instrument was approximately $0.2 million, net of taxes. This swap transaction has been designated as a cash flow hedge and was evaluated to be highly effective. As such, the change in the fair value is recorded in other comprehensive income as a gain on derivative financial instruments.

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees and suppliers, rents and other amounts. The future collectibility of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

an allowance for accounts that it feels may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its franchisees and other customers. Where the Company becomes aware of a customer’s inability to meet its financial obligations (e.g. where it is in financial distress or has filed for bankruptcy), the Company specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of receivables is performed on a quarterly basis. Interest on past due accounts receivable is recognized when collected.

In connection with the disposal of the Parts Warehouse, Inc. (“PWI”) business and the exit of the Midas wholesale distribution business, in valuing outstanding receivable balances the Company also considered the reduced collection efforts that result from the closings as well as the increased likelihood that customers will not pay amounts due.

Notes Receivable

Notes receivable relate to franchisee financing arrangements for certain previously past due balances and other long-term receivables that exceed one year. They bear interest at a market rate based on the customer’s credit quality and are recorded at face value. Interest is recognized over the life of the note. The notes are typically collateralized by inventory, equipment or similar assets of the franchisee. The Company has not and does not intend to sell these receivables. Past due notes receivable are considered during the Company’s valuation of receivables.

Inventory Valuation

Inventories are valued at the lower of cost or net realizable value. Inventory cost is determined using the weighted-average cost method, which approximates the first-in, first-out method. Additionally, the Company periodically evaluates the carrying value of its inventory to assess the proper valuation. This includes having adequate allowances to cover losses in the normal course of operations, provide for excess and obsolete inventory, and ensure that inventory is valued at the lower of cost or market. In performing this evaluation the Company considers historical data such as actual loss experience, past and projected usage, and actual margins generated from sales of its products.

During fiscal 2003 and 2004, the Company sold and liquidated inventory in connection with the implementation of its ongoing business transformation. The Company recorded charges in fiscal 2002, 2003 and 2004 to write-down certain inventories to their net realizable value as a result of the disposition of PWI and the outsourcing of the Company’s wholesale parts distribution operation. In assessing the net realizable value of the inventory that was to be sold and liquidated, the Company considered original cost, past and projected usage, independent third party appraisals and offers made by potential buyers.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at January 1, 2005. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Self-Insurance Reserves

Historically, the Company has been largely self-insured with respect to workers compensation, general liability, and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average monthly claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review. As of January 1, 2004, the Company is no longer self-insured with respect to employee medical claims and has converted to a fully-insured medical program.

Carrying Value of Goodwill and Long-Lived Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company conducts tests for impairment of goodwill annually or more frequently if circumstances indicate that an asset might be impaired. An impairment loss is recognized to the extent that an asset’s carrying amount exceeds its fair value.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s evaluation of the carrying value of goodwill and other long-lived assets as of the end of fiscal 2004 indicated that an impairment existed with respect to long-lived assets used in company-operated shops. As a result, the Company recorded an impairment charge to operating expense of $0.2 million and reduced long-lived assets in fiscal 2004. In fiscal 2003, the Company recorded an impairment of $11.4 million in business transformation charges related to company-operated shops. This charge reduced goodwill $9.4 million and long-lived assets $2.0 million.

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

Revenues derived from franchise fees, which represented approximately 0.5%, 2.2% and 0.6% of franchising revenues in fiscal 2004, 2003 and 2002, respectively, are recognized when the franchised shop opens. Costs related to securing initial franchise agreements and performing the required services under such agreements are charged to expense as incurred. Franchise renewal fees are recognized when the renewal period commences.

Real estate revenues are recognized as earned on a monthly basis in accordance with underlying property lease terms. The majority of real estate revenues are derived from Midas shop locations. All of these locations are subject to an annual percentage rent based upon the location’s retail sales volume for the calendar year.

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

Prior to fiscal 2003, the Company had not maintained an accrual for estimated future warranty claims related to its lifetime guarantee of exhaust and brake products. Instead, the Company recorded expenses related to these product warranties as warranty claims were incurred. This was due to the fact that the average warranty claim generated gross profit to the Company, as the revenues and gross profit to Midas from a warranty claim exceeded the cost of reimbursement to the franchisee. As a result of the fiscal 2003 outsourcing of the Midas distribution function to AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada, Midas no longer generates sufficient gross profit on a warranty claim to offset the average warranty claim reimbursement. Consequently, the Company recorded charges during fiscal 2003 to reflect its estimated liability associated with outstanding warranties in the U.S. and Canada. Since the warranty accrual was established in fiscal 2003, Midas has accrued

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

for the expected future cost of warranty redemptions at the time of the original installation of the warranted part based on the method described above. This treatment did not affect cash flow associated with warranty redemptions in either the U.S or Canada.

Annual warranty activity is summarized as follows (in millions):

Fiscal Year	2004	2003	2002
Accrued warranty expense at beginning of period	$39.0	$0.5	$0.5
Warranty expense	7.0	11.1	14.5
Business transformation charge	—	38.5	—
Changes in foreign currency exchange rate	0.5	0.3	—
Warranty credit issued to franchisees (warranty claims paid)	(9.5)	(11.4)	(14.5)

Accrued warranty expense at end of period	37.0	39.0	0.5
Less current portion (included in accrued expenses)	4.9	5.2	—

Accrued warranty—non-current	$32.1	$33.8	$0.5

Warranty expense is included in cost of sales and revenues in the statements of operations. A portion of warranty expense incurred is also paid as claims within the same fiscal year.

Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting proscribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in millions). When compared with previously reported pro forma results, the 2003 and 2002 pro forma results include adjustments to the expense of certain stock options.

Fiscal Year	2004	2003	2002
Net income (loss)
As reported	$4.1	$(76.2)	$(33.6)
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	1.6	0.2	0.2
Less: fair value impact of employee stock compensation, net of taxes	(2.8)	(1.5)	(1.6)

Pro forma	$2.9	$(77.5)	$(35.0)

Basic earnings (loss) per share
As reported	$0.26	$(4.93)	$(2.25)
Pro forma	0.18	(5.02)	(2.34)
Diluted earnings (loss) per share
As reported	$0.26	$(4.93)	$(2.25)
Pro forma	0.18	(5.02)	(2.34)

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) Per Share

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

Fiscal Year	2004	2003	2002
Weighted-average common shares outstanding	15.4	15.1	15.0
Common stock warrants	0.2	0.4	—

Shares applicable to basic earnings	15.6	15.5	15.0
Effect of dilutive stock awards	0.6	—	—

Shares applicable to diluted earnings	16.2	15.5	15.0

Potential common share equivalents:
Stock options	1.6	2.1	1.5

Common share equivalents were excluded from fiscal 2003 and 2002 diluted earnings per share as they would have had an anti-dilutive effect.

Use of Estimates

In order to prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reported amounts of reserves and expenses during the period and disclosures of contingencies. Significant items subject to such estimates and assumptions include inventory valuation, valuation of receivables, business transformation charges, carrying values of long-lived assets and net deferred tax assets, self-insurance reserves and warranty reserves. Actual results could differ from these estimates.

Impact of New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” Statement No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original Statement No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company’s disclosure in Note 9 of Notes to Financial Statements incorporates the requirements of Statement No. 132 (revised).

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“FAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. Statement No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on normal capacity of the production facilities. Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating the impact of this standard on its financial statements.

In December 2004, the FASB issued Statement No. 123 (revised), “Share-Based Payment,” (“FAS 123R”). This statement is a revision to Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The Company will adopt FAS 123R on July 1, 2005, requiring

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

compensation cost to be recorded as an expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards. The Company expects to use the Black-Scholes option pricing model and the Modified Prospective Application method of adoption as allowed under FAS 123R. The Company is in the process of evaluating the impact of this standard on its financial statements.

(2) Business Transformation Charges

The Company is in the process of transforming its business. As part of the Company’s business transformation, the Company has developed and implemented strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives included the disposition of PWI, the closure and re-franchising of certain company-operated shops, the redesign of the Company’s wholesale parts distribution network, and the reduction of administrative expenses related to former operating activities. The implementation of these initiatives has had the effect of substantially lowering overall Company revenues and expenses. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses. The charges recorded in connection with the Company’s business transformation process in fiscal 2004, 2003 and 2002 are summarized in the following tables (in millions):

Business transformation charges by strategic initiative

Fiscal Year	2004	2003	2002
Disposition of Parts Warehouse, Inc.	$—	$0.9	$39.0
Rationalization of company-operated shops	0.1	20.6	12.5
Redesign of the wholesale distribution network	1.1	69.7	3.3
Severance and administrative costs	—	10.0	7.5

Total business transformation charges	$1.2	$101.2	$62.3

Business transformation charges by activity

Fiscal Year	2004	2003	2002
Warranty reserve establishment	$—	$38.5	$—
Inventory write-down	0.4	18.7	26.3
Goodwill write-off and impairment	—	11.4	8.8
Accounts receivable write-down	—	9.3	3.0
Fixed asset write-off and impairment	—	6.1	8.6
Severance and other separation costs	(0.1)	5.4	6.0
Non-recoverable lease costs	—	4.3	6.5
Warehouse and location closure costs	—	2.9	—
Financing costs	—	0.9	1.6
Pension asset write-down	0.8	2.0	—
Other costs	0.1	1.7	1.5

Total business transformation charges	$1.2	$101.2	$62.3

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

In fiscal 2004, the Company recorded total pre-tax charges of $1.2 million related to business transformation activities. The charges in 2004 primarily represent the reconciliation of actual business transformation costs incurred in 2004 to expected business transformation expense recorded in 2003. The total pre-tax cost of $1.2 million represents non-cash charges as approximately $0.1 million of incremental cash obligations were offset by reductions in estimated future cash outlays related to previously recognized amounts.

Of the total pre-tax cost of $101.2 million charged in fiscal 2003, approximately $84.7 million represents non-cash charges, while $16.5 million represents past or future cash outlays. As of January 1, 2005, approximately $11.5 million of the $16.5 million had been paid. The fiscal 2003 severance and other separation costs reflect the separation of 323 employees, none of which were actively employed by the Company as of January 1, 2005. The fiscal 2002 severance and other separation costs reflect the separation of 134 employees, none of which were employed by the Company as of January 1, 2005.

The activity affecting the accrual for business transformation charges during fiscal 2004 and 2003 is as follows (shown in millions):

	Disposition of PWI	Rationalization of Company- Operated Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Fiscal year end 2002	$5.2	$1.4	$1.8	$3.4	$11.8
Business transformation charges	0.9	20.6	69.7	10.0	101.2
Cash payments	(4.2)	(2.1)	(3.5)	(4.5)	(14.3)
Non-cash utilization	(0.9)	—	0.2	(0.2)	(0.9)
Non-cash business transformation charges	(0.2)	(16.9)	(62.9)	(4.7)	(84.7)

Fiscal year end 2003	0.8	3.0	5.3	4.0	13.1
Business transformation charges	—	0.1	1.1	—	1.2
Cash payments	(0.7)	(1.2)	(4.8)	(1.5)	(8.2)
Non-cash utilization	—	—	0.5	(0.4)	0.1
Non-cash business transformation charges	—	—	(1.2)	—	(1.2)

Fiscal year end 2004	$0.1	$1.9	$0.9	$2.1	$5.0

Each business transformation initiative and its related costs are described in more detail below (in millions):

Disposition of Parts Warehouse, Inc.

Fiscal Year	2004	2003	2002
Inventory write-down	$—	$—	$26.3
Severance and other separation costs	—	0.8	—
Fixed asset write-off and impairment	—	0.2	4.5
Non-recoverable lease costs	—	(0.2)	3.6
Accounts receivable write-down	—	0.1	3.0
Goodwill write-off and impairment	—	—	0.9
Other costs	—	—	0.7

	$—	$0.9	$39.0

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

During 2000, in direct response to the changing needs of the aftermarket auto repair industry, Midas established Parts Warehouse, Inc., a network of small quick delivery sites that distributed parts on a just-in-time basis to Midas dealers and to customers outside the Midas system. The Company’s previous strategic plan called for a rapid expansion of the PWI business in order to leverage the then existing distribution network and migrate the traditional wholesale business from a stocking-dealer platform based on weekly deliveries to a just-in-time delivery model, while providing a supply-chain solution for the new services being added by Midas dealers at retail. By fiscal 2002, the strategy had not provided the expected results, and the investment required to complete the build-out of the PWI network was substantial. Even when completely built-out, the PWI network of 250 stores would have been small relative to established just-in-time automotive suppliers such as AutoZone, NAPA and CarQuest. Therefore, the Company believed that the Midas system would be better served by providing a ready-made sourcing solution to Midas shops through a strategic alliance with one or more of these types of distributors. In fiscal 2003, Midas established outsourced parts supply arrangements with AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada. Management believes these supply arrangements offer Midas dealers broader access to replacement parts across North America and more effectively provide Midas dealers with a solution to their just-in-time parts sourcing needs.

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

During fiscal 2003, the Company recorded additional charges of $0.9 million in order to complete the disposition of PWI. These charges included $0.8 million of severance and separation costs, $0.2 million to reflect the impairment of fixed assets, $0.1 million to reflect the lower expected collection rate on receivables due to store closures, and a $0.2 million recovery of future lease costs associated with stores and delivery vehicles due to favorable lease buy-outs.

Rationalization of Company-Operated Shops

Fiscal Year	2004	2003	2002
Goodwill write-off and impairment	$—	$11.4	$7.9
Fixed asset write-off and impairment	—	4.0	3.2
Non-recoverable lease costs	—	2.8	1.3
Inventory write-down	—	1.5	—
Severance and separation costs	—	0.3	—
Other costs	0.1	0.6	0.1

	$0.1	$20.6	$12.5

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

In the fourth quarter of 2002, the Company made the decision to stop the aggressive growth of the company shop operation and to bring focus to the program by closing unprofitable shops and re-franchising shops in markets where the Company did not have critical mass. As part of this program, 12 shops were targeted for closure during fiscal 2003 and additional shops were to be re-franchised. As a result, the Company recorded charges of $12.5 million during the fourth quarter of fiscal 2002. These charges were comprised of $7.9 million to reflect the impairment of goodwill associated with the company-operated shops, $3.2 million to reflect the impairment of fixed assets at company-operated shops that were to be closed or re-franchised, and $1.3 million in projected non-recoverable lease costs associated with closed shops.

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

In fiscal 2004, the Company incurred charges of $0.1 million as a result of additional obligations associated with shops closed or re-franchised in 2003.

The Company will continue to evaluate all company-operated shop locations and may re-franchise additional owned locations where it is determined that the Company’s return on investment objectives are best achieved through re-franchising instead of ownership.

Redesign of the Wholesale Distribution Network

Fiscal Year	2004	2003	2002
Warranty reserve establishment	$—	$38.5	$—
Inventory write-down	0.4	17.2	—
Accounts receivable write-down	—	3.2	—
Severance and other separation costs	(0.1)	2.9	0.5
Warehouse and other closure costs	—	2.4	—
Pension asset write-down	0.8	2.0	—
Fixed asset write-off and impairment	—	1.8	0.9
Non-recoverable lease costs	—	1.7	1.6
Other costs	—	—	0.3

	$1.1	$69.7	$3.3

In response to the declining sales of traditional Midas wholesale products, the Company has moved aggressively to reduce costs and improve operating efficiency throughout its traditional wholesale distribution network. During fiscal 2002, the Company committed to a plan to close three distribution centers in 2003. The Company recorded a charge of $3.3 million in fiscal 2002 that primarily reflects $1.6 million in expected non-recoverable future lease costs related to 2003 closures and a previously closed distribution center, $0.9 million to reflect the impairment of fixed assets and $0.5 million in severance costs to be incurred at distribution centers as they closed.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In fiscal 2004, the Company incurred charges of $1.1 million in conjunction with the final reconciliation of the parts distribution transition in the U.S. and Canada. These charges were comprised of $0.8 million to adjust the value of certain pension assets in Canada as a result of the Company’s decision to exit the wholesale distribution business in Canada, a $0.4 million inventory write-down to reflect final settlement with buyers and a reduction of $0.1 million in severance and separation costs based on actual costs incurred.

Severance and Administrative Costs

Fiscal Year	2004	2003	2002
Accounts receivable write-down	$—	$6.0	$—
Financing costs	—	0.9	1.6
Severance and other separation costs	—	1.4	5.5
Location closure costs	—	0.5	—
Fixed asset write-off	—	0.1	—
Other costs	—	1.1	0.4

	$—	$10.0	$7.5

As part of the business transformation process, the Company made the decision to reduce its workforce in fiscal 2002. As a result, the Company recorded severance and administrative charges of $7.5 million in fiscal 2002. These charges included $5.5 million in severance and other separation costs for certain executives and other employees who are no longer with the Company. Additionally, the Company recorded $1.6 million in charges for financing costs incurred during the fourth quarter of fiscal 2002 that did not result in a successful refinancing for the Company.

During fiscal 2003, Midas’ business transformation continued as the Company outsourced the weekly distribution of genuine Midas products and other replacement parts to AutoZone and Uni-Select. As part of the Company’s restructuring, all corporate positions were evaluated and many positions were eliminated or re-defined. As a result, the Company recorded charges of $10.0 million in fiscal 2003. These charges included $6.0

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

million to reflect the lower expected collection rate on accounts receivable, $0.9 million for costs associated with terminated re-financing efforts, $1.4 million in severance and other separation costs, $0.6 million in costs related to the closure of a remote office and $1.1 million of other administrative costs.

(3) Debt Agreements

Long-term debt consisted of the following (in millions):

Fiscal Year End	2004	2003
Revolving credit facility	$16.8	$—
Term loan	52.2	—
Term loan A	—	64.7
Term loan B	—	29.4
Un-amortized debt discount	—	(2.6)

Total debt	69.0	91.5
Less amounts due within one year	6.0	6.3

Long-term debt	$63.0	$85.2

At the beginning of fiscal 2004, the Company had credit facilities consisting of a $25 million revolving loan facility, a $64.7 million Term Loan A, and a $29.4 million Term Loan B. These facilities were secured by substantially all of the assets of the Company and were scheduled to expire on October 3, 2004. Interest on the revolving loan was payable monthly at the prime rate plus 2.75% or LIBOR plus 3.75%. Interest on a portion of the Term Loan A was fixed at 7.67%, while interest on the balance of the Term Loan A was payable monthly at the prime rate plus 5.0% or LIBOR plus 6.0%. The interest rate on the Term Loan B was fixed at 12% cash interest paid monthly plus 6% paid-in-kind (“PIK”), which was added to principal and due at maturity. Availability under the revolving credit facility was based on a borrowing base, which took into consideration the Company’s inventory and accounts receivable levels. The revolving credit facility was senior to both the Term Loan A and Term Loan B.

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

On November 5, 2004, the Company amended its new debt facility to reduce required principal amortization under the term loan, remove certain restrictive covenants, and reduce interest rates. As amended, the term loan now requires quarterly principal payments of $1.5 million, and must be prepaid by an amount equal to: (i) 100% of equity issued, or (ii) $2.5 million of the first $7.5 million of proceeds from the sale of the Company’s exhaust manufacturing business plus 50% of any proceeds between $7.5 million and $15.5 million, or (iii) 75% of any other material asset proceeds in excess of $1 million (other than the sale of inventory in the normal course of

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

business). A total of $6 million of the term loan is reported as current in the January 1, 2005 balance sheet as a result of this amendment.

The amendment also eliminated the Company’s restrictions on capital expenditures and treasury stock repurchases, and reduced the interest rate on both the term loan and revolving loan by 50 basis points. Based on the new rates and the Company’s year end debt levels, interest on the revolving loan is currently payable at LIBOR plus 2.25% and interest on the term loan is currently payable at LIBOR plus 2.5%.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. The swap amount is reduced quarterly based on scheduled term loan principal amortization payments. As of January 1, 2005, approximately $33.8 million of the $52.2 million term loan balance was subject to this interest rate swap arrangement. As of January 1, 2005, the fair value of this instrument was approximately $0.2 million, net of taxes. The swap transaction has been designated as a cash flow hedge and was evaluated to be highly effective. As such, the change in fair value is recorded in other comprehensive income as a gain on derivative financial instruments.

(4) Supplemental Balance Sheet, Cash Flow and Shareholders Equity Information

Receivables

Receivables are stated net of allowance for doubtful accounts.

Allowance for doubtful accounts consisted of (in millions):

Fiscal Year End	2004	2003
Allowance for doubtful accounts at beginning of year	$13.1	$10.8
Additions charged to bad debts	1.7	0.7
Additions charged to business transformation charges	0.4	6.1
Write-downs charged against allowance	(10.8)	(4.5)

Allowance for doubtful accounts at end of year	$4.4	$13.1

The current portion of notes receivable is included in net receivables and the long term portion is included in other assets. Notes receivable consisted of (in millions):

Fiscal Year End	2004	2003
Current portion	$1.9	$1.8
Long term portion	7.2	7.1

Notes receivable	$9.1	$8.9

Inventories

Inventories consisted of the following (in millions):

Fiscal Year End	2004	2003
Raw materials and work in process	$2.7	$2.9
Finished goods, net of reserves	9.5	12.2

	$12.2	$15.1

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment consisted of the following (in millions):

Fiscal Year End	2004	2003
Land	$43.0	$44.9
Buildings and improvements	108.2	112.1
Machinery and equipment	45.5	48.2
Computer hardware	25.7	25.0
Computer software	31.8	32.2

Total property and equipment	254.2	262.4
Accumulated depreciation and amortization	(134.6)	(128.7)
Impairment reserve	(2.2)	(2.0)

Property and equipment, net	$117.4	$131.7

During fiscal 2004 and 2003, the Company recorded charges of $0.2 million and $2.0 million, respectively, to reflect the impairment of certain long-lived assets related to company-operated shops.

Intangible Assets

Intangible assets are included in other long-term assets in the accompanying balance sheets and consisted of the following (in millions):

Fiscal Year End	2004	2003
Goodwill	$0.5	$0.8
Other	0.4	0.3

Total intangible assets	0.9	1.1
Accumulated amortization	(0.6)	(0.8)

Intangible assets, net	$0.3	$0.3

During fiscal 2003, the Company recorded a $9.4 million charge to reflect the impairment of goodwill related to company-operated shops.

Accrued Expenses

Accrued expenses consisted of the following (in millions):

Fiscal Year End	2004	2003
Advertising	$8.9	$4.8
Warranty (current portion)	4.9	5.2
Salaries and wages	3.3	2.3
Taxes other than income taxes	2.4	2.6
Business transformation charges (current portion)	2.4	11.6
Insurance reserves (current portion)	2.0	2.5
Property reserves (current portion)	1.6	1.4
Sales return allowance	1.5	0.5
Pension	1.0	3.7
Deferred revenue	0.1	8.8
Other	4.4	8.0

Accrued expenses	$32.5	$51.4

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information

Net cash flow from operating activities includes cash payments for interest and income taxes as follows (in millions):

Fiscal Year	2004	2003	2002
Interest paid	$9.7	$16.7	$12.0
Income taxes paid, net of tax refunds	(0.4)	(5.2)	0.9

Supplemental Shareholders’ Equity Information

Comprehensive loss consisted of the following (in millions):

Fiscal Year	2004	2003	2002
Foreign currency translation	$(2.5)	$(3.5)	$(6.9)
Minimum pension liability, net of tax	(5.7)	(8.1)	(6.7)
Gain on derivative financial instruments, net of tax	0.2	—	—

Comprehensive loss	(8.0)	(11.6)	(13.6)

(5) Advertising

Under the terms of its franchise agreements, Midas is obligated to spend an amount equal to one-half of the royalty payments received from franchisees for advertising expenditures. Amounts received from franchisees for advertising are recorded as liabilities until disbursed. Midas also administers cooperative advertising programs under which amounts received from franchisees are recorded as liabilities until they are disbursed. Aggregate expenditures under these programs by Midas’ North American operations amounted to $52.0 million, $56.5 million, and $63.7 million in fiscal 2004, 2003, and 2002, respectively.

Midas also incurs certain advertising costs that are included in selling, general and distribution expenses, which amounted to $3.3 million, $2.8 million, and $4.8 million in fiscal 2004, 2003, and 2002, respectively.

(6) Income Taxes

Income tax expense (benefit) consisted of the following (in millions):

Fiscal Year	2004	2003	2002
Current:
U.S. Federal	$0.1	$—	$(3.0)
Non-U.S.	(0.8)	1.0	0.1
U.S. state and local	(0.5)	0.4	—

Total current	(1.2)	1.4	(2.9)

Deferred:
U.S. Federal	(1.0)	(36.7)	(16.1)
Non-U.S.	0.8	(6.0)	0.5
U.S. state and local	0.9	(7.2)	(2.9)

Total deferred	0.7	(49.9)	(18.5)

Income tax benefit	$(0.5)	$(48.5)	$(21.4)

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The items which gave rise to differences between the income taxes in the statements of operations and the income taxes computed at the U.S. statutory rate are summarized as follows:

Fiscal Year	2004	2003	2002
Income tax expense (benefit) computed at U.S. statutory rate	35.0%	(35.0)%	(35.0)%
U.S. state and local taxes, net of U.S. Federal income tax effects	4.3	(3.6)	(3.8)
Non-U.S. effective tax rate differential	(0.3)	(1.1)	(0.1)
Foreign withholding taxes	15.7	(0.4)	—
State tax refunds	(8.3)	—	—
Settlement of taxes on European sale	(58.5)	—	—
Non-deductible expenses	3.1	(0.1)	(0.2)
Increase in valuation allowance	8.8	0.8	—
Other items	(13.3)	0.5	0.2

Effective income tax rate	(13.5)%	(38.9)%	(38.9)%

Pretax income from non-U.S. operations amounted to a $0.9 million loss in fiscal 2004, a $13.3 million loss in fiscal 2003, and a $0.9 million loss in fiscal 2002. Historically, Midas’ practice has been to reinvest its earnings in its non-U.S. subsidiaries. However, as of January 1, 2005, the non-U.S. operations had no current or accumulated earnings and profits. As such, the Company has not recognized U.S. taxes on the unremitted earnings of its non-U.S. operations.

Deferred income taxes are created by “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as reported under income tax regulations. Deferred tax assets and liabilities consisted of (in millions):

Fiscal Year End	2004	2003
Deferred tax assets attributable to:
Business transformation accruals	$3.3	$4.7
Employee benefits and vacation accruals	1.8	0.8
Long term property reserves	1.5	2.5
Goodwill	5.3	5.6
Net operating loss	47.2	39.8
Warranty reserve	14.1	15.5
Pension plan expense	0.3	1.4
Other items	5.1	10.9

Total deferred tax assets	78.6	81.2
Valuation allowance	(2.3)	(2.2)

Net deferred tax asset	76.3	79.0

Deferred tax liabilities attributable to:
Depreciation and amortization	(5.1)	(4.5)
Other items	(1.9)	(4.5)

Total deferred tax liabilities	(7.0)	(9.0)

Net deferred tax assets	$69.3	$70.0

Net deferred tax assets included in:
Current assets	$9.0	$13.9
Non-current assets	60.3	56.1

Net deferred tax assets	$69.3	$70.0

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of January 1, 2005, and January 3, 2004, the Company had recorded valuation allowances of $2.3 million and $2.2 million, respectively, against certain state income tax net operating loss carryovers because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized.

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

Worldwide shops in operation as of fiscal year end consisted of (unaudited):

Fiscal Year End	2004	2003	2002
Franchised and licensed	2,562	2,600	2,603
Company-operated	73	73	111

Total	2,635	2,673	2,714

(8) Leases

Control of the real estate used by Midas shops is a fundamental strength of the Midas program. Midas employs a number of methods to ensure continued dedication of the real estate to the Midas program. Midas leases real estate that is subleased to franchisees and owns real estate in the U.S. that is leased to franchisees. Midas has also entered into contingent operating lease agreements that are described below. At fiscal year end 2004, approximately 83% of real estate associated with North American shops was controlled by Midas, using one of these methods.

Leased Real Estate and Equipment

Gross rent expense applicable to operating leases relates to rentals of shops, distribution facilities, corporate administration facilities and other miscellaneous items. Gross rent expense, the sublease rental income from franchisees and other third parties that reduced gross rent expense, and the resulting net rent expense for fiscal 2004, 2003 and 2002 are presented below (in millions):

Fiscal Year	2004	2003	2002
Gross rent expense	$29.5	$35.0	$34.9
Sublease rental income	28.3	27.6	25.9

Net rent expense	$1.2	$7.4	$9.0

Substantially all of Midas’ operating leases provide that Midas pay taxes, maintenance, insurance, and certain other operating expenses. The subleases with franchisees contain provisions for Midas to recover such costs. Real estate rental expenses are recognized as incurred on a monthly basis in accordance with underlying property lease terms, which approximates the straight-line method.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Real Estate Sale and Leaseback Transaction

Midas owns retail properties throughout the United States that are leased to franchisees and operated as Midas shops. During fiscal 2002, the Company sold 77 of these properties to Realty Income Corporation, a publicly traded real estate investment trust (REIT), and realized approximately $39.6 million in net proceeds. Simultaneous to that sale, Midas leased these properties from Realty Income Corporation and the sites continue to be leased to Midas franchisees under existing leases. Because these properties will continue to generate rents to Midas, there was no effect on revenues.

In accordance with the provisions of Statement of Financial Accounting Standards No. 98, “Accounting for Leases,” the Company recorded a finance lease obligation on the balance sheet of $39.6 million, equal to the net sale price of the properties, and no gain on the sale was recognized. The properties remain on the balance sheet at their historic cost and continue to be depreciated over their remaining useful lives. Annual lease payments (shown below) will be made through the expiration of the lease in 2022.

Minimum Annual Rental Payments

At fiscal year end 2004, annual minimum rental payments due under capital, finance and operating leases that have initial or remaining non-cancelable terms in excess of one year, along with sublease rental income on real estate due under non-cancelable subleases were as follows (in millions):

	Capital Leases	Finance Leases	Operating Leases	Sublease Rentals	Total
2005	$1.5	$4.6	$31.6	$(26.6)	$11.1
2006	1.5	4.6	28.0	(24.6)	9.5
2007	1.4	4.6	23.4	(21.3)	8.1
2008	1.0	4.6	17.7	(15.8)	7.5
2009	0.6	4.6	10.7	(10.9)	5.0
Thereafter	2.5	56.2	47.3	(51.6)	54.4

Total minimum lease payments	8.5	79.2	$158.7	$(150.8)	$95.6

Less imputed interest	2.4	41.6

Present value of minimum lease payments	6.1	37.6
Less current portion	1.0	0.9

Obligations under capital and finance lease obligations—noncurrent	$5.1	$36.7

At fiscal year end 2004 and 2003, the net book value of property under capital leases included in the balance sheets amounted to $3.7 million and $4.5 million, respectively. At fiscal year end 2004 and 2003, the net book value of property under finance leases included in the balance sheets amounted to $28.0 million and $28.6 million, respectively.

Real Estate Owned by Midas and Leased to Franchisees

Midas owns real estate located in various communities throughout the U.S. that is leased to franchisees under operating lease agreements. Substantially all leases are for initial terms of 20 years and provide for minimum and contingent rentals.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Real estate leased to franchisees in the U.S. and included in the balance sheets consisted of (in millions):

Fiscal Year End	2004	2003
Land	$25.7	$26.8
Buildings and improvements	52.4	53.5

Total property and equipment	78.1	80.3
Accumulated depreciation	(30.5)	(28.2)

Property and equipment, net	$47.6	$52.1

Rental revenue on owned real estate for fiscal 2004 was $10.2 million, compared to $10.6 million in fiscal 2003 and $12.8 million in fiscal 2002. Minimum future lease payments to be received are as follows (in millions):

2005	$9.1
2006	9.0
2007	8.7
2008	8.6
2009	8.4
Thereafter	82.0

Total	$125.8

Contingent Operating Lease Agreements

Midas has entered into contingent operating lease agreements covering real estate that is leased by U.S. and Canadian franchisees from parties that are directly or indirectly related to the franchisees. At January 1, 2005, 85 shops were covered by these contingent operating lease agreements, under which Midas could be required, under certain limited circumstances, to begin making rental payments with respect to individual shop locations. The average annual shop rental is $54 thousand with an average remaining term of approximately 8 years.

In addition, as part of the disposition of leased PWI locations in fiscal 2003, Midas assigned 11 operating leases to third parties but remained contingently liable for the rent for those locations. The total remaining rent obligation on these PWI leases at January 1, 2005, was approximately $0.5 million with an average lease life of less than two years.

Management believes that, individually and in the aggregate, any potential difference that might arise under these contingent lease agreements between the rental expense and the rental income from future subleases would not materially affect the financial position or results of operations of Midas.

(9) Pension Plans

Defined Benefit Pension Plans and Other Postretirement Plans

Certain Midas employees in the U.S. and Canada are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees’ average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds, and government securities. The cost of these plans is being funded currently.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Net periodic pension cost for fiscal 2004, 2003 and 2002 are presented in the following table (in millions):

Fiscal Year	2004	2003	2002
Service cost-benefits	$1.2	$1.3	$1.2
Interest cost on projected benefit obligation	3.3	3.3	3.1
Expected return on assets	(4.8)	(4.8)	(5.6)
Net amortization and deferral	0.8	1.0	0.3

Total net periodic cost (credit)	$0.5	$0.8	$(1.0)

The principal economic assumptions used in the determination of net periodic pension cost included the following:

Fiscal Year	2004	2003	2002
Discount rate	6.00%	6.75%	7.5%
Expected long-term rate of return on plan assets	8.5%	8.5%	9.5%
Rate of increase in compensation levels	4.0%	4.0%	4.0%

The Company believes the assumed long-term rate of return on pension plan assets is appropriate given the Company’s target long-term asset allocation. The Company’s target asset allocation and actual asset allocation for fiscal 2004 and fiscal 2003 were as follows:

Fiscal Year	Target	2004	2003
Large cap domestic equity securities	35%	34%	34%
Small cap domestic equity securities	15	16	16
International equity securities	20	21	20
Domestic fixed income	30	29	30
Cash equivalents	—	—	—

Total	100%	100%	100%

The following table presents estimated future benefits payments over the next 10 years, including expected future service, as appropriate:

Fiscal Year
2005	$3.2
2006	6.0
2007	3.0
2008	5.3
2009	3.0
2010 – 2014	17.0

Estimated payments in fiscal 2006 and 2008 include special payouts associated with the 2001 and 2003 partial wind-ups of the Company’s Canadian pension plans.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The changes in the projected benefit obligations for fiscal 2004 and fiscal 2003 were as follows:

Fiscal Year	2004	2003
Benefit obligations as of the beginning of the year	$57.0	$48.7
Change in foreign currency exchange rates	0.4	0.8
Service cost	1.2	1.3
Interest cost	3.3	3.3
Actuarial (gain) loss	(1.2)	6.5
Early retirement window benefit	—	0.1
Benefits paid and plan expenses	(4.3)	(3.7)

Benefit obligations as of the end of the year	$56.4	$57.0

The changes in the fair market value of the plan assets for fiscal 2004 and fiscal 2003 were as follows:

Fiscal Year	2004	2003
Fair value of assets as of the beginning of the year	$52.7	$46.1
Change in foreign currency exchange rates	0.6	1.3
Actual return on plan assets	7.2	8.7
Employer contributions	0.2	0.3
Benefits paid and plan expenses	(4.3)	(3.7)

Fair value of assets as of the end of the year	$56.4	$52.7

Pension costs are funded in amounts not less than minimum levels required by regulation. The following table reconciles the pension plans’ funded status to the amounts recognized in Midas’ balance sheets as of fiscal year end 2004 and 2003 (in millions):

Fiscal Year	2004	2003
Actuarial present value of benefit obligation (measured as of September 30):
Projected benefit obligation	$(56.4)	$(57.0)
Plan assets at fair market value (measured as of September 30)	56.4	52.7

Projected benefit obligation in excess of plan assets	—	(4.3)
Unrecognized net asset at transition	(0.2)	(0.3)
Unrecognized prior service costs	0.3	0.3
Unrecognized net loss	11.0	15.5

Prepaid pension cost recognized on balance sheets	$11.1	$11.2

The principal economic assumptions used in determining the above benefit obligations were discount rates of 6.0% in fiscal 2004 and 2003, and rates of increase in future compensation levels of 4.0% in fiscal 2004 and 2003.

As of January 1, 2005, the accumulated benefit obligation for the U.S. plan continues to exceed the fair value of plan assets. In accordance with SFAS No. 87, the Company records an additional minimum pension liability by recording an intangible asset equal to unrecognized prior service cost. The balance, net of tax, is recorded as a reduction to shareholders’ equity through cumulative other comprehensive income. As of January 1, 2005, the $11.1 million prepaid pension cost, net of valuation reserves of approximately $3.9 million

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

pertaining to the partial wind-up of the Canadian Salaried Pension Plan and the full wind-up of the Canadian Hourly Pension Plan, was recorded in the Company’s balance sheet as a $2.6 million accrued pension liability, an intangible pension asset of $0.3 million and an accumulated reduction to shareholders’ equity of $9.5 million ($5.7 million, net of taxes).

Defined Contribution Plans

Substantially all U.S. salaried employees, certain U.S. hourly employees, and certain Canadian employees participate in voluntary, contributory defined contribution plans to which Midas makes full or partial matching contributions. Midas’ matching contributions to these plans amounted to $0.8 million, $1.0 million, and $0.7 million in fiscal 2004, 2003 and 2002, respectively. Midas incurred costs to maintain the non-qualified plan of approximately $30 thousand in fiscal 2004, $30 thousand fiscal 2003 and $0.1 million in fiscal 2002.

Multi-employer Pension Plan

Midas participates in a multi-employer pension plan, which provides benefits to certain unionized employees. Amounts contributed to this plan totaled $0.1 million in fiscal 2004, $0.1 million in fiscal 2003, and $0.2 million in fiscal 2002.

(10) Stock-Based Compensation and Other Equity Instruments

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 3,606,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. In addition, Midas reserved 10,000 shares for issuance upon the grant of stock awards. Options granted pursuant to the Plans generally vest over a period of three to five years commencing one year after the date of grant. The following table summarizes information regarding the outstanding stock options as of January 1, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Exercisable Shares	Weighted-Average Exercise Price
$ 6.77–$ 7.31	520,867	$6.79	8.02	103,200	$6.78
8.04– 13.30	491,943	9.69	7.75	111,363	10.34
13.40– 15.83	546,077	14.80	3.96	428,277	15.06
17.50– 34.66	487,150	19.94	7.56	159,000	22.57

	2,046,037			801,840

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The stock option activity for the prior three years is summarized as follows:

	Number of Shares	Option Price Ranges	Weighted-Average Exercise Price	Options Exercisable
Outstanding at fiscal year end 2001	2,016,220	$9.81– $34.66	$15.29	994,820
Granted	227,300	7.20– 13.40	11.94
Exercised	(12,049)	14.42– 14.42	14.42
Cancelled and forfeited	(737,500)	10.01– 25.95	16.13

Outstanding at fiscal year end 2002	1,493,971	7.20– 34.66	14.38	778,471
Granted	968,500	6.77– 14.96	8.15
Exercised	(12,000)	10.01– 13.22	11.08
Cancelled and forfeited	(392,300)	6.77– 21.88	12.78

Outstanding at fiscal year end 2003	2,058,171	6.77– 34.66	11.77	848,797
Granted	327,650	18.65– 19.01	18.66
Exercised	(298,884)	7.20– 17.50	12.04
Cancelled and forfeited	(40,900)	8.09– 21.88	15.82

Outstanding at fiscal year end 2004	2,046,037	6.77– 34.66	12.76	801,840

The weighted average estimated fair value of the options granted in fiscal 2004, 2003 and 2002 was $10.28,$4.35 and $6.14, respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2004	2003	2002
Risk-free interest rate	4.14%	3.59%	3.75%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	44.82%	42.32%	40.00%
Expected life in years	7.48	8.00	8.00

Restricted Stock

From time to time the Company grants shares of restricted stock to certain of its officers and directors. During fiscal 2004, 2003 and 2002, the Company granted 91,500, 190,000 and 55,000 shares, respectively. The fair value of these grants was equal to the stock price on the date of the grant. The weighted-average fair value of the restricted shares granted in fiscal 2004, 2003 and 2002, was $18.66, $7.20 and $7.31, respectively. As of January 1, 2005, a total of 110,000 shares had vested and 226,500 shares remained outstanding but unvested of the aforementioned restricted stock grants.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of January 1, 2005, a total of 131,838 warrants remained outstanding.

(11) Shareholder Rights Agreement and Series A Junior Participating Preferred Stock

In fiscal 1997, Midas adopted a Rights Agreement providing for the issuance of one Preferred Stock Purchase Right (a “Right”) with each share of Midas common stock. Each Right entitles the registered holder to purchase from Midas one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “Preferred

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Share”) at a price of $150 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will become exercisable on the Rights Distribution Date, which is the earlier of the tenth day following a public announcement that a person(s) has acquired beneficial ownership of 20% or more of the Midas common stock (an “Acquiring Person”), or ten business days after the commencement of a tender offer or exchange offer that would result in a person(s) acquiring beneficial ownership of 20% or more of the outstanding shares of Midas common stock.

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

Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $0.01 per share, but will be entitled to an aggregate dividend of 100 times the dividend declared per share of Midas common stock. Each Preferred Share will have 100 votes, voting together with the Midas common stock. In the event of a merger or other transaction in which shares of common stock of the Company are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per share of Midas common stock.

The Company has 20 million authorized shares of Series A Junior Participating Preferred Stock. There are no Series A Junior Participating Preferred Stock issued or outstanding.

(12) Contingencies

In connection with the 1998 disposition of certain U.S. company-operated shops, franchisees entered into a series of financing agreements with a third party lender. If the franchisees fail to make required payments, Midas is contingently liable for a portion of the losses that would be incurred by the lender. As of January 1, 2005, the total outstanding loans under this program were approximately $6.5 million. Midas’ total annual exposure under this program is limited to $2.0 million. In fiscal 2004 and 2003, the Company was required to pay $0.8 million and $0.1 million, respectively, to the lender under this program. No payments were made in fiscal 2002.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

franchised and licensed shops in international markets. Midas’ U.S. operations export products to and receive royalties from franchisees located in Central America. Such sales and revenues amounted to less than one percent of U.S. sales and revenues in each of the fiscal years presented.

Historically, the Midas business had not been dependent upon a single customer or small group of customers. However, as a result of the Company’s decision to outsource the distribution of genuine Midas products and other replacement parts, the majority of the Company’s wholesale part sales and product royalties are now derived from two customers: AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada. As exclusive distributors of genuine Midas exhaust products in the U.S. and Canada, they purchase exhaust products from Midas to then sell them to Midas dealers. In fiscal 2004, AutoZone accounted for approximately 11% of total Midas sales and revenues and Uni-Select accounted for approximately 4% of total sales and revenues.

The following tables present financial information for each of the principal geographic areas in which the Company operates. Sales and revenues are attributed to geographic areas based on the location of customers.

	Sales and Revenues
Fiscal Year	2004	2003	2002
	(in millions)
North American Operations:
U.S.	$167.8	$267.9	$295.6
Canada	20.7	34.7	28.1

Total North America	188.5	302.6	323.7
International Operations	9.0	8.4	9.3

Total	$197.5	$311.0	$333.0

	Identifiable Assets
Fiscal Year End	2004	2003	2002
	(in millions)
North American Operations:
U.S.	$239.4	$264.9	$350.1
Canada	10.5	17.0	19.1

Total North America	249.9	281.9	369.2
International Operations	0.2	1.5	1.5

Total	$250.1	$283.4	$370.7

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(14) Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions, except per share data)
Fiscal 2004
Sales and revenues	$46.9	$52.0	$51.3	$47.3	$197.5
Cost of sales and revenues	19.6	22.1	22.6	19.2	83.5
Business transformation charges (inventory write-down)	—	—	—	0.4	0.4

Gross profit	27.3	29.9	28.7	27.7	113.6
Selling, general and administrative expenses	22.0	23.4	22.8	24.6	92.8
Business transformation charges	—	—	—	0.8	0.8

Operating income	5.3	6.5	5.9	2.3	20.0
Interest expense	(5.1)	(2.5)	(2.6)	(2.5)	(12.7)
Loss on early extinguishment of debt	(4.7)	—	—	—	(4.7)
Other income, net	0.3	0.2	(0.1)	0.6	1.0

Income (loss) before taxes	(4.2)	4.2	3.2	0.4	3.6
Income tax expense (benefit)	(1.6)	1.6	1.1	(1.6)	(0.5)

Net income (loss)	$(2.6)	$2.6	$2.1	$2.0	$4.1

Earnings (loss) per share—diluted	$(0.16)	$0.16	$0.13	$0.12	$0.26

Fiscal 2003
Sales and revenues	$74.5	$77.9	$77.0	$81.6	$311.0
Cost of sales and revenues	38.7	37.3	42.6	54.2	172.8
Business transformation charges (warranty reserve)	—	33.3	5.2	—	38.5
Business transformation charges (inventory write-down)	—	8.6	3.9	6.2	18.7

Gross profit	35.8	(1.3)	25.3	21.2	81.0
Selling, general and administrative expenses	37.3	36.5	31.7	31.7	137.2
Business transformation charges	3.7	8.9	6.8	24.6	44.0

Operating loss	(5.2)	(46.7)	(13.2)	(35.1)	(100.2)
Interest expense	(4.3)	(7.3)	(6.8)	(7.1)	(25.5)
Loss on early extinguishment of debt	(1.4)	—	—	—	(1.4)
Other income, net	0.4	0.5	0.7	0.8	2.4

Loss before taxes	(10.5)	(53.5)	(19.3)	(41.4)	(124.7)
Income tax benefit	(4.1)	(20.8)	(7.5)	(16.1)	(48.5)

Net loss	$(6.4)	$(32.7)	$(11.8)	$(25.3)	$(76.2)

Loss per share—diluted	$(0.43)	$(2.10)	$(0.76)	$(1.62)	$(4.93)

The sum of earnings per share for the quarters may not equal the full year amount in each year due to the impact of changes in the average shares outstanding.