Form 10-Q
period 2005-04-02
MIDAS INC
filed 2005-05-12
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of May 1, 2005 was 16,000,266.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal March
	2005	2004
	(13 Weeks)	(13 Weeks)
Sales and revenues:
Franchise royalties and license fees	$15.5	$14.5
Real estate revenues	9.0	9.1
Company-operated shop retail sales	9.1	8.6
Replacement part sales and product royalties	15.2	14.1
Other	0.7	0.6

Total sales and revenues	49.5	46.9

Cost of sales and revenues:
Real estate cost of revenues	5.6	5.5
Company-operated shop cost of sales	2.1	1.5
Replacement part cost of sales	11.7	10.5
Warranty expense	1.8	2.1

Total cost of sales and revenues	21.2	19.6

Gross profit	28.3	27.3
Selling, general, and administrative expenses	22.5	22.0
Business transformation charges	0.1	—

Operating income	5.7	5.3
Interest expense	(2.5)	(5.1)
Loss on early extinguishment of debt	—	(4.7)
Gain on sale of assets	0.8	—
Other income, net	0.3	0.3

Income (loss) before income taxes	4.3	(4.2)
Income tax expense (benefit)	1.7	(1.6)

Net income (loss)	$2.6	$(2.6)

Earnings (loss) per share:
Basic	$0.16	$(0.16)

Diluted	$0.16	$(0.16)

Average number of shares:
Common shares outstanding	15.7	15.3
Common stock warrants	0.1	0.3

Shares applicable to basic earnings	15.8	15.6
Equivalent shares on outstanding stock awards	0.6	—

Shares applicable to diluted earnings	16.4	15.6

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions)

	Fiscal March 2005	Fiscal December 2004
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1.1	$0.9
Receivables, net	37.7	33.4
Inventories, net	12.1	12.2
Deferred income taxes	9.5	9.0
Other current assets	5.5	6.8

Total current assets	65.9	62.3
Property and equipment, net	114.0	117.4
Deferred income taxes	59.6	60.3
Other assets	12.8	10.1

Total assets	$252.3	$250.1

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$7.9	$7.9
Accounts payable	17.1	16.1
Accrued expenses	38.9	32.5

Total current liabilities	63.9	56.5
Long-term debt	53.5	63.0
Obligations under capital leases	4.8	5.1
Finance lease obligation	36.5	36.7
Accrued warranty	31.9	32.1
Other liabilities	8.3	7.8

Total liabilities	198.9	201.2

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares and 17.6 million shares issued) and paid-in capital	20.8	21.4
Treasury stock, at cost (1.7 million shares and 1.8 million shares)	(39.1)	(41.2)
Unamortized restricted stock awards	(1.8)	(2.2)
Retained income	81.5	78.9
Cumulative other comprehensive loss	(8.0)	(8.0)

Total shareholders’ equity	53.4	48.9

Total liabilities and shareholders’ equity	$252.3	$250.1

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the quarter ended fiscal March
	2005	2004
Cash flows from operating activities:
Net income (loss)	$2.6	$(2.6)
Adjustments reconciling net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3.0	3.3
Amortization of debt discount and financing fees	0.2	1.9
Business transformation charges	0.1	—
Gain on sale of assets	(0.8)	—
Loss on early extinguishment of debt	—	4.7
Cash outlays for business transformation costs	(0.7)	(4.0)
Deferred income taxes	0.2	(2.9)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	(2.5)	5.8

Net cash provided by operating activities	2.1	6.2

Cash flows from investing activities:
Capital investments	(0.6)	(0.3)
Cash paid for acquired businesses	(0.5)	(0.4)
Proceeds from sales of assets	8.3	—

Net cash provided by (used in) investing activities	7.2	(0.7)

Cash flows from financing activities:
Principal payments of long-term debt	(3.4)	—
Borrowing under new debt agreements	—	60.0
Retirement of long term debt	—	(94.1)
Net borrowings (repayments) under revolving lines of credit	(6.1)	23.2
Cash payments for debt financing fees	—	(2.1)
Payment of obligations under capital leases	(0.3)	(0.6)
Payment of obligations under finance lease	(0.2)	(0.1)
Cash received for common stock	2.1	1.7
Cash paid for treasury shares	(1.2)	(0.3)

Net cash used in financing activities	(9.1)	(12.3)

Net change in cash and cash equivalents	0.2	(6.8)
Cash and cash equivalents at beginning of period	0.9	7.4

Cash and cash equivalents at end of period	$1.1	$0.6

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Earnings	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Current	Cumulative
Fiscal year end 2004	17.6	$21.4	(1.8)	$(41.2)	$(2.2)	$78.9		$(8.0)
Purchase of treasury shares	—	—	(0.1)	(1.2)	—	—		—
Stock option transactions (a)	—	(0.9)	0.2	3.3	—	—		—
Tax benefit on restricted stock vesting	—	0.3	—	—	—	—		—
Exercise of stock warrants	0.1	—	—	—	—	—		—
Amortization of restricted stock awards	—	—	—	—	0.4	—		—
Net income	—	—	—	—	—	2.6	$2.6	—
Other comprehensive income (loss)
—foreign currency translation adjustments	—	—	—	—	—	—	(0.1)	(0.1)
—gain on derivative financial instruments, net of tax	—	—	—	—	—	—	0.1	0.1

Comprehensive income	—	—	—	—	—	—	$2.6	—

Fiscal first quarter end 2005	17.7	$20.8	(1.7)	$(39.1)	$(1.8)	$81.5		$(8.0)

(a)	Common stock includes $0.3 million tax benefit from stock option exercises.

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 1, 2005. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended April 2, 2005 (“first quarter fiscal 2005”) and April 3, 2004 (“first quarter fiscal 2004”) and of its financial position as of April 2, 2005. All such adjustments are of a normal recurring nature. The results of operations for the first quarter fiscal 2005 and 2004 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended April 2, 2005 and April 3, 2004 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2004 financial statements in order to provide consistency with the fiscal 2005 results. These reclassifications did not affect previously reported operating income, loss before income taxes, net loss or loss per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal March
	2005	2004
Weighted-average common shares outstanding	15.7	15.3
Common stock warrants	0.1	0.3

Shares applicable to basic earnings	15.8	15.6
Effect of dilutive stock awards	0.6	—

Shares applicable to diluted earnings	16.4	15.6

Potential common share equivalents:
Stock options	1.4	1.9

Common share equivalents were excluded from diluted earnings per share in fiscal 2004 as they would have had an anti-dilutive effect.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the quarter ended fiscal March
	2005	2004
Interest paid	$2.1	$5.9
Income tax refunds	(0.3)	(0.1)
Income taxes paid	0.4	—

3. Inventories

Inventories, summarized by major classification, were as follows (in millions):

	Fiscal March 2005	Fiscal December 2004
	(Unaudited)
Raw materials and work in process	$2.4	$2.7
Finished goods, net of reserves	9.7	9.5

	$12.1	$12.2

4. Business Transformation Charges

The Company is in the process of transforming its business. As part of the Company’s business transformation, management has developed and implemented strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives included the disposition of the assets of Parts Warehouse, Inc. (“PWI”), the closure and re-franchising of certain company-operated shops, the redesign of the Company’s wholesale parts distribution network, and the reduction of administrative expenses related to former operating activities. The implementation of these initiatives has had the effect of substantially lowering overall Company revenues and expenses. Furthermore, the implementation of the Company’s strategic initiatives resulted in the Company recording substantial business transformation charges in prior fiscal years to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses.

During the first quarter of fiscal 2005, the Company recorded $0.1 million in business transformation charges related to the wind-up of an hourly pension plan in Canada as a result of the Company’s decision to exit the traditional wholesale distribution business.

The fiscal 2005 activity affecting the accrual for business transformation charges was as follows (shown in millions):

	Disposition of PWI	Rationalization of Company- Operated Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Balance at January 1, 2005	$0.1	$1.9	$0.9	$2.1	$5.0
Business transformation charges	—	—	0.1	—	0.1
Cash payments	—	(0.1)	(0.6)	—	(0.7)
Non-cash utilization	—	—	0.6	(0.6)	—
Non-cash real estate lease reclassification	—	(1.2)	—	—	(1.2)
Non-cash business transformation charges	—	—	(0.1)	—	(0.1)

Balance at April 2, 2005	$0.1	$0.6	$0.9	$1.5	$3.1

5. Debt Agreements

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

On March 16, 2004, the Company entered into a new three-year, $115 million credit facility to refinance its existing debt facility. The new debt facility was initially comprised of a $55 million revolving credit facility and a $60 million term loan. The new facility is secured by substantially all of the assets of the Company and expires on March 16, 2007. Under the terms of the debt refinancing, the Company retired its former $25 million revolving credit facility as well as its Term A and Term B loans. The refinancing resulted in a loss on early extinguishment of debt of $4.7 million in the first quarter of fiscal 2004 due to the write-off of unamortized debt discount and financing fees.

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

The amendment also eliminated the Company’s restrictions on capital expenditures and treasury stock repurchases, and reduced the interest rate on both the term loan and revolving loan by 50 basis points. Based on the new rates and the Company’s first quarter debt level, interest on the revolving loan is currently payable at LIBOR plus 2.25% and interest on the term loan is currently payable at LIBOR plus 2.5%.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. The swap amount is reduced quarterly based on scheduled term loan principal amortization payments. As of April 2, 2005, approximately $31.3 million of the $48.8 million term loan balance was subject to this interest rate swap arrangement. As of April 2, 2005, the fair value of this instrument was approximately $0.3 million, net of taxes. The swap transaction has been designated as a cash flow hedge and was evaluated to be highly effective. As such, the change in fair value is recorded in other comprehensive income as a gain on derivative financial instruments.

The components of debt as of April 2, 2005 and January 1, 2005 were as follows (in millions):

	Fiscal March 2005	Fiscal December 2004
Revolving credit facility	$10.7	$16.8
Term loan	48.8	52.2

Total debt	59.5	69.0
Less amounts due within one year	6.0	6.0

Long-term debt	$53.5	$63.0

6. Pension Plans

Certain Midas employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees’ average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds, and government securities. The Company does not expect to make material contributions to the various plans in fiscal 2005.

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal March
	2005	2004
Service cost – benefits	$0.3	$0.4
Interest cost on projected benefit obligation	0.7	0.8
Expected return on assets	(1.0)	(1.2)
Net amortization and deferral	0.2	0.3

Total net periodic pension cost	$0.2	$0.3

Midas also participates in a multi-employer pension plan, which provides benefits to certain unionized employees. Contributions of approximately $25,000 were made to this plan for the three months ended April 2, 2005.

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

Midas’ net income (loss) and earnings (loss) per share would equal the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

	For the quarter ended fiscal March
	2005	2004
Net income (loss) (shown in millions)
As reported	$2.6	$(2.6)
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	0.2	0.2
Less: fair value impact of employee stock compensation, net of taxes	(0.5)	(0.4)

Pro forma	$2.3	$(2.8)

Basic earnings (loss) per share
As reported	$0.16	$(0.16)
Pro forma	0.14	(0.18)
Diluted earnings (loss) per share
As reported	$0.16	$(0.16)
Pro forma	0.14	(0.18)

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

Year-to-date warranty activity through the fiscal first quarter is summarized as follows (in millions):

Accrued warranty at beginning of period	$37.0
Warranty expense	1.8
Changes in foreign currency exchange rate	(0.1)
Warranty credit issued to franchisees (warranty claims paid)	(1.9)

Accrued warranty at end of period	36.8
Less current portion (included in accrued expenses)	(4.9)

Accrued warranty – non-current	$31.9

9. Sale of Assets

In March 2005, in connection with the Company’s planned exit from exhaust manufacturing, the Company sold its Huth equipment manufacturing operations and sold its Chicago distribution center and leased it back on a short-term basis. In addition, during the first quarter of 2005 the Company sold and re-franchised six company-operated shops. The sale of these assets generated total proceeds of approximately $8.3 million. The gain on the sale of Huth of approximately $0.8 million is reflected in the first quarter of 2005. The gain on sale of the Chicago distribution center of approximately $4.5 million will be recognized over the term of the lease-back period. No gain or loss was realized on the six company-operated shops.

10. Subsequent Event

On May 4, 2005, the Company entered into an agreement appointing AutoZone, Inc. (“AutoZone”) as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. In the future, exhaust products in the U.S. will be supplied to AutoZone by the Light Vehicle Aftermarket division of ArvinMeritor and will replace Midas brand products currently manufactured by Midas and sold to Midas shops by AutoZone. In addition, under a separate agreement, ArvinMeritor agreed to purchase certain IPC brand exhaust assets from Midas.

Midas currently manufactures and distributes exhaust products for resale to Midas dealers through AutoZone in the U.S. and Uni-Select in Canada. Over the remainder of fiscal 2005, AutoZone and Arvin will convert all Midas dealers in the U.S. from Midas brand exhaust products to Arvin brand exhaust products. During this transition period, Midas will continue to operate its Hartford, Wisconsin exhaust manufacturing facility and its exhaust distribution warehouse in Chicago, Illinois in order to provide Midas brand exhaust products to Midas dealers prior to their ultimate conversion to Arvin exhaust. However, as a result of these agreements, Midas expects to close its Hartford manufacturing facility and its Chicago warehouse before the end of fiscal 2005 and liquidate all exhaust-related assets. When completed, the Company expects that its exit from the manufacturing and distribution of exhaust products will result in a reduction in total company revenues and an increase in the Company’s operating margin. However, during the remainder of fiscal 2005, the Company expects to generate operating losses in its manufacturing and distribution operations prior to closure.

The closure of facilities associated with the exhaust operation will lead to business transformation charges for the write-down of assets, employee severance and other restructuring costs. The amount and timing of these charges has not yet been determined but is expected to be in the range of $6 million to $9 million (excluding gains related to the sale of Huth and real estate). However, the Company expects that cash proceeds from the sale of exhaust-related assets, including the Hartford factory real estate and equipment, IPC assets, and inventory will substantially offset cash restructuring costs, principally employee severance.

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

Certain aspects of the transformation were completed in fiscal 2003 while others continued into fiscal 2004 and beyond. During 2003, the Company outsourced the wholesale distribution of genuine Midas products and other replacement parts, closed all but one of the Company’s regional distribution centers, disposed of its PWI quick-delivery distribution locations through sale or closure, closed or re-franchised 34 company-operated shops, and significantly reduced corporate administrative overhead. In October 2004, the Company announced its intention to sell its IPC exhaust distribution business and exit exhaust manufacturing. On May 4, 2005, the Company entered into an agreement appointing AutoZone, Inc. as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. Midas also entered into an agreement with ArvinMeritor to sell certain IPC-branded exhaust assets. As a result of these agreements, Midas will exit exhaust manufacturing during fiscal 2005 (See Note 10, Subsequent Event, of the Notes to Midas’ Unaudited Financial Statements). The Company believes that exhaust manufacturing no longer represents a strategic fit for the Company’s evolving retail-focused business model. When completed, the Company expects that Midas’ exit from exhaust manufacturing will have the effect of further reducing overall Company revenues and expenses compared to current and historical levels, and will increase the Company’s operating margin.

As a result of its decision to exit the exhaust manufacturing and distribution business, the Company will eventually close its factory in Hartford, Wisconsin and its distribution center in Chicago, Illinois. The closure of these facilities will result in an estimated $6 million to $9 million of business transformation charges for employee severance, facility shut down costs, and the write-down of the carrying value of certain fixed assets, inventory and certain other assets to their net realizable value. In March 2005, in connection with the Company’s planned exit from exhaust manufacturing, the Company sold its Huth equipment manufacturing operations. The Company also sold its Chicago distribution center and leased it back on a short-term basis. The Company expects to continue to liquidate assets as part of the process of exiting manufacturing. The total proceeds from the sale of facilities, equipment and other asset liquidation activity are expected to more than offset the cash costs associated with employee severance and facility shut down.

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

First Quarter Fiscal 2005 Compared with First Quarter Fiscal 2004

The following is a summary of the Company’s sales and revenues for the first quarter of fiscal 2005 and 2004: ($ in millions)

	2005	Percent to Total	2004	Percent to Total
Franchise royalties and license fees	$15.5	31.3%	$14.5	30.9%
Real estate revenues	9.0	18.2	9.1	19.4
Company-operated shop retail sales	9.1	18.4	8.6	18.3
Replacement part sales and product royalties	15.2	30.7	14.1	30.1
Other	0.7	1.4	0.6	1.3

Total sales and revenues	$49.5	100.0%	$46.9	100.0%

Total company sales and revenues for the first quarter of fiscal 2005 increased $2.6 million or 5.5% from the first quarter of fiscal 2004 to $49.5 million. Within the retail auto service business, royalty revenues and license fees increased $1.0 million or 6.9% from the first quarter of 2004. This year-over-year increase was driven by a $0.6 million increase in Canadian royalties and license fees primarily due to revenue recognized from delinquent franchisees and a more favorable exchange rate, a 3.6% comparable shop increase in system-wide Midas retail sales, higher license fee income as a result of the re-franchising of six company-operated shops and higher international royalties. Sales from company-operated shops increased $0.5 million, or 5.8% above the first quarter in fiscal 2004. The sales increase primarily reflected an increase in comparable shop sales of 7%, which was partially offset by a net reduction of the number of shops in operation during the quarter compared to the same period in fiscal 2004. During the first quarter, the Company re-franchised six company-operated shops and acquired three shops for a net reduction of three company-operated shops. As of April 2, 2005, Midas had 70 company-operated shops compared to 73 shops at the end of the first quarter of fiscal 2004. Revenues from real estate rentals decreased slightly to $9.0 million. The decrease reflects a net reduction in shops subject to real estate rental agreements relative to the same period in fiscal 2004.

Replacement part sales and product royalties increased $1.1 million to $15.2 million from $14.1 million in the first quarter of fiscal 2004. The increase primarily reflects higher sales of tires to Midas dealers through the Company’s alliance with Bridgestone-Firestone, partially offset by a 4.4% reduction in the sales of exhaust products. During the first quarter of both fiscal 2005 and 2004, replacement part revenues were comprised of the distribution of exhaust products to AutoZone, Inc. in the U.S., Uni-Select Inc. in Canada and to certain independent exhaust distributors, as well as sales derived from the Company’s coordination and administration of certain merchandise programs on behalf of Midas dealers, including tires, batteries, shop equipment and oil. Product royalties reflect royalties earned on the sale of parts to Midas dealers by AutoZone, CarQuest and NAPA in the U.S. and Uni-Select in Canada.

Gross profit margin declined to 57.2% in the first quarter of fiscal 2005 from 58.2% in the first quarter of fiscal 2004. This decrease was primarily due to lower margins in company-operated shops and a decrease in replacement part margins as a result of the higher proportion of revenues derived from tire sales to Midas dealers, partially offset by better exhaust manufacturing fixed cost absorption as the Company increased production and built exhaust inventory in advance of its planned exit from exhaust manufacturing. The Company resells Bridgestone-Firestone tires to Midas dealers based on a small mark-up that is primarily intended to cover the cost of administering the merchandise program.

Selling, general and administrative expenses for the first quarter of 2005 increased $0.5 million, or 2.3% from 2004 to $22.5 million. The modest increase in expenses primarily reflects the loss of sublease revenue on excess space at the Company’s corporate headquarters as well as higher administration costs incurred in support of the rollout of the 4-3-2-1 business model to Midas dealers. Operating expenses in the company-operated shop business declined slightly even as sales increased as a result of management efforts to better control shop payroll expenses.

During the first quarter of 2005, the Company recorded a business transformation charge of $0.1 million. The charge reflects costs related to the wind-up of an hourly pension plan in Canada as a result of the Company’s decision to exit the traditional wholesale business. No business transformation charges were recorded during the first quarter of 2004.

As a result of the above changes, operating income increased $0.4 million to $5.7 million in the first quarter of 2005 from $5.3 million in the first quarter of 2004. These changes caused an increase in operating income margin to 11.5% in the first quarter of 2005 from 11.3% in the first quarter of 2004.

Interest expense decreased from $5.1 million in the first quarter of 2004 to $2.5 million in the first quarter of 2005 as result of much lower interest rates and a $25.4 million reduction in total debt compared to the prior year first quarter. During the first quarter of fiscal 2004, the Company recorded a loss on early extinguishment of debt of $4.7 million to reflect a write-off of the unamortized debt discount and financing fees related to a prior debt agreement.

During the first quarter of 2005, the Company recorded a gain of $0.8 million on the sale of the Company’s Huth equipment manufacturing operation.

The Company’s effective tax rate was 39.2% in the first quarter of fiscal 2005 compared to 38.9% in the first quarter of fiscal 2004.

As a result of the above items, net income improved $5.2 million from a loss of $2.6 million in the first quarter of 2004 to income of $2.6 million in the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Midas’ cash and cash equivalents increased $0.2 million in the first quarter of fiscal 2005.

The Company’s operating activities generated net cash of $2.1 million during the first quarter of fiscal 2005 compared to $6.2 million of cash generated in the first quarter of fiscal 2004. The year-over-year decrease of $4.1 million was primarily due to an $8.3 million increase in cash required by changes in assets and liabilities, a decrease of $1.7 million in amortization of debt discount and financing fees, an $0.8 million increase in gain on sale of fixed assets and a $0.3 million reduction in depreciation and amortization, which were partially offset by an increase in net income of $5.2 million and a $3.1 million increase in deferred income taxes. In addition, business transformation costs, net of cash payments, and losses on early extinguishment of debt were $1.3 million lower than the prior year. The $8.3 million increase in cash required by changes in assets and liabilities was due to higher growth in accounts receivable in 2005 due to increased revenues and normal seasonal growth, lower growth in accounts payable and an increase in long term notes receivable in connection with the securitization of certain overdue dealer receivables. The change in accounts receivable in the first quarter of 2004 did not reflect normal seasonal growth due to the liquidation of receivables in connection with the Company’s exit from the traditional wholesale parts distribution business.

Investing activities provided $7.2 million of cash in during the first quarter of fiscal 2005 compared to using $0.7 million of cash during the first quarter of fiscal 2004. Fiscal 2005 investing activities primarily consisted of $0.6 million in systems development projects and other capital expenditures, $0.5 million paid to acquire three Midas shops and other shop assets from a Midas dealer and $8.3 million in cash generated as the result of asset sales. The asset sales included the sale and leaseback of the Company’s remaining distribution facility in Chicago, the sale of the Company’s Huth exhaust equipment manufacturing operation and the re-franchising of six company-operated shops. Fiscal 2004 investing activities primarily consisted of systems development projects and other capital expenditures.

Net cash used in financing activities was $9.1 million in the first quarter of fiscal 2005, compared to net cash used of $12.3 million in the first quarter of fiscal 2004. In fiscal 2005, the Company reduced total debt by $10.0 million, paid $1.2 million to repurchase shares of the Company’s common stock, and received $2.1 million in cash from the exercise of outstanding stock options. In fiscal 2004, the Company paid $2.1 million in financing fees, reduced total debt by $11.6 million, paid $0.3 million to repurchase shares of the Company’s common stock, and received $1.7 million in cash from the exercise of outstanding stock options.

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

On March 16, 2004, the Company entered into a new three-year, $115 million credit facility to refinance its existing debt facility. The new debt facility was initially comprised of a $55 million revolving credit facility and a $60 million term loan. The new facility is secured by substantially all of the assets of the Company and expires on March 16, 2007. Under the terms of the debt refinancing, the Company retired its former $25 million revolving credit facility as well as its Term A and Term B loans. The refinancing resulted in a loss on early extinguishment of debt of $4.7 million in the first quarter of fiscal 2004 due to the write-off of unamortized debt discount and financing fees.

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

The amendment also eliminated the Company’s restrictions on capital expenditures and treasury stock repurchases, and reduced the interest rate on both the term loan and revolving loan by 50 basis points. Based on the new rates and the Company’s first quarter debt level, interest on the revolving loan is currently payable at LIBOR plus 2.25% and interest on the term loan is currently payable at LIBOR plus 2.5%.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. The swap amount is reduced quarterly based on scheduled term loan principal amortization payments. As of April 2, 2005, approximately $31.3 million of the $48.8 million term loan balance was subject to this interest rate swap arrangement.

On November 9, 2004, the Midas Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million. The Company intends to use internally generated funds over the next several years to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company purchased 43,600 shares under this program in the three months ended April 2, 2005. In addition, 14,767 shares were surrendered in lieu of taxes upon the vesting of restricted stock. The Company paid approximately $1.2 million for the 58,367 shares acquired in the three months ended April 2, 2005.

The Company believes that cash generated from operations and availability under the current debt agreement provides sufficient liquidity to finance operations and execute strategic initiatives for at least the next 12 months.

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

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at April 2, 2005. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Self-Insurance Reserves

The Company is self-insured with respect to workers compensation and general liability claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average monthly claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review.

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

In December 2004, the FASB issued Statement No. 123 (revised), “Share-Based Payment,” (“FAS 123R”). This statement is a revision to Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. Originally, FAS 123R required that companies adopt the provisions of FAS 123R on July 1, 2005. However, in April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which defers the compliance date of FAS 123R until 2006 for calendar year companies such as Midas, Inc. Consistent with the new rule, the Company will adopt FAS 123R on January 1, 2006, with compensation cost to be recorded as an expense for outstanding unvested awards, based on the grant-date fair value of those awards. The Company expects to use the Black-Scholes option pricing model and the Modified Prospective Application method of adoption as allowed under FAS 123R. The Company is in the process of evaluating the impact of this standard on its financial statements.

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

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the Company’s $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. As of April 2, 2005, approximately $31.3 million of the $48.8 million term loan balance was subject to this interest rate swap arrangement. As of April 2, 2005, the fair value of the swap instrument was approximately $0.3 million net of taxes.

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

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In addition, the Company is in the process of implementing a new retail sales and royalty reporting system for North America. The Company expects to launch the system during the second fiscal quarter of 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2005: (January 2, 2005 through January 29, 2005)	—	—	N/A	$25,000,000

February 2005: (January 30, 2005 through February 26, 2005)	5,000	$21.36	5,000	$24,893,180

March 2005: (February 27, 2005 through April 2, 2005)	53,367	$21.83	38,600	$24,045,454

Total	58,367	$21.79	43,600	$24,045,454

(1)	On November 9, 2004, the Company publicly announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. As of April 2, 2005, 43,600 shares had been repurchased under this plan.
(2)	Includes 14,767 shares purchased that represent restricted shares withheld to cover the withholding taxes upon the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

4.29	Second Amendment to Amended and Restated Credit Agreement, dated as of March 18, 2005, among Midas International and the other Borrowers named therein, the Lenders named therein and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, N.A.).

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2005	/s/ Alan D. Feldman
Alan D. Feldman
President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Senior Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller