Form 10-Q
period 2005-07-02
MIDAS INC
filed 2005-08-11
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of August 1, 2005 was 16,195,026.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal June		For the six months ended fiscal June
	2005	2004	2005	2004
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Sales and revenues:
Franchise royalties and license fees	$17.3	$16.8	$32.8	$31.3
Real estate revenues	8.9	9.0	17.9	18.1
Company-operated shop retail sales	9.6	9.3	18.7	17.9
Replacement part sales and product royalties	13.6	16.2	28.8	30.3
Other	0.9	0.7	1.6	1.3

Total sales and revenues	50.3	52.0	99.8	98.9

Cost of sales and revenues:
Real estate cost of revenues	5.6	5.5	11.2	11.0
Company-operated shop cost of sales	2.3	1.8	4.4	3.3
Replacement part cost of sales	11.1	12.4	22.8	22.9
Warranty expense	1.9	2.4	3.7	4.5
Business transformation charges (inventory write-down)	4.1	—	4.1	—

Total cost of sales and revenues	25.0	22.1	46.2	41.7

Gross profit	25.3	29.9	53.6	57.2
Selling, general, and administrative expenses	23.0	23.4	45.5	45.4
Business transformation charges	5.4	—	5.5	—

Operating income (loss)	(3.1)	6.5	2.6	11.8
Interest expense	(2.5)	(2.5)	(5.0)	(7.6)
Loss on early extinguishment of debt	—	—	—	(4.7)
Gain on sale of assets	1.1	—	1.9	—
Other income, net	0.3	0.2	0.6	0.5

Income (loss) before income taxes	(4.2)	4.2	0.1	—
Income tax expense (benefit)	(1.7)	1.6	—	—

Net income (loss)	$(2.5)	$2.6	$0.1	$—

Earnings (loss) per share:
Basic	$(0.16)	$0.16	$0.00	$0.00

Diluted	$(0.16)	$0.16	$0.00	$0.00

Average number of shares:
Common shares outstanding	15.8	15.3	15.8	15.2
Common stock warrants	0.1	0.3	0.1	0.3

Shares applicable to basic earnings	15.9	15.6	15.9	15.5
Equivalent shares on outstanding stock awards	—	0.6	0.7	0.6

Shares applicable to diluted earnings	15.9	16.2	16.6	16.1

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions)

	Fiscal June 2005	Fiscal December 2004
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1.1	$0.9
Receivables, net	35.5	33.4
Inventories, net	9.6	12.2
Deferred income taxes	11.4	9.0
Other current assets	5.7	6.8

Total current assets	63.3	62.3
Property and equipment, net	112.1	117.4
Deferred income taxes	61.6	62.2
Other assets	12.5	10.1

Total assets	$249.5	$252.0

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$7.9	$7.9
Accounts payable	14.6	16.1
Accrued expenses	37.2	32.5

Total current liabilities	59.7	56.5
Long-term debt	59.5	63.0
Obligations under capital leases	4.6	5.1
Finance lease obligation	36.3	36.7
Accrued warranty	31.6	32.1
Other liabilities	7.7	9.7

Total liabilities	199.4	203.1

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares and 17.6 million shares issued) and paid-in capital	20.2	21.4
Treasury stock, at cost (1.6 million shares and 1.8 million shares)	(36.0)	(41.2)
Unamortized restricted stock awards	(4.8)	(2.2)
Retained income	79.0	78.9
Cumulative other comprehensive loss	(8.3)	(8.0)

Total shareholders’ equity	50.1	48.9

Total liabilities and shareholders’ equity	$249.5	$252.0

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the six months ended fiscal June
	2005	2004
Cash flows from operating activities:
Net income	$0.1	$—
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6.2	6.8
Amortization of debt discount and financing fees	0.4	2.1
Business transformation charges (inventory write-down)	4.1	—
Business transformation charges	5.5	—
Gain on sale of assets	(1.9)	—
Loss on early extinguishment of debt	—	4.7
Cash outlays for business transformation costs	(1.3)	(6.0)
Deferred income taxes	(1.8)	0.7
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	(12.6)	(2.5)

Net cash provided by (used in) operating activities	(1.3)	5.8

Cash flows from investing activities:
Capital investments	(1.0)	(0.4)
Cash paid for acquired businesses	(0.5)	(0.4)
Proceeds from sales of assets	8.3	—

Net cash provided by (used in) investing activities	6.8	(0.8)

Cash flows from financing activities:
Principal payments of long-term debt	(5.2)	(1.3)
Borrowing under new debt agreements	—	60.0
Retirement of long term debt	—	(94.1)
Net borrowings under revolving lines of credit	1.7	24.1
Cash payments for debt financing fees	—	(2.1)
Payment of obligations under capital leases	(0.5)	(0.7)
Payment of obligations under finance lease	(0.4)	(0.3)
Cash received for common stock	3.7	3.0
Cash paid for treasury shares	(4.6)	(0.4)

Net cash used in financing activities	(5.3)	(11.8)

Net change in cash and cash equivalents	0.2	(6.8)
Cash and cash equivalents at beginning of period	0.9	7.4

Cash and cash equivalents at end of period	$1.1	$0.6

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Earnings	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Current	Cumulative
Fiscal year end 2004	17.6	$21.4	(1.8)	$(41.2)	$(2.2)	$78.9		$(8.0)
Purchase of treasury shares	—	—	(0.2)	(4.6)	—	—		—
Stock option transactions (a)	—	(1.5)	0.3	6.1	—	—		—
Tax benefit on restricted stock vesting	—	0.4	—	—	—	—		—
Restricted stock awards	—	(0.1)	0.1	3.7	(3.6)	—		—
Exercise of stock warrants	0.1	—	—	—	—	—		—
Amortization of restricted stock awards	—	—	—	—	1.0	—		—
Net income	—	—	—	—	—	0.1	$0.1	—
Other comprehensive loss
—foreign currency translation adjustments	—	—	—	—	—	—	(0.3)	(0.3)

Comprehensive loss	—	—	—	—	—	—	$(0.2)	—

Fiscal second quarter end 2005	17.7	$20.2	(1.6)	$(36.0)	$(4.8)	$79.0		$(8.3)

(a)	Common stock includes $0.9 million tax benefit from stock option exercises.

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 1, 2005. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended July 2, 2005 (“second quarter fiscal 2005”) and July 3, 2004 (“second quarter fiscal 2004”) and of its financial position as of July 2, 2005. All such adjustments are of a normal recurring nature. The results of operations for the second quarter fiscal 2005 and 2004 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended July 2, 2005 and July 3, 2004 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2004 financial statements in order to provide consistency with the fiscal 2005 results. These reclassifications did not affect previously reported operating income, income before income taxes, net income or earnings per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2005	2004	2005	2004
Weighted-average common shares outstanding	15.8	15.3	15.8	15.2
Common stock warrants	0.1	0.3	0.1	0.3

Shares applicable to basic earnings	15.9	15.6	15.9	15.5
Effect of dilutive stock awards	—	0.6	0.7	0.6

Shares applicable to diluted earnings	15.9	16.2	16.6	16.1

Potential common share equivalents:
Stock options	1.8	1.6	1.3	1.6

Common share equivalents were excluded from diluted earnings per share in the quarter ended June 2005 as they would have had an anti-dilutive effect.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the six months ended fiscal June
	2005	2004
Interest paid	$4.4	$4.8
Income tax refunds	(0.3)	(0.4)
Income taxes paid	0.8	0.1

3. Inventories

Inventories, summarized by major classification, were as follows (in millions):

	Fiscal June 2005	Fiscal December 2004
	(Unaudited)
Raw materials and work in process, net of reserves	$1.7	$2.7
Finished goods, net of reserves	7.9	9.5

	$9.6	$12.2

4. Business Transformation Charges

The Company is in the process of transforming its business. As part of the Company’s business transformation, management has developed and implemented strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives included the disposition of the assets of Parts Warehouse, Inc. (“PWI”), the closure and re-franchising of certain company-operated shops, the redesign of the Company’s wholesale parts distribution network, the exit from exhaust manufacturing and distribution, and the reduction of administrative expenses related to former operating activities. The implementation of these initiatives has had and will continue to have the effect of substantially lowering overall Company revenues and expenses. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges in the current and prior fiscal years to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses.

During the second quarter of 2005, the Company finalized its plans to exit exhaust manufacturing and distribution. On May 4, 2005, the Company entered into an agreement appointing AutoZone, Inc. (“AutoZone”) as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. In the future, exhaust products in the U.S. will be supplied to AutoZone by the Light Vehicle Aftermarket division of ArvinMeritor and will replace Midas brand products currently manufactured by Midas and sold to Midas shops by AutoZone. In addition, under a separate agreement, ArvinMeritor agreed to purchase certain IPC brand exhaust assets from Midas.

Over the remainder of fiscal 2005, AutoZone and Arvin will convert all Midas dealers in the U.S. from Midas brand exhaust products to Arvin brand exhaust products. During this transition period, Midas will operate its Hartford, Wisconsin exhaust manufacturing facility and its exhaust distribution warehouse in Chicago, Illinois, in order to provide Midas brand exhaust products to Midas dealers prior to their ultimate conversion to Arvin exhaust. Midas expects to close its Hartford manufacturing facility during the third quarter and expects to liquidate all exhaust-related manufacturing equipment prior to the end of fiscal 2005. In addition, the Company expects to cease operations in its Chicago distribution facility by the end of fiscal 2005. When completed, Midas expects that its exit from the manufacturing and distribution of exhaust products will result in a reduction in total company revenues and an increase in the Company’s operating margin. However, during the remainder of fiscal 2005, the Company expects to generate operating losses in its manufacturing and distribution operations prior to their final shut-down.

As a result of the Company’s agreements with AutoZone and ArvinMeritor, the Company recorded business transformation charges totaling $9.5 million during the second quarter. The charges include $4.1 million (included in cost of sales and revenues) to write-down exhaust inventory, including raw materials, to its expected net realizable value and $5.4 million (included in expense) to reflect the cost of severance for 195 exhaust manufacturing and distribution employees and to reserve a portion of exhaust-related receivables due to a lower expected collection rate. The Company expects that cash proceeds from the sale of exhaust-related assets, including the Hartford real estate and equipment, IPC assets and exhaust inventory will substantially offset cash restructuring costs, principally employee severance.

In addition, during the first six months of fiscal 2005, the Company recorded a business transformation charge of $0.1 million related to the wind-up of an hourly pension plan in Canada as a result of the Company’s decision to exit the traditional wholesale distribution business.

The fiscal 2005 activity affecting the accrual for business transformation charges was as follows (shown in millions):

	Exit from Exhaust Manufacturing	Rationalization of Company- Operated Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Balance at January 1, 2005	$—	$1.9	$1.0	$2.1	$5.0
Business transformation charges	9.5	—	0.1	—	9.6
Cash payments	—	(0.2)	(0.7)	(0.4)	(1.3)
Non-cash utilization	—	—	0.6	(0.6)	—
Non-cash real estate lease reclassification	—	(1.2)	—	—	(1.2)
Non-cash business transformation charges	(4.7)	—	(0.1)	—	(4.8)

Balance at July 2, 2005	$4.8	$0.5	$0.9	$1.1	$7.3

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

The amendment also eliminated the Company’s restrictions on capital expenditures and treasury stock repurchases, and reduced the interest rate on both the term loan and revolving loan by 50 basis points. Based on the new rates and the Company’s second quarter debt level, interest on the revolving loan is currently payable at LIBOR plus 2.25% and interest on the term loan is currently payable at LIBOR plus 2.5%.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. The swap amount is reduced quarterly based on scheduled term loan principal amortization payments. As of July 2, 2005, approximately $28.8 million of the remaining $47.0 million term loan balance was subject to this interest rate swap arrangement. As of July 2, 2005, the fair value of this instrument was approximately $0.2 million, net of taxes. The swap transaction has been designated as a cash flow hedge and was evaluated to be highly effective. As such, the change in fair value is recorded in other comprehensive income as a gain on derivative financial instruments.

The components of debt as of July 2, 2005 and January 1, 2005 were as follows (in millions):

	Fiscal June 2005	Fiscal December 2004
Revolving credit facility	$18.5	$16.8
Term loan	47.0	52.2

Total debt	65.5	69.0
Less amounts due within one year	6.0	6.0

Long-term debt	$59.5	$63.0

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

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2005	2004	2005	2004
Service cost – benefits	$0.2	$0.4	$0.5	$0.8
Interest cost on projected benefit obligation	0.8	0.8	1.5	1.7
Expected return on assets	(1.1)	(1.2)	(2.1)	(2.4)
Net amortization and deferral	0.1	0.3	0.3	0.5

Total net periodic pension cost	$—	$0.3	$0.2	$0.6

Midas also participates in a multi-employer pension plan, which provides benefits to certain unionized employees. Contributions of approximately $50,000 were made to this plan for the six months ended July 2, 2005.

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

	For the quarter ended fiscal June
	2005	2004
Net income (loss) (shown in millions)
As reported	$(2.5)	$2.6
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	0.4	0.4
Less: fair value impact of employee stock compensation, net of taxes	(0.7)	(0.8)

Pro forma	$(2.8)	$2.2

Basic earnings (loss) per share
As reported	$(0.16)	$0.16
Pro forma	(0.18)	0.14
Diluted earnings (loss) per share
As reported	$(0.16)	$0.16
Pro forma	(0.18)	0.14

	For the six months ended fiscal June
	2005	2004
Net income (loss) (shown in millions)
As reported	$0.1	$0.0
Plus: stock-based compensation expense included in reported net income, net of taxes	0.5	0.6
Less: fair value impact of employee stock compensation, net of taxes	(1.2)	(1.2)

Pro forma	$(0.6)	$(0.6)

Basic earnings (loss) per share
As reported	$0.00	$0.00
Pro forma	(0.04)	(0.04)
Diluted earnings (loss) per share
As reported	$0.00	$0.00
Pro forma	(0.04)	(0.04)

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

Year-to-date warranty activity through the first six months of fiscal 2005 is summarized as follows (in millions):

Accrued warranty at beginning of period	$37.0
Warranty expense	3.7
Changes in foreign currency exchange rate	(0.1)
Warranty credit issued to franchisees (warranty claims paid)	(4.1)

Accrued warranty at end of period	36.5
Less current portion (included in accrued expenses)	(4.9)

Accrued warranty – non-current	$31.6

9. Sale of Assets

In March 2005, in connection with the Company’s planned exit from exhaust manufacturing, the Company sold its Huth equipment manufacturing operations. The Company also sold its Chicago distribution center in late March 2005 and leased it back on a short-term basis. In addition, during the first quarter of 2005 the Company sold and re-franchised six company-operated shops. The sale of these assets generated total proceeds of approximately $8.3 million. The gain on the sale of Huth of approximately $0.8 million is reflected in the first quarter of 2005. The gain on sale of the Chicago distribution center of approximately $4.5 million will be recognized over the term of the lease-back period. Approximately $1.1 million of the Chicago distribution center gain was recognized in the second quarter of fiscal 2005. No gain or loss was realized on the six company-operated shops.

The Company expects to sell additional fixed assets related to exhaust manufacturing and distribution during the remainder of fiscal 2005 and in fiscal 2006. The assets to be sold include the Company’s Hartford manufacturing facility and the exhaust manufacturing and distribution equipment within that facility and the Chicago distribution center.

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

Certain aspects of the transformation were completed in fiscal 2003 while others continued into fiscal 2004 and the current fiscal year. During 2003, the Company outsourced the wholesale distribution of genuine Midas products and other replacement parts, closed all but one of the Company’s regional distribution centers, disposed of its PWI quick-delivery distribution locations through sale or closure, closed or re-franchised 34 company-operated shops, and significantly reduced corporate administrative overhead. In October 2004, the Company announced its intention to sell its IPC exhaust distribution business and exit exhaust manufacturing. On May 4, 2005, the Company entered into an agreement appointing AutoZone, Inc. as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. Midas also entered into an agreement with ArvinMeritor to sell certain IPC-branded exhaust assets. As a result of these agreements, Midas will exit exhaust manufacturing during fiscal 2005. The Company believes that exhaust manufacturing no longer represents a strategic fit for the Company’s evolving retail-focused business model. When completed, the Company expects that Midas’ exit from exhaust manufacturing will have the effect of further reducing overall Company revenues and expenses compared to current and historical levels, and will increase the Company’s operating margin. However, during the remainder of fiscal 2005, the Company expects to generate operating losses in its manufacturing and distribution operations prior to their final shut-down.

In March 2005, as a result of its decision to exit the exhaust manufacturing and distribution business, the Company sold its Huth exhaust equipment manufacturing business. The Company also sold its Chicago distribution center in late March 2005 and leased it back on a short-term basis. The Company is in the process of shutting down its exhaust manufacturing facility in Hartford, Wisconsin and expects to cease operations at its Chicago distribution center by the end of fiscal 2005. In connection with these business transformation activities, the Company recorded business transformation charges of $9.5 million in the second quarter. The Company expects that cash proceeds from the sale of exhaust-related assets, including the Hartford real estate and equipment, IPC assets and exhaust inventory will substantially offset cash restructuring costs, principally employee severance.

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

Second Quarter Fiscal 2005 Compared with Second Quarter Fiscal 2004

The following is a summary of the Company’s sales and revenues for the second quarter of fiscal 2005 and 2004: ($ in millions)

	2005	Percent to Total	2004	Percent to Total
Franchise royalties and license fees	$17.3	34.4%	$16.8	32.3%
Real estate revenues	8.9	17.7	9.0	17.3
Company-operated shop retail sales	9.6	19.1	9.3	17.9
Replacement part sales and product royalties	13.6	27.0	16.2	31.2
Other	0.9	1.8	0.7	1.3

Total sales and revenues	$50.3	100.0%	$52.0	100.0%

Total company sales and revenues for the second quarter of fiscal 2005 decreased $1.7 million or 3.3% from the second quarter of fiscal 2004 to $50.3 million. Within the retail auto service business, royalty revenues and license fees increased $0.5 million or 3.0% from the second quarter of 2004. This year-over-year increase was driven by a 2.5% comparable shop increase in system-wide Midas retail sales, an increase in Canadian royalties and license fees due to revenue recognized from delinquent franchisees and a more favorable exchange rate, and higher international royalties, partially offset by an approximately 2% year-over-year decline in total shop count. Sales from company-operated shops increased $0.3 million, or 3.2% above the second quarter of fiscal 2004. The sales increase primarily reflected an increase in comparable shop sales of approximately 6.5%, which was partially offset by a net reduction of the number of shops in operation during the quarter compared to the same period in fiscal 2004. As of July 2, 2005, Midas had 70 company-operated shops compared to 73 shops at the end of the second quarter of fiscal 2004. Revenues from real estate rentals decreased slightly to $8.9 million. The decrease primarily reflects a net reduction in shops subject to real estate rental agreements relative to the same period in fiscal 2004.

Replacement part sales and product royalties decreased $2.6 million to $13.6 million from $16.2 million in the second quarter of fiscal 2004. The decrease primarily reflects a $3.1 million decrease in revenues from exhaust manufacturing and distribution, which was partially offset by higher sales of tires to Midas dealers through the Company’s alliance with Bridgestone-Firestone. During the second quarter of both fiscal 2005 and 2004, replacement part revenues were comprised of the distribution of exhaust products to AutoZone, Inc. in the U.S., Uni-Select Inc. in Canada and to certain independent exhaust distributors, as well as sales derived from the Company’s coordination and administration of certain merchandise programs on behalf of Midas dealers, including tires, batteries, shop equipment and oil. Product royalties reflect royalties earned on the sale of parts to Midas dealers by AutoZone, CarQuest and NAPA in the U.S. and Uni-Select in Canada.

The Company’s gross profit margin, including business transformation charges of $4.1 million, decreased to 50.3% in the second quarter of fiscal 2005 from 57.5% in the second quarter of fiscal 2004. Excluding business transformation charges, the gross profit margin increased to 58.4% for the quarter compared to 57.5% in the second quarter of fiscal 2004. This increase was primarily due to a more favorable sales mix, in which a higher percentage of revenues came from franchise royalties and company-operated shops, and a lower percentage of revenues came from lower margin wholesale sales (primarily exhaust and Bridgestone-Firestone tires). In addition, the Company realized better fixed cost absorption in exhaust manufacturing as it increased production and built exhaust inventory in advance of its planned exit from exhaust manufacturing. The Company resells Bridgestone-Firestone tires to Midas dealers based on a small mark-up that is primarily intended to cover the cost of administering the merchandise program.

During the second quarter of fiscal 2005, the Company entered into an agreement appointing AutoZone, Inc. as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. Midas also entered into an agreement with ArvinMeritor to sell certain IPC-branded exhaust assets. As a result of these agreements, Midas will exit exhaust manufacturing and distribution during fiscal 2005. In connection with Midas’ exit from exhaust manufacturing and distribution, the Company recorded an inventory write-down of $4.1 million to reduce its exhaust inventory, including raw materials, to its expected net realizable value. This write-down was recorded as a cost of sales.

Selling, general and administrative expenses for the second quarter of 2005 decreased $0.4 million, or 1.7% from fiscal 2004 to $23.0 million. The decrease in expenses primarily reflects lower costs incurred in the distribution of exhaust and lower expenses for company-operated shops as a result of fewer shops and improved control over shop payroll expense. These expense reductions were partially offset by increased non-cash amortization due to the accelerated vesting of restricted stock as a result of the Company’s stock outperforming the S&P 500 for the one year period ended May 11, 2005.

During the second quarter of 2005, the Company recorded charges of $5.4 million as part of selling, general and administrative expense related to the Company’s ongoing business transformation process. These charges included $4.5 million for severance for exhaust manufacturing and distribution employees and $0.9 million to reflect a lower expected collection rate on receivables related to the exhaust business.

As a result of the above changes, operating income decreased $9.6 million to an operating loss of $3.1 million in the second quarter of 2005 from operating income of $6.5 million in the second quarter of 2004. Excluding the impact of the above described business transformation charges of $9.5 million, operating income for the second quarter of fiscal 2005 was $6.4 million compared to $6.5 million for the second quarter of 2004. Excluding the impact of business transformation charges, operating income margin increased to 12.7% in the second quarter of 2005 from 12.5% in the second quarter of 2004.

Interest expense of $2.5 million in the second quarter of 2005 was unchanged from the second quarter of 2004. The positive impact of a lower average total debt level was offset by higher interest rates on the Company’s revolving line of credit.

In late March 2005, the Company realized a gain of approximately $4.5 million on the sale and leaseback of the Company’s Chicago exhaust distribution center. This gain will be recognized over the term of the sale-leaseback period. During the second quarter of 2005, the Company recognized $1.1 million of this gain.

The Company’s effective tax rate was 39.3% in the second quarter of fiscal 2005 compared to 38.9% in the second quarter of fiscal 2004.

As a result of the above items, net income declined $5.1 million from net income of $2.6 million in the second quarter of 2004 to a net loss of $2.5 million in the second quarter of 2005.

Six Months Ended Fiscal 2005 Compared with Six Months Ended Fiscal 2004

The following is a summary of the Company’s sales and revenues for the first six months of fiscal 2005 and 2004: ($ in millions)

	2005	Percent to Total	2004	Percent to Total
Franchise royalties and license fees	$32.8	32.9%	$31.3	31.7%
Real estate revenues	17.9	17.9	18.1	18.3
Company-operated shop retail sales	18.7	18.7	17.9	18.1
Replacement part sales and product royalties	28.8	28.9	30.3	30.6
Other	1.6	1.6	1.3	1.3

Total sales and revenues	$99.8	100.0%	$98.9	100.0%

Total company sales and revenues for the first six months of fiscal 2005 increased $0.9 million or 0.9% from the first six months of fiscal 2004 to $99.8 million. Within the retail auto service business, royalty revenues and license fees increased $1.5 million or 4.8% from the first six months of 2004. This year-over-year increase was driven by a $0.9 million increase in Canadian royalties and license fees primarily due to revenue recognized from delinquent franchisees and a more favorable exchange rate, a 3% comparable shop increase in system-wide Midas retail sales and higher international royalties, partially offset by a year-over-year decline in total shop count. Sales from company-operated shops increased $0.8 million, or 4.5% above the first six months in fiscal 2004. The sales increase primarily reflects an increase in comparable shop sales of approximately 6.7%, which was partially offset by a net reduction of the number of shops in operation during the quarter compared to the same period in fiscal 2004. Revenues from real estate rentals decreased slightly to $17.9 million. The decrease primarily reflects a net reduction in shops subject to real estate rental agreements relative to the same period in fiscal 2004.

Replacement part sales and product royalties decreased $1.5 million to $28.8 million from $30.3 million in the first six months of fiscal 2004. The decrease primarily reflects a $3.4 million decrease in revenues from exhaust manufacturing and distribution, which was partially offset by higher sales of tires to Midas dealers through the

Company’s alliance with Bridgestone-Firestone. During the first six months of both fiscal 2005 and 2004, replacement part revenues were comprised of the distribution of exhaust products to AutoZone, Inc. in the U.S., Uni-Select Inc. in Canada and to certain independent exhaust distributors, as well as sales derived from the Company’s coordination and administration of certain merchandise programs on behalf of Midas dealers, including tires, batteries, shop equipment and oil. Product royalties reflect royalties earned on the sale of parts to Midas dealers by AutoZone, CarQuest and NAPA in the U.S. and Uni-Select in Canada.

The Company’s gross profit margin, including business transformation charges of $4.1 million, decreased to 53.7% in the first six months of fiscal 2005 from 57.8% in the first six months of fiscal 2004. Excluding business transformation charges, the gross profit margin was 57.8% for the first six months, or approximately flat to the same period in fiscal 2004. The gross margin rate in the first six months of 2005 reflects the positive impact of a more favorable sales mix and better fixed cost absorption in exhaust manufacturing, which was offset by lower margins on replacement part sales and reduced margins in company-operated shops.

As noted earlier, during the first six months of fiscal 2005, the Company entered into an agreement appointing AutoZone, Inc. as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. Midas also entered into an agreement with ArvinMeritor to sell certain IPC-branded exhaust assets. As a result of these agreements, Midas will exit exhaust manufacturing and distribution during fiscal 2005. In connection with Midas’ exit from exhaust manufacturing and distribution, the Company recorded an inventory write-down of $4.1 million to reduce its exhaust inventory, including raw materials, to its expected net realizable value. This write-down was recorded as a cost of sales.

Selling, general and administrative expenses for the first six months of 2005 increased $0.1 million, or 0.2% from fiscal 2004 to $45.5 million. The slight increase in expenses primarily reflects the loss of sublease rental income on excess space at the Company’s corporate headquarters facility, higher operating costs in connection with the first quarter rollout to Midas dealers of the Company’s maintenance initiative and incremental amortization expense incurred due to the accelerated vesting of restricted stock as a result of the Company’s stock outperforming the S&P 500 in the one year period ended May 11, 2005. These expense increases were partially offset by lower costs incurred in the distribution of exhaust and lower expenses for company-operated shops as a result fewer shops and improved control over shop payroll expense.

During the first six months of 2005, the Company recorded charges of $5.5 million as part of selling, general and administrative expense related to the Company’s ongoing business transformation process. These charges included $4.5 million for severance for exhaust manufacturing and distribution employees, $0.9 million to reflect a lower expected collection rate on receivables related to the exhaust business, and $0.1 million related to the wind-up of an hourly pension plan in Canada.

As a result of the above changes, operating income decreased $9.2 million to operating income of $2.6 million in the first six months of 2005 from operating income of $11.8 million in the first six months of 2004. Excluding the impact of the above described business transformation charges of $9.6 million, operating income for the first six months of fiscal 2005 was $12.2 million compared to $11.8 million for the first six months of 2004. Excluding the impact of business transformation charges, operating income margin increased to 12.2% in the first six months of 2005 from 11.9% in the first six months of 2004.

Interest expense decreased from $7.6 million in the first six months of 2004 to $5.0 million in the first six months of 2005 as a result of lower interest rates and a lower average total debt level than the same period of the prior year. During the first six months of 2004, the Company recorded a loss on early extinguishment of debt of $4.7 million to reflect a write-off of the unamortized discount and financing fees related to a prior debt agreement.

During the first six months of 2005, the Company recorded a gain on sale of $0.8 million to reflect the sale of the Company’s Huth exhaust equipment manufacturing operation and $1.1 million to reflect the partial recognition of the gain from the March 2005 sale and leaseback of the Company’s Chicago distribution facility. The remainder of the total $4.5 million gain from the sale of the Chicago distribution center will be recognized over the term of the leaseback.

The Company’s effective tax rate was 37.2% in the first six months of fiscal 2005 compared to 38.9% in the first six months of fiscal 2004.

As a result of the above items, net income increased $0.1 million from break even net income in the first six months of 2004 to net income of $0.1 million in the first six months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Midas’ cash and cash equivalents increased $0.2 million in the first six months of fiscal 2005.

The Company’s operating activities used net cash of $1.3 million during the first six months of fiscal 2005 compared to $5.8 million of cash generated in the first six months of fiscal 2004. The year-over-year decrease of $7.1 million was primarily due to a $10.1 million increase in cash required by changes in assets and liabilities, a decrease of $1.7 million in amortization of debt discount and financing fees, a $1.9 million increase in gain on sale of fixed assets in 2005, a $2.5 million decrease in deferred tax benefit and a $0.6 million reduction in depreciation and amortization. In addition, business transformation costs, net of cash payments, and losses on early extinguishment of debt were $9.6 million higher than the prior year. The $10.1 million increase in cash required by changes in assets and liabilities was due to an increase in exhaust inventory (excluding write-downs) to facilitate the transition of the exhaust supply chain, lower growth in accounts payable, higher growth in accounts receivable in 2005 due to normal seasonal growth, and an increase in long term notes receivable in connection with the securitization of certain overdue dealer receivables. The change in accounts receivable in the first six months of 2004 did not reflect normal seasonal growth due to the liquidation of receivables in connection with the Company’s exit from the traditional wholesale parts distribution business.

Investing activities provided $6.8 million of cash during the first six months of fiscal 2005 compared to using $0.8 million of cash during the first six months of fiscal 2004. Fiscal 2005 investing activities primarily consisted of $1.0 million in systems development projects and other capital expenditures, $0.5 million paid to acquire three Midas shops and other shop assets from a Midas dealer and $8.3 million in cash generated as the result of asset sales. The asset sales included the sale and leaseback of the Company’s remaining distribution facility in Chicago, the sale of the Company’s Huth exhaust equipment manufacturing operation and the re-franchising of six company-operated shops. Fiscal 2004 investing activities primarily consisted of systems development projects and other capital expenditures.

Net cash used in financing activities was $5.3 million in the first six months of fiscal 2005, compared to net cash used of $11.8 million in the first six months of fiscal 2004. In fiscal 2005, the Company reduced total debt by $4.4 million, paid $4.6 million to repurchase shares of the Company’s common stock, and received $3.7 million in cash from the exercise of outstanding stock options. In fiscal 2004, the Company paid $2.1 million in financing fees, reduced total debt by $12.3 million, paid $0.4 million to repurchase shares of the Company’s common stock, and received $3.0 million in cash from the exercise of outstanding stock options.

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

The amendment also eliminated the Company’s restrictions on capital expenditures and treasury stock repurchases, and reduced the interest rate on both the term loan and revolving loan by 50 basis points. Based on the new rates and the Company’s second quarter debt level, interest on the revolving loan is currently payable at LIBOR plus 2.25% and interest on the term loan is currently payable at LIBOR plus 2.5%.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. The swap amount is reduced quarterly based on scheduled term loan principal amortization payments. As of July 2, 2005, approximately $28.8 million of the remaining $47.0 million term loan balance was subject to this interest rate swap arrangement.

On November 9, 2004, the Midas Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million. The Company intends to use internally generated funds over the next several years to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company purchased 179,200 shares under this program in the six months ended July 2, 2005. In addition, 23,893 shares were surrendered in lieu of taxes upon the vesting of restricted stock. The Company paid approximately $4.6 million for the 203,093 shares acquired in the six months ended July 2, 2005.

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

Valuation of Warranty Liabilities

Customers are provided a written warranty from Midas on genuine Midas products purchased from Midas shops in North America. The warranty will be honored at any Midas shop in North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties. The Company determines the estimated value of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim on a current cost basis. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions. An increase of one percentage point in the estimated percentage of warranted products likely to be redeemed in the U.S. would have the effect of increasing Midas’ January 1, 2005 outstanding U.S. warranty liability by $4.5 million, while a decrease of one percentage point in the estimated U.S. redemption rate would decrease Midas’ outstanding U.S. warranty liability by $4.4 million. A change in the estimated current cost of warranty redemptions of one dollar would have the effect of changing Midas’ outstanding U.S. warranty liability by $1.8 million.

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

During fiscal 2005, the Company intends to liquidate inventory in connection with its exit from exhaust manufacturing and distribution. The Company recorded a charge in the second quarter to write-down existing exhaust inventory, including raw materials, to its estimated net realizable value. In assessing the estimated net realizable value of the inventory that is to be sold and liquidated during the remainder of fiscal 2005, the Company considered original cost, past and projected usage and offers made by potential buyers.

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

In connection with the exit from exhaust manufacturing and distribution, the Company has also considered the increased likelihood that IPC and other customers may not pay amounts due. The Company recorded a charge in the second quarter of $0.9 million.

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

As of July 2, 2005, the fixed assets of the Hartford factory and Chicago distribution center are being held and used, and are considered part of a single asset group. The undiscounted cash flows of this asset group exceed the net book value as of July 2, 2005 and therefore this held and used asset group was not impaired.

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at July 2, 2005. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of FAS 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the Company’s $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. As of July 2, 2005, approximately $28.8 million of the remaining $47.0 million term loan balance was subject to this interest rate swap arrangement. As of July 2, 2005, the fair value of the swap instrument was approximately $0.2 million net of taxes.

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

During the second quarter of fiscal 2005, the Company implemented a new retail sales and royalty reporting system for North American retail operations. No other material changes in internal control over financial reporting occurred during the quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 2005:
(April 3, 2005 through April 30, 2005)	—	—	—	$24,045,454
May 2005:
(May 1, 2005 through May 28, 2005)	143,989	$23.53	135,600	$20,846,598
June 2005:
(May 29, 2005 through July 2, 2005)	737	$23.74	—	$20,846,598

Total	144,726	$23.53	135,600	$20,846,598

(1)	On November 9, 2004, the Company publicly announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. As of July 2, 2005, 179,200 shares had been repurchased under this plan since its inception.
(2)	Includes 9,126 shares purchased during the quarter that represent restricted shares withheld to cover the withholding taxes upon the vesting of restricted stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders was held on May 10, 2005.

(b) Not Applicable

(c) At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of directors to serve until the 2008 Annual Meeting of Shareholders (2) the approval of the Amended and Restated Midas, Inc. Stock Incentive Plan and (3) the approval of independent auditors. The voting results were as follows:

(1)	Each nominee for director was elected by a vote of the shareholders as follows:

Director	For	Withheld
Thomas L. Bindley	14,507,349	734,465
Robert R. Schoeberl	14,506,448	735,366

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2006	Term Expiring in 2007
Jarobin Gilbert, Jr.	Archie R. Dykes
Diane L. Routson	Alan D. Feldman

(2)	The proposal to adopt the Amended and Restated Midas, Inc. Stock Incentive Plan was approved by shareholders as follows:

For	Against	Abstain	Broker Non-Votes
5,645,597	5,273,532	55,352	4,267,333

(3)	The proposal to ratify the appointment of KPMG LLP as the independent auditors of Midas, Inc. for the fiscal year ending December 31, 2005 was approved by shareholders as follows:

For	Against	Abstain
14,972,838	245,715	23,261

(d) Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

10.36	Amended and Restated Midas, Inc. Stock Incentive Plan (Incorporated by reference to Midas, Inc. Current Report on Form 8-K dated May 10, 2005).

10.37 *	First Amendment to Supply Agreement dated as of May 7, 2004, by and among Midas International Corporation and AutoZone, Inc.

10.38 *	Second Amendment to Supply Agreement dated as of June 10, 2004, by and among Midas International Corporation and AutoZone, Inc.

10.39 *	Third Amendment to Supply Agreement dated as of May 4, 2005, by and among Midas International Corporation and AutoZone, Inc.

10.40	Form of Restricted Stock Award Agreement for Restricted Stock Awards granted under the Treasury Stock Plan commencing in 2005.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2005	/s/ Alan D. Feldman
Alan D. Feldman
President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Senior Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller