Form 10-Q
period 2005-10-01
MIDAS INC
filed 2005-11-10
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of November 1, 2005 was 16,054,473.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2005	2004	2005	2004
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Sales and revenues:
Franchise royalties and license fees	$16.8	$16.6	$49.6	$47.9
Real estate revenues	9.1	9.2	27.0	27.3
Company-operated shop retail sales	9.6	9.2	28.3	27.1
Replacement part sales and product royalties	12.4	15.7	41.2	46.0
Other	0.8	0.6	2.4	1.9

Total sales and revenues	48.7	51.3	148.5	150.2

Cost of sales and revenues:
Real estate cost of revenues	5.4	5.5	16.6	16.5
Company-operated shop cost of sales	2.2	2.0	6.6	5.3
Replacement part cost of sales	10.3	12.5	33.1	35.4
Warranty expense	1.7	2.6	5.4	7.1
Business transformation charges (inventory write-down)	—	—	4.1	—

Total cost of sales and revenues	19.6	22.6	65.8	64.3

Gross profit	29.1	28.7	82.7	85.9
Selling, general, and administrative expenses	22.9	22.8	68.4	68.2
Business transformation charges	1.5	—	7.0	—

Operating income	4.7	5.9	7.3	17.7
Interest expense	(2.4)	(2.6)	(7.4)	(10.2)
Loss on early extinguishment of debt	—	—	—	(4.7)
Gain on sale of assets, net	0.1	—	2.0	—
Other income (expense), net	—	(0.1)	0.6	0.4

Income before income taxes	2.4	3.2	2.5	3.2
Income tax expense	0.9	1.1	0.9	1.1

Net income	$1.5	$2.1	$1.6	$2.1

Earnings per share:
Basic	$0.09	$0.14	$0.10	$0.14

Diluted	$0.09	$0.13	$0.09	$0.13

Average number of shares:
Common shares outstanding	15.8	15.5	15.8	15.3
Common stock warrants	0.1	0.2	0.1	0.3

Shares applicable to basic earnings	15.9	15.7	15.9	15.6
Equivalent shares on outstanding stock awards	0.7	0.5	0.7	0.5

Shares applicable to diluted earnings	16.6	16.2	16.6	16.1

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions)

	Fiscal September 2005	Fiscal December 2004
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2.0	$0.9
Receivables, net	34.7	33.4
Inventories, net	7.5	12.2
Deferred income taxes	10.8	9.0
Other current assets	6.2	6.8

Total current assets	61.2	62.3
Property and equipment, net	106.4	117.4
Deferred income taxes	61.7	62.2
Other assets	12.0	10.1

Total assets	$241.3	$252.0

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.9	$7.9
Accounts payable	11.3	16.1
Accrued expenses	33.2	32.5

Total current liabilities	46.4	56.5
Long-term debt	65.0	63.0
Obligations under capital leases	4.3	5.1
Finance lease obligation	36.1	36.7
Accrued warranty	31.4	32.1
Other liabilities	6.8	9.7

Total liabilities	190.0	203.1

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares and 17.6 million shares issued) and paid-in capital	19.8	21.4
Treasury stock, at cost (1.6 million shares and 1.8 million shares)	(37.0)	(41.2)
Unamortized restricted stock awards	(4.5)	(2.2)
Retained income	80.5	78.9
Cumulative other comprehensive loss	(7.5)	(8.0)

Total shareholders’ equity	51.3	48.9

Total liabilities and shareholders’ equity	$241.3	$252.0

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the nine months ended fiscal September
	2005	2004
Cash flows from operating activities:
Net income	$1.6	$2.1
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	9.2	10.0
Amortization of debt discount and financing fees	0.6	2.3
Business transformation charges (inventory write-down)	4.1	—
Business transformation charges	7.0	—
Gain on sale of assets	(2.0)	—
Loss on early extinguishment of debt	—	4.7
Cash outlays for business transformation costs	(3.9)	(7.3)
Deferred income taxes	(1.3)	(0.2)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	(12.3)	1.3

Net cash provided by operating activities	3.0	12.9

Cash flows from investing activities:
Capital investments	(1.9)	(0.8)
Cash paid for acquired businesses	(0.5)	(0.4)
Proceeds from sales of assets	8.5	—

Net cash provided by (used in) investing activities	6.1	(1.2)

Cash flows from financing activities:
Principal payments of long-term debt	(7.9)	(3.8)
Borrowing under new debt agreements	—	60.0
Retirement of long term debt	—	(94.1)
Net borrowings under revolving lines of credit	3.9	20.1
Cash payments for debt financing fees	—	(2.1)
Payment of obligations under capital leases	(0.8)	(0.8)
Payment of obligations under finance lease	(0.6)	(0.5)
Cash received for common stock	4.6	3.1
Cash paid for treasury shares	(7.2)	(0.4)

Net cash used in financing activities	(8.0)	(18.5)

Net change in cash and cash equivalents	1.1	(6.8)
Cash and cash equivalents at beginning of period	0.9	7.4

Cash and cash equivalents at end of period	$2.0	$0.6

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Earnings	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Current	Cumulative
Fiscal year end 2004	17.6	$21.4	(1.8)	$(41.2)	$(2.2)	$78.9		$(8.0)
Purchase of treasury shares	—	—	(0.3)	(7.2)	—	—		—
Stock option transactions (a)	—	(1.9)	0.3	7.8	—	—		—
Tax benefit on restricted stock vesting	—	0.4	—	—	—	—		—
Restricted stock awards	—	(0.1)	0.2	3.7	(3.6)	—		—
Forfeiture of restricted stock awards	—	—	—	(0.1)	0.1	—		—
Exercise of stock warrants	0.1	—	—	—	—	—		—
Amortization of restricted stock awards	—	—	—	—	1.2	—		—
Net income	—	—	—	—	—	1.6	$1.6	—
Other comprehensive income
— foreign currency translation adjustments	—	—	—	—	—	—	0.4	0.4
— gain on derivative financial instruments, net of tax	—	—	—	—	—	—	0.1	0.1

Comprehensive income	—	—	—	—	—	—	$2.1	—

Fiscal third quarter end 2005	17.7	$19.8	(1.6)	$(37.0)	$(4.5)	$80.5		$(7.5)

(a)	Common stock includes $1.3 million tax benefit from stock option exercises.

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 1, 2005. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended October 1, 2005 (“third quarter fiscal 2005”) and October 2, 2004 (“third quarter fiscal 2004”) and of its financial position as of October 1, 2005. All such adjustments are of a normal recurring nature. The results of operations for the third quarter fiscal 2005 and 2004 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended October 1, 2005 and October 2, 2004 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2004 financial statements in order to provide consistency with the fiscal 2005 results. These reclassifications did not affect previously reported operating income, income before income taxes, net income or earnings per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2005	2004	2005	2004
Weighted-average common shares outstanding	15.8	15.5	15.8	15.3
Common stock warrants	0.1	0.2	0.1	0.3

Shares applicable to basic earnings	15.9	15.7	15.9	15.6
Effect of dilutive stock awards	0.7	0.5	0.7	0.5

Shares applicable to diluted earnings	16.6	16.2	16.6	16.1

Potential common share equivalents:
Stock options	1.3	1.7	1.3	1.7

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the nine months ended fiscal September
	2005	2004
Interest paid	$6.5	$7.4
Income tax refunds	(0.3)	(0.4)
Income taxes paid	1.0	0.1

3. Inventories

Inventories, summarized by major classification, were as follows (in millions):

	Fiscal September 2005	Fiscal December 2004
	(Unaudited)
Raw materials and work in process, net of reserves	$0.1	$2.7
Finished goods, net of reserves	7.4	9.5

	$7.5	$12.2

4. Business Transformation Charges

The Company is in the process of transforming its business. As part of the Company’s business transformation, management has developed and implemented strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives include the disposition of the assets of Parts Warehouse, Inc. (“PWI”), the closure and re-franchising of certain company-operated shops, the redesign of the Company’s wholesale parts distribution network, the exit from exhaust manufacturing and distribution, and the reduction of administrative expenses related to former operating activities. The implementation of these initiatives has had and will continue to have the effect of lowering overall Company revenues and expenses. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges in the current and prior fiscal years to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses.

During the second quarter of 2005, the Company finalized its plans to exit exhaust manufacturing and distribution. On May 4, 2005, the Company entered into an agreement appointing AutoZone, Inc. (“AutoZone”) as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. As a result of this agreement, exhaust products in the U.S. will be supplied to AutoZone by the Light Vehicle Aftermarket division of ArvinMeritor and will replace Midas brand products that were manufactured by Midas and sold to Midas shops by AutoZone. In addition, under a separate agreement, ArvinMeritor agreed to purchase certain IPC brand exhaust assets from Midas. By the end of fiscal 2005, the Company expects that AutoZone and Arvin will have completed the conversion of Midas dealers in the U.S. from Midas brand exhaust products to Arvin brand exhaust products. The Company expects to complete a comparable exhaust transition on behalf of its Midas dealers in Canada by the end of the first quarter of fiscal 2006. During this transition period, Midas will continue to operate its exhaust distribution warehouse in Chicago, Illinois in order to provide Midas brand exhaust products to Midas dealers prior to their ultimate conversion to their new exhaust supply programs.

During the third quarter, Midas ceased production at its Hartford, Wisconsin exhaust manufacturing facility and the Company is in the process of liquidating all exhaust-related manufacturing equipment and raw materials. The Company expects to close its Chicago exhaust distribution facility by the end of the first quarter of fiscal 2006. When completed, Midas expects that its exit from the manufacturing and distribution of exhaust products will result in a reduction in total company revenues and an increase in the Company’s operating margin. However, during the remainder of fiscal 2005 and through the first quarter of fiscal 2006, the Company expects to generate operating losses in its exhaust distribution operation prior to its final shut-down.

As a result of the Company’s agreements with AutoZone and ArvinMeritor, the Company recorded business transformation charges totaling $11.0 million during the first nine months of fiscal 2005. The charges include $4.1 million (included in cost of sales and revenues) to write-down exhaust inventory, including raw materials, to its expected net realizable value and $6.9 million (included in expense) for severance costs, impairment of fixed assets and the write-down of certain receivables. The severance costs primarily reflect cash costs associated with the termination of 195 exhaust manufacturing and distribution employees. The Company reserved a portion of certain exhaust-related receivables due to a lower expected collection rate as a result of the Company’s decision to exit exhaust manufacturing and distribution. The Company expects that cash proceeds from the sale of exhaust-related assets, including the Hartford factory real estate and equipment, IPC assets and remaining exhaust inventory will substantially offset cash restructuring costs, principally employee severance.

In addition, during the first nine months of fiscal 2005, the Company recorded a business transformation charge of $0.1 million (included in expense) related to the wind-up of an hourly pension plan in Canada as a result of the Company’s decision to exit the traditional wholesale distribution business.

The fiscal 2005 activity to date affecting the accrual for business transformation charges was as follows (shown in millions):

	Exit from Exhaust Manufacturing	Rationalization of Company- Operated Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Balance at January 1, 2005	$—	$1.9	$1.0	$2.1	$5.0
Business transformation charges	11.0	—	0.1	—	11.1
Cash payments	(2.0)	(0.2)	(0.7)	(1.0)	(3.9)
Non-cash utilization	—	—	0.5	(0.5)	—
Non-cash real estate lease reclassification	—	(1.2)	—	—	(1.2)
Non-cash business transformation charges	(6.1)	—	(0.1)	—	(6.2)

Balance at October 1, 2005	$2.9	$0.5	$0.8	$0.6	$4.8

The above accrual balance for business transformation charges is reflected in the Company’s balance sheet on the “Accrued Expenses” line.

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

On March 16, 2004, the Company entered into a three-year, $115 million credit facility to refinance its existing credit facility. This credit facility was initially comprised of a $55 million revolving credit facility and a $60 million term loan. The facility was secured by substantially all of the assets of the Company and was set to expire on March 16, 2007. The refinancing resulted in a loss on early extinguishment of debt of $4.7 million in the first quarter of fiscal 2004 due to the write-off of unamortized debt discount and financing fees. Interest on the $55 million revolving loan was initially payable monthly at LIBOR plus 3.25%. Interest on the $60 million term loan was initially payable monthly at LIBOR plus 3.5%. The interest rates floated based on the underlying rate of LIBOR and the Company’s leverage. The facility required maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. In addition, the agreement restricted capital expenditures and prohibited treasury stock purchases and the payment of dividends.

On November 5, 2004, the Company amended its March 2004 credit agreement to reduce the required principal amortization under the term loan, remove certain restrictive covenants, and reduce interest rates. As amended, the term loan required quarterly principal payments of $1.5 million and mandated prepayment of debt with the proceeds generated from the liquidation of assets in connection with the Company’s ongoing restructuring. The amendment also eased the Company’s restrictions on capital expenditures, allowed for stock repurchases and dividend payments, and reduced the interest rate on both the term loan and revolving loan by 50 basis points.

On October 27, 2005, the Company entered into a new five-year, unsecured $110 million revolving credit facility that further reduces interest rates, eliminates scheduled principal payments and significantly increases the Company’s capacity to make stock repurchases and dividend payments. The new credit facility can be expanded to $140 million at the Company’s discretion with lender approval. Interest on the new revolving loan will be initially payable monthly at LIBOR plus 2.0%. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. The new facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. The refinancing will result in a net loss on early extinguishment of debt of approximately $0.7 million in the fourth quarter of fiscal 2005 due to the write-off of unamortized financing fees net of the recognition of gains related to the Company’s interest rate swap.

Interest Rate Swap: In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. The swap amount is reduced quarterly based on scheduled term loan principal amortization payments. As of October 1, 2005, approximately $26.2 million of the remaining $44.3 million term loan balance was subject to this interest rate swap arrangement. As of October 1, 2005, the fair value of this instrument was approximately $0.3 million, net of taxes. The swap transaction has been designated as a cash flow hedge as of October 1, 2005 and was evaluated to be highly effective. As such, the change in fair value was recorded in other comprehensive income as a gain on derivative financial instruments.

The components of debt as of October 1, 2005 and January 1, 2005 were as follows (in millions):

	Fiscal September 2005	Fiscal December 2004
Revolving credit facility	$20.7	$16.8
Term loan	44.3	52.2

Total debt	65.0	69.0
Less amounts due within one year	—	6.0

Long-term debt	$65.0	$63.0

Due to the refinancing of the Company’s debt in October 2005, all debt was classified as long term in the October 1, 2005 balance sheet.

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

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2005	2004	2005	2004
Service cost – benefits	$0.2	$0.4	$0.7	$1.2
Interest cost on projected benefit obligation	0.8	0.8	2.2	2.5
Expected return on assets	(1.0)	(1.2)	(3.1)	(3.6)
Net amortization and deferral	0.1	0.3	0.5	0.8

Total net periodic pension cost	$0.1	$0.3	$0.3	$0.9

Midas also participates in a multi-employer pension plan, which provides benefits to certain unionized employees. Contributions of approximately $80,000 were made to this plan for the nine months ended October 1, 2005.

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

Midas’ net income and earnings per share would equal the pro forma amounts shown below if compensation cost had been determined based on the fair value at the grant dates in accordance with SFAS Nos. 123 and 148, “Accounting for Stock-Based Compensation.”

	For the quarter ended fiscal September
	2005	2004
Net income (shown in millions)
As reported	$1.5	$2.1
Plus: stock-based compensation expense included in reported net income, net of taxes	0.2	0.1
Less: fair value impact of employee stock compensation, net of taxes	(0.5)	(0.4)

Pro forma	$1.2	$1.8

Basic earnings per share
As reported	$0.09	$0.14
Pro forma	0.07	0.12
Diluted earnings per share
As reported	$0.09	$0.13
Pro forma	0.07	0.11

	For the nine months ended fiscal September
	2005	2004
Net income (shown in millions)
As reported	$1.6	$2.1
Plus: stock-based compensation expense included in reported net income, net of taxes	0.7	0.8
Less: fair value impact of employee stock compensation, net of taxes	(1.7)	(1.7)

Pro forma	$0.6	$1.2

Basic earnings per share
As reported	$0.10	$0.14
Pro forma	0.04	0.08
Diluted earnings per share
As reported	$0.09	$0.13
Pro forma	0.03	0.08

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

Year-to-date warranty activity through the first nine months of fiscal 2005 is summarized as follows (in millions):

Accrued warranty at beginning of period	$37.0
Warranty expense	5.4
Changes in foreign currency exchange rate	0.2
Warranty credit issued to franchisees (warranty claims paid)	(6.3)

Accrued warranty at end of period	36.3
Less current portion (included in accrued expenses)	(4.9)

Accrued warranty – non-current	$31.4

9. Sale of Assets

In March 2005, in connection with the Company’s planned exit from exhaust manufacturing, the Company sold its Huth equipment manufacturing operations. The Company also sold its Chicago distribution center in March 2005 and leased it back on a short-term basis. In addition, during the first nine months of fiscal 2005 the Company sold and re-franchised seven company-operated shops. The sale of these assets generated total proceeds of approximately $8.5 million. The gain on the sale of Huth of approximately $0.8 million was recorded in the first quarter of 2005. The gain on sale of the Chicago distribution center of approximately $4.5 million will be recognized over the term of the lease-back period. Approximately $0.8 million of the Chicago distribution center gain was recognized in the third quarter and $1.9 million of the gain has been recognized through the first nine months of fiscal 2005. The Company recorded a loss of $0.7 million in the third quarter on the disposition of the Hartford exhaust manufacturing equipment. No gain or loss was realized on the seven company-operated shops.

The Company expects to sell additional fixed assets related to its exit from exhaust manufacturing and distribution during the remainder of fiscal 2005 and in fiscal 2006. These assets include the Company’s Hartford manufacturing facility, the exhaust manufacturing and distribution equipment within that facility and the remaining equipment within the Chicago distribution center.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

During fiscal 2003, Midas developed and began to implement a plan to dramatically restructure the Company’s operations and re-direct the Company’s strategic focus towards the Midas retail system. This plan is intended to transform the Company by improving profitability, enhancing the competitive position of the Midas retail system, strengthening the Company’s balance sheet and reducing future capital requirements. This transformation encompasses fundamental changes in the way Midas dealers are supplied with genuine Midas products and other replacement auto parts, a re-definition of the service relationship between Midas dealers and their customers, and a shift in the way the Company approaches its relationship with Midas franchisees.

Certain aspects of the transformation were completed in fiscal 2003 while others continued into fiscal 2004 and the current fiscal year. During 2003, the Company outsourced the wholesale distribution of genuine Midas products and other replacement parts, closed all but one of the Company’s regional distribution centers, disposed of its PWI quick-delivery distribution locations through sale or closure, closed or re-franchised 34 company-operated shops, and significantly reduced corporate administrative overhead. In connection with the Company’s ongoing transformation, management determined that exhaust manufacturing and distribution no longer represented a strategic fit for the Company’s evolving retail-focused business model. In October 2004, the Company announced its intention to sell its IPC exhaust distribution business and exit exhaust manufacturing. On May 4, 2005, the Company entered into an agreement appointing AutoZone, Inc. as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. Midas also entered into an agreement with ArvinMeritor to sell certain IPC-branded exhaust assets. By the end of fiscal 2005, the Company expects to finalize an exhaust supply arrangement on behalf of its Midas dealers in Canada.

In March 2005, as a result of its decision to exit the exhaust manufacturing and distribution business, the Company sold its Huth exhaust equipment manufacturing business. The Company also sold its Chicago distribution center in late March 2005 and leased it back on a short-term basis. During the third quarter of fiscal 2005, Midas ceased production at its exhaust manufacturing plant in Hartford, Wisconsin and the Company is currently in the process of liquidating all exhaust-related manufacturing equipment. Finally, the Company expects to close its exhaust distribution facility by the end of the first quarter of fiscal 2006. When completed, the Company expects that Midas’ exit from exhaust manufacturing and distribution will have the effect of further reducing overall Company revenues and expenses compared to current and historical levels, and will increase the Company’s operating margin. However, during the remainder of fiscal 2005 and the first quarter of fiscal 2006, the Company expects to generate operating losses in its exhaust distribution operation prior to its final shut-down.

In connection with the above described business transformation activities, the Company recorded business transformation charges of $1.5 million in the third quarter and $11.1 million through the first nine months of fiscal 2005. The Company expects that cash proceeds from the sale of exhaust-related assets, including the Hartford factory real estate and equipment, IPC assets and exhaust inventory will substantially offset cash restructuring costs, principally employee severance.

The Midas business transformation, and the resulting changes to the way the Company does business, will continue through fiscal 2005 and beyond. The ultimate objective of the Midas business transformation was established in 2003 and is reflected in Midas’ 2010 vision of “4-3-2-1.” Midas management is working towards achieving:

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

Third Quarter Fiscal 2005 Compared with Third Quarter Fiscal 2004

The following is a summary of the Company’s sales and revenues for the third quarter of fiscal 2005 and 2004: ($ in millions)

	2005	Percent to Total	2004	Percent to Total
Franchise royalties and license fees	$16.8	34.5%	$16.6	32.4%
Real estate revenues	9.1	18.7	9.2	17.9
Company-operated shop retail sales	9.6	19.7	9.2	17.9
Replacement part sales and product royalties	12.4	25.5	15.7	30.6
Other	0.8	1.6	0.6	1.2

Total sales and revenues	$48.7	100.0%	$51.3	100.0%

Total Company sales and revenues for the third quarter of fiscal 2005 decreased $2.6 million, or 5.1%, from the third quarter of fiscal 2004 to $48.7 million. Within the retail auto service business, royalty revenues and license fees increased $0.2 million or 1.2% from the third quarter of 2004. This year-over-year increase was driven by a 1.4% comparable shop increase in system-wide Midas retail sales, a more favorable exchange rate on Canadian royalties, and higher international royalties, partially offset by an approximately 2.4% year-over-year decline in total shop count. Sales from company-operated shops increased $0.4 million, or 4.3%, above the third quarter of fiscal 2004. The sales increase primarily reflected an increase in comparable shop sales of approximately 8.2%, which was partially offset by a net reduction of the number of shops in operation during the quarter compared to the same period in fiscal 2004. As of October 1, 2005, Midas had 69 company-operated shops compared to 73 shops at the end of the third quarter of fiscal 2004. Revenues from real estate rentals decreased slightly to $9.1 million. The decrease primarily reflects a net reduction in shops subject to real estate rental agreements relative to the same period in fiscal 2004, partially offset by rent increases and a more favorable exchange rate on Canadian rental income.

Replacement part sales and product royalties decreased $3.3 million to $12.4 million from $15.7 million in the third quarter of fiscal 2004. The decrease primarily reflects a $3.7 million reduction in revenues from exhaust manufacturing and distribution and a decline in product royalty revenues as a result of Midas’ agreement to lower Uni-Select’s royalty to match Canadian warranty claims. These declines were partially offset by higher sales of tires and batteries to Midas dealers through the Company’s alliances with Bridgestone-Firestone and Interstate Battery. During the third quarter of both fiscal 2005 and 2004, replacement part revenues were comprised of the distribution of exhaust products to AutoZone, Inc. in the U.S., Uni-Select Inc. in Canada and to certain independent exhaust distributors, as well as sales derived from the Company’s coordination and administration of certain merchandise programs on behalf of Midas dealers, including tires, batteries, shop equipment and oil. Product royalties reflect royalties earned on the sale of parts to Midas dealers by AutoZone, CarQuest and NAPA in the U.S. and Uni-Select in Canada.

The Company’s gross profit margin increased to 59.7% for the quarter compared to 56.0% in the third quarter of fiscal 2004. The Company’s gross margin rate benefited from a more favorable sales mix, in which a higher percentage of revenues came from franchise royalties and company-operated shops, and a lower percentage of revenues were derived from lower margin wholesale sales (primarily exhaust and Bridgestone-Firestone tires). The Company resells Bridgestone-Firestone tires to Midas dealers at a small mark-up that is primarily intended to cover the cost of administering the merchandise program. In addition, warranty expense declined $0.9 million to $1.7 million or 3.5% of total sales for the quarter compared to $2.6 million or 5.1% of total sales in the third quarter of fiscal 2004. The decline in warranty expense is the result of lower retail sales of brakes and exhaust, as well as a reduction in the current year warranty reimbursement credit issued. The positive impact of a more favorable sales mix and lower warranty expense more than offset the negative margin impact of reduced gross margins on the sale of exhaust parts and lower revenues from high margin product royalties.

Selling, general and administrative expenses for the third quarter of 2005 increased $0.1 million, or 0.4%, from fiscal 2004 to $22.9 million. The modest increase in expenses primarily reflects higher costs to support the rollout of certain franchisee programs and incremental administrative expenses, partially offset by lower costs incurred in the distribution of exhaust and lower operating expenses for company-operated shops as a result of fewer shops and improved control over shop payroll expense.

During the third quarter of 2005, the Company recorded charges of $1.5 million as part of selling, general and administrative expense related to the Company’s ongoing business transformation process. These charges included $1.1 million to reflect the impairment and abandonment of exhaust-related fixed assets, $0.2 million for the write-off of certain receivables related to the exhaust business and $0.2 million for severance and other costs.

As a result of the above changes, operating income decreased $1.2 million to operating income of $4.7 million in the third quarter of 2005 from $5.9 million in the third quarter of 2004. Excluding the impact of the above described business transformation charges of $1.5 million, operating income for the third quarter of fiscal 2005 was $6.2 million compared to $5.9 million for the third quarter of 2004. Excluding the impact of business transformation charges, operating income margin increased to 12.7% in the third quarter of 2005 from 11.5% in the third quarter of 2004.

Interest expense decreased to $2.4 million in the third quarter of 2005 from $2.6 million in the third quarter of 2004. The positive impact of a lower average total debt level was partially offset by higher interest rates on the Company’s credit facility.

In late March 2005, the Company realized a gain of approximately $4.5 million on the sale and leaseback of the Company’s Chicago exhaust distribution center. This gain will be recognized over the term of the sale-leaseback period. During the third quarter of 2005, the Company recognized $0.8 million of this gain. During the third quarter, the Company also recorded a loss on the disposition of exhaust manufacturing equipment assets of $0.7 million. These two transactions resulted in a net gain on sale of assets of $0.1 million for the quarter. No gain or loss on sale of assets was recorded in the third quarter of fiscal 2004.

The Company’s effective tax rate was 37.5% in the third quarter of fiscal 2005 compared to 34.1% in the third quarter of fiscal 2004.

As a result of the above items, net income declined $0.6 million from net income of $2.1 million in the third quarter of 2004 to net income of $1.5 million in the third quarter of 2005.

Nine Months Ended Fiscal 2005 Compared with Nine Months Ended Fiscal 2004

The following is a summary of the Company’s sales and revenues for the first nine months of fiscal 2005 and 2004: ($ in millions)

	2005	Percent to Total	2004	Percent to Total
Franchise royalties and license fees	$49.6	33.4%	$47.9	31.9%
Real estate revenues	27.0	18.2	27.3	18.2
Company-operated shop retail sales	28.3	19.1	27.1	18.0
Replacement part sales and product royalties	41.2	27.7	46.0	30.6
Other	2.4	1.6	1.9	1.3

Total sales and revenues	$148.5	100.0%	$150.2	100.0%

Total Company sales and revenues for the first nine months of fiscal 2005 decreased $1.7 million, or 1.1%, from the first nine months of fiscal 2004 to $148.5 million. Within the retail auto service business, royalty revenues and license fees increased $1.7 million, or 3.6%, from the first nine months of 2004. This year-over-year increase was driven by a $1.2 million increase in Canadian royalties and license fees primarily due to revenue recognized from delinquent franchisees and a more favorable exchange rate, a 2.4% comparable shop increase in system-wide Midas retail sales and higher international royalties, partially offset by a year-over-year decline in total shop count. Sales from company-operated shops increased $1.2 million, or 4.4%, above the first nine months in fiscal 2004. The sales increase primarily reflects an increase in comparable shop sales of approximately 7.2%, which was partially offset by a net reduction of the number of shops in operation during the quarter compared to the same period in fiscal 2004. Revenues from real estate rentals decreased slightly to $27.0 million. The decrease primarily reflects a net reduction in shops subject to real estate rental agreements relative to the same period in fiscal 2004, partially offset by rent increases and a more favorable exchange rate on Canadian rental income.

Replacement part sales and product royalties decreased $4.8 million to $41.2 million from $46.0 million in the first nine months of fiscal 2004. The decrease primarily reflects a $7.1 million decrease in revenues from exhaust manufacturing and distribution and a decline in product royalty revenues as a result of Midas’ agreement to lower Uni-Select’s royalty to match Canadian warranty claims. These declines were partially offset by higher sales of tires and batteries to Midas dealers through the Company’s alliances with Bridgestone-Firestone and Interstate Battery. During the first nine months of both fiscal 2005 and 2004, replacement part revenues were comprised of the distribution of exhaust products to AutoZone, Inc. in the U.S., Uni-Select Inc. in Canada and to certain independent exhaust distributors, as well as sales derived from the Company’s coordination and administration of certain merchandise programs on behalf of Midas dealers, including tires, batteries, shop equipment and oil. Product royalties reflect royalties earned on the sale of parts to Midas dealers by AutoZone, CarQuest and NAPA in the U.S. and Uni-Select in Canada.

The Company’s gross profit margin, including business transformation charges of $4.1 million, decreased to 55.7% in the first nine months of fiscal 2005. Excluding business transformation charges, the gross profit margin was 58.5% for the first nine months, up from 57.2% in the first nine months of fiscal 2004. The Company’s gross margin rate benefited from a more favorable sales mix during the first nine months of fiscal 2005, in which a higher percentage of revenues came from franchise royalties and company-operated shops, and a lower percentage of revenues were derived from lower margin wholesale sales (primarily exhaust and Bridgestone-Firestone tires). The Company resells Bridgestone-Firestone tires to Midas dealers at a small mark-up that is primarily intended to cover the cost of administering the merchandise program. In addition, warranty expense declined $1.7 million to $5.4 million or 3.6% of total sales for the first nine months of fiscal 2005 compared to $7.1 million or 4.7% of total sales in the first nine months of fiscal 2004. The decline in warranty expense is the result of lower retail sales of brakes and exhaust, as well as a reduction in the current year warranty reimbursement credit issued. The positive impact of a more favorable sales mix and lower warranty expense more than offset the negative margin impact of reduced gross margins in company-operated shops and lower margins from the sale of replacement parts and product royalties.

As noted earlier, during the first nine months of fiscal 2005, the Company entered into an agreement appointing AutoZone, Inc. as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. Midas also entered into an agreement with ArvinMeritor to sell certain IPC-branded exhaust assets. As a result of these agreements, Midas has ceased production at its exhaust manufacturing facility and expects to close its exhaust distribution operation in the first quarter of fiscal 2006. In connection with Midas’ exit from exhaust manufacturing and distribution, the Company recorded an inventory write-down of $4.1 million to reduce its exhaust inventory, including raw materials, to its expected net realizable value. This write-down was recorded as a cost of sales.

Selling, general and administrative expenses for the first nine months of 2005 increased $0.2 million, or 0.3%, from fiscal 2004 to $68.4 million. The slight increase in expenses primarily reflects the loss of sublease rental income on excess space at the Company’s corporate headquarters facility, higher operating costs in connection with the ongoing rollout to Midas dealers of certain retail initiatives and incremental amortization expense incurred due to the accelerated vesting of restricted stock as a result of the Company’s stock outperforming the S&P 500 in the one year period ended May 11, 2005. These expense increases were partially offset by lower costs incurred in the distribution of exhaust and lower expenses for company-operated shops as a result fewer shops and improved control over shop payroll expense.

During the first nine months of 2005, the Company recorded charges of $7.0 million as part of selling, general and administrative expense related to the Company’s ongoing business transformation process. These charges included $4.7 million for severance for exhaust manufacturing and distribution employees, $1.1 million to reflect a lower expected collection rate on receivables related to the exhaust business, $1.1 million to reflect the impairment and abandonment of exhaust-related fixed assets, and $0.1 million related to the wind-up of an hourly pension plan in Canada.

As a result of the above changes, operating income decreased $10.4 million to operating income of $7.3 million in the first nine months of 2005 from operating income of $17.7 million in the first nine months of 2004. Excluding the impact of the above described business transformation charges of $11.1 million, operating income for the first nine months of fiscal 2005 was $18.4 million compared to $17.7 million for the first nine months of 2004. Excluding the impact of business transformation charges, operating income margin increased to 12.4% in the first nine months of 2005 from 11.8% in the first nine months of 2004.

Interest expense decreased from $10.2 million in the first nine months of 2004 to $7.4 million in the first nine months of 2005 as a result of lower interest rates and a lower average total debt level than the same period of the prior year. During the first nine months of 2004, the Company recorded a loss on early extinguishment of debt of $4.7 million to reflect a write-off of the unamortized discount and financing fees related to a prior debt agreement.

During the first nine months of 2005, the Company recorded a gain on sale of $0.8 million to reflect the sale of the Company’s Huth exhaust equipment manufacturing operation and $1.9 million to reflect the partial recognition of the gain from the March 2005 sale and leaseback of the Company’s Chicago distribution facility. The remainder of the total

$4.5 million gain from the sale of the Chicago distribution center will be recognized over the term of the leaseback. In addition, the Company recorded a loss on disposition of exhaust manufacturing equipment assets of $0.7 million. These transactions resulted in a net gain on sale of assets of $2.0 million for the first nine months of fiscal 2005.

The Company’s effective tax rate was 37.3% in the first nine months of fiscal 2005 compared to 34.1% in the first nine months of fiscal 2004.

As a result of the above items, net income decreased $0.5 million from net income of $2.1 million in the first nine months of 2004 to net income of $1.6 million in the first nine months of 2005.

LIQUIDITY AND CAPITAL RESOURCES

Midas’ cash and cash equivalents increased $1.1 million in the first nine months of fiscal 2005.

The Company’s operating activities provided net cash of $3.0 million during the first nine months of fiscal 2005 compared to $12.9 million of cash generated in the first nine months of fiscal 2004. The year-over-year decrease of $9.9 million was primarily due to a $13.6 million increase in cash required by changes in assets and liabilities, a decrease of $1.7 million in amortization of debt discount and financing fees, a $2.0 million increase in gain on sale of fixed assets in 2005, a $1.1 million decrease in deferred tax benefit, a $0.8 million reduction in depreciation and amortization and a $0.5 million decrease in net income. Partially offsetting these amounts was a $9.8 million increase in business transformation costs, net of cash payments, and losses on early extinguishment of debt. The $13.6 million increase in cash required by changes in assets and liabilities was due to an increase in exhaust inventory (excluding write-downs) to facilitate the transition of the exhaust supply chain, a decline in accounts payable in the first nine months of fiscal 2005, higher growth in accounts receivable in 2005 due to normal seasonal growth, and an increase in long term notes receivable in connection with the securitization of certain overdue dealer receivables. The decline in accounts payable in the first nine months of fiscal 2005 reflected lower purchasing activity as a result of the Company’s exit from the exhaust manufacturing business. The change in accounts receivable in the first nine months of 2004 did not reflect normal seasonal growth due to the liquidation of receivables in connection with the Company’s exit from the traditional wholesale parts distribution business.

Investing activities provided $6.1 million of cash during the first nine months of fiscal 2005 compared to using $1.2 million of cash during the first nine months of fiscal 2004. Fiscal 2005 investing activities primarily consisted of $1.9 million in systems development projects and other capital expenditures, $0.5 million paid to acquire three Midas shops and other shop assets from a Midas dealer and $8.5 million in cash generated as the result of asset sales. The asset sales included the sale and leaseback of the Company’s remaining distribution facility in Chicago, the sale of the Company’s Huth exhaust equipment manufacturing operation and the re-franchising of seven company-operated shops. Fiscal 2004 investing activities primarily consisted of systems development projects and other capital expenditures.

Net cash used in financing activities was $8.0 million in the first nine months of fiscal 2005, compared to net cash used of $18.5 million in the first nine months of fiscal 2004. In fiscal 2005, the Company reduced total debt by $5.4 million, paid $7.2 million to repurchase shares of the Company’s common stock, and received $4.6 million in cash from the exercise of outstanding stock options. In fiscal 2004, the Company paid $2.1 million in financing fees, reduced total debt by $19.1 million, paid $0.4 million to repurchase shares of the Company’s common stock, and received $3.1 million in cash from the exercise of outstanding stock options.

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

On March 16, 2004, the Company entered into a three-year, $115 million credit facility to refinance its existing credit facility. This credit facility was initially comprised of a $55 million revolving credit facility and a $60 million term loan. The facility was secured by substantially all of the assets of the Company and was set to expire on March 16, 2007. The refinancing resulted in a loss on early extinguishment of debt of $4.7 million in the first quarter of fiscal 2004 due to the write-off of unamortized debt discount and financing fees. Interest on the $55 million revolving loan was initially payable monthly at LIBOR plus 3.25%. Interest on the $60 million term loan was initially payable monthly at LIBOR plus 3.5%. The interest rates floated based on the underlying rate of LIBOR and the Company’s leverage. The facility required maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. In addition, the agreement restricted capital expenditures and prohibited treasury stock purchases and the payment of dividends.

On November 5, 2004, the Company amended its March 2004 credit agreement to reduce the required principal amortization under the term loan, remove certain restrictive covenants, and reduce interest rates. As amended, the term loan required quarterly principal payments of $1.5 million and mandated prepayment of debt with the proceeds generated from the liquidation of assets in connection with the Company’s ongoing restructuring. The amendment also eased the Company’s restrictions on capital expenditures, allowed for stock repurchases and dividend payments, and reduced the interest rate on both the term loan and revolving loan by 50 basis points.

On October 27, 2005, the Company entered into a new five-year, unsecured $110 million revolving credit facility that further reduces interest rates, eliminates scheduled principal payments and significantly increases the Company’s capacity to make treasury stock repurchases and dividend payments. The new credit facility can be expanded to $140 million at the Company’s discretion with lender approval. Interest on the new revolving loan will be initially payable monthly at LIBOR plus 2.0%. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. The new facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. The refinancing will result in a net loss on early extinguishment of debt of approximately $0.7 million in the fourth quarter of fiscal 2005 due to the write-off of unamortized financing fees and the recognition of gains related to the Company’s interest rate hedge.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. The swap amount is reduced quarterly based on scheduled term loan principal amortization payments. As of October, 2, 2005, approximately $26.2 million of the remaining $44.3 million term loan balance was subject to this interest rate swap arrangement.

On November 9, 2004, the Midas Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million. The Company intends to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company purchased 297,300 shares under this program in the nine months ended October 1, 2005. In addition, 23,893 shares were surrendered in lieu of taxes upon the vesting of restricted stock. The Company paid approximately $7.2 million for the 321,193 shares acquired in the nine months ended October 1, 2005.

On November 4, 2005, the Company purchased 365,800 shares of common stock in a private transaction at a price of $20.00 per share.

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

In connection with the exit from exhaust manufacturing and distribution, the Company has also considered the increased likelihood that IPC and other customers may not pay amounts due. The Company recorded charges of $1.1 million in the first nine months of fiscal 2005 to reflect the impact of the Company’s exit from exhaust manufacturing and distribution on the collectibility of certain receivables.

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

As of October 1, 2005, the remaining fixed assets of the Hartford factory and Chicago distribution center are recorded at the lesser of their net book value or their net realizable value.

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at October 1, 2005. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“FAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. Statement No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on normal capacity of the production facilities. Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Based on the Company’s exit from exhaust manufacturing in the third quarter of fiscal 2005, the Company does not believe that adopting FAS 151 would have a material impact on the Company.

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

In June 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143,” or FIN 47. FIN 47 clarifies that a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 will be effective for the fourth quarter of 2005. The Company is currently evaluating the impact of FIN 47 on its financial statements.

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

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million of the Company’s $60 million term loan from a floating rate to a fixed rate, by locking-in LIBOR at 2.76% for the three-year term of the loan. As of October 1, 2005, approximately $26.2 million of the remaining $44.3 million term loan balance was subject to this interest rate swap arrangement. As of October 1, 2005, the fair value of the swap instrument was approximately $0.3 million net of taxes.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

During the third quarter, the Company identified a material weakness in its internal controls over financial reporting. The Company had ineffective controls over recording of liabilities related to third party franchisee notes payable assumed in connection with the acquisition of company-operated shops. This deficiency resulted in misstatements, specifically the understatement of a liability related to franchisee notes payable and an understatement of bad debt expense. This deficiency also resulted in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The assumption of third party franchisee notes payable in connection with the acquisition of company-operated shops that occurred in the first quarter is an unusual and infrequent event that has only occurred one time in the past five years. Although this control deficiency resulted in the error identified above, there was not a material misstatement of the Company’s consolidated financial statements in either of the quarters ended April 2, 2005 or July 2, 2005.

To remediate the material weakness referred to above, the Company promptly implemented additional controls and procedures during the third quarter to ensure that all liabilities assumed as part of future company-operated shop acquisitions will be identified and recorded at the time the acquisition transaction is completed. These procedures include a review of the detailed accounting for the transaction by the Chief Financial Officer of the Company, enhanced account reconciliation preparation and review procedures, and improved communication between operations and accounting personnel to allow for complete and timely communication of information to record non-routine transactions. The Company’s management believes that these actions and controls strengthened the Company’s disclosure controls and procedures, as well as the Company’s internal control over financial reporting.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures and its internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(b) Changes in internal controls over financial reporting.

Other than the measures discussed in the foregoing initiatives, there were no significant changes in internal controls during the most recent fiscal quarter that have materially affected internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 2005:
(July 3, 2005 through July 30, 2005)	—	—	—	$20,846,598
August 2005:
(July 31, 2005 through August 27, 2005)	70,700	$21.73	70,700	$19,310,277
September 2005:
(August 28, 2005 through October 1, 2005)	47,400	$20.43	47,400	$18,341,860
Total	118,100	$21.21	118,100	$18,341,860

(1)	On November 9, 2004, the Company publicly announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. As of October 1, 2005, 297,300 shares had been repurchased under this plan since its inception. Average price of shares repurchased under the plan was approximately $22.40.
(2)	Includes shares withheld to cover the withholding taxes upon the vesting of restricted stock. No such shares were withheld during the quarter, however a total of 23,893 shares were withheld in the first nine months of fiscal 2005.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

4.30	Credit Agreement, dated as of October 27, 2005, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, National City Bank of the Midwest, as Syndication Agent, and LaSalle Bank National Association, as Documentation Agent.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2005	/s/ Alan D. Feldman
Alan D. Feldman
President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Senior Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller