Form 10-K
period 2005-12-31
MIDAS INC
filed 2006-03-16
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to section 13 or section 15(d) of the Act    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.    Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $372.1 million.

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of February 28, 2006 was 15,584,961.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders of the Registrant (the “2006 Proxy Statement”) are incorporated by reference into Part III.

PART I

Item 1.	Business

As used herein, and except where the context otherwise requires, the terms “Midas” and the “Company” include Midas, Inc. and its consolidated subsidiaries. References to fiscal years are to years ended December 31, 2005 (“fiscal 2005”), January 1, 2005 (“fiscal 2004”) and January 3, 2004 (“fiscal 2003”).

Background

Midas is among the world’s largest and most recognized providers of automotive aftermarket services with over 2,600 shops globally, leading market positions in core retail service offerings and strong brand equity. Midas retail shops, which are operated by the Company, its franchisees and licensees, offer a comprehensive array of automotive repair and maintenance services. As of December 31, 2005, there were 1,799 North American shops located in all 50 U.S. states and all 10 Canadian provinces. The Company believes it is among the leaders in terms of market share in the U.S. automotive service industry (excluding tires, collision parts and parts for heavy duty trucks). Midas enjoys strong brand recognition, demonstrated by a consumer awareness rate of over 90%, and high levels of consumer loyalty through its lifetime warranty program. The Company also believes that its real estate operations provide a unique advantage by allowing control over a majority of the retail sites operating under the Midas brand.

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

Industry Overview

Midas competes in the approximately $140 billion U.S. automotive aftermarket industry, which includes replacement parts (excluding collision parts and parts for heavy trucks), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. Approximately 58% of this amount is from the sale of installed parts, while 26% is from labor and 16% is from the Do-It-Yourself (“DIY”) market. Midas participates in the installed parts and labor segments of the market. Midas does not participate in the DIY market.

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

Despite the improved durability of today’s vehicles, the Company believes that the U.S. automotive aftermarket is characterized by stable demand and is growing because of increases in the size and age of the country’s automotive fleet, as well as increases in the number of miles driven annually. Additionally, recent industry statistics indicate that there is more than $56 billion in neglected vehicle maintenance every year.

According to published industry information, the number of vehicles in use in the U.S. has grown every year since 1992, primarily as a result of steady annual increases in new light truck sales. In addition, the median age of vehicles in use continues to increase. From 1990 to 2005, the median age of cars in use grew from 6.5 years to 9.0 years. As the warranties for aging vehicles expire, automotive aftermarket service providers should be well positioned to benefit from the needs of owners to have their vehicles serviced. The aging of the vehicle population benefits the automotive aftermarket industry because older vehicles tend to require more maintenance and repair services.

Additionally, the increase in the aggregate number of miles driven annually has increased the maintenance requirements of cars and light trucks. According to the U.S. Department of Transportation, between 1990 and 2004, aggregate annual miles driven by cars and light trucks increased 37% from 1.99 billion to 2.73 billion. The Company expects this upward trend to continue.

Company Overview

Midas operates in a single business segment with retail, supply chain and real estate operations in support of automotive service shops. Retail operations consist of franchised and company-operated Midas shops in North America and licensed Midas shops in 17 other countries. Supply chain activities include providing value-added merchandising services to franchisees in which the Company establishes relationships with vendors who distribute products and equipment directly to Midas shops. Real estate activities include the development, ownership and leasing of Midas shops in North America.

Midas retail locations have historically operated as under car specialists focused on the replacement of exhaust, brakes, and shocks and struts. As recently as 1997, exhaust and brake repair services constituted 82% of Midas’ retail shop revenues in the U.S. market. As automobile manufacturers began to employ non-corrosive stainless steel exhaust systems in the mid 1980’s, the average life of an original equipment exhaust system began to increase from three years to over 10 years. As a result, beginning in the mid 1990’s, Midas’ core exhaust replacement business began to experience sustained revenue declines. This trend, combined with the increased technological complexity and durability of newer vehicles, has changed the nature of automotive repairs. Today, the services performed over the lifetime of a vehicle are more likely to be maintenance services and light repair work.

In response to these trends, the Company began to broaden its service menu in 1999, with the purpose of transforming itself from an under car specialist to a full-service automotive repair and maintenance provider, leveraging Midas’ strong brand name and nationwide presence.

In addition to managing the global Midas retail system, the Company historically distributed brake, shock, strut and other automotive parts to its dealers in North America through a network of automotive parts warehouses. Midas also manufactured and distributed exhaust products and equipment to Midas dealers and independent exhaust distributors. However, the dramatic decline in the retail exhaust business coupled with the broadening services menu and the emergence of quick delivery parts suppliers caused retail auto service providers, including Midas dealers, to gradually reduce their investments in parts inventories within their shops, preferring to source required auto parts only at the time the part was needed for a specific customer. As a result of these trends, the Company’s revenue from the wholesale distribution of parts declined and Midas’ wholesale distribution and exhaust manufacturing operations became unprofitable.

In fiscal 2003, Midas management redirected the Company’s strategic focus towards the core Midas retail operations. During that year, the Company shut down its network of parts distribution warehouses and outsourced parts distribution on behalf of Midas dealers in the U.S. and Canada. In fiscal 2005, the Company ceased production at its Hartford, Wisconsin exhaust manufacturing facility and began the process of liquidating all assets related to its exhaust manufacturing and distribution operation. Currently, Midas is in the process of executing the final shutdown of its exhaust warehouse in Chicago, Illinois, which is expected to be completed by the end of the first quarter of fiscal 2006.

With the Company’s exit from exhaust manufacturing and distribution nearly complete, Midas is now solely focused on the profitable growth of the Midas retail system. Management is committed to leveraging the strong Midas brand and the broad geographic presence of the Midas system towards establishing Midas as the pre-eminent full-service automotive repair and maintenance network.

A further discussion of Midas business activities and the ongoing transformation process follows.

Retail Auto Service Shops

The Midas system consists of more than 2,600 shops operated by the Company, its franchisees and its licensees under the Midas brand, providing automotive repair and maintenance services in the U.S., Canada, Europe, Australia, the Middle East, Latin America and the Caribbean. Midas believes it is the largest automotive aftermarket service retail franchise in the world, with 2,610 locations, of which 1,799 are located in the U.S. and Canada (hereinafter referred to as “North America”). Midas has locations in all 50 states and all 10 Canadian provinces. This results in substantial market coverage throughout North America and strong credibility for Midas’ North American lifetime warranty program.

The following table sets forth the number of North American franchised Midas shops, company-operated shops, and shops outside of North America, as of the end of each of the fiscal periods indicated:

Fiscal Year End	2005	2004	2003	2002	2001
North American franchised	1,730	1,761	1,811	1,848	1,896
North American company-operated	69	73	73	111	108
International franchised and licensed	811	801	789	755	731

Total	2,610	2,635	2,673	2,714	2,735

Midas shops are generally located in free-standing buildings in high traffic areas with good visibility and easy access to major roadways. The Company believes that its portfolio of real estate locations built over the past 50 years could not be easily replicated. Given the limited number of desirable repair shop locations and impediments to opening repair shops resulting from zoning and building code restrictions, as well as landlord and developer requirements, entry into the automobile repair market on a large-scale basis is difficult.

In support of the Midas retail network, the Company has an annual advertising budget that is one of the largest in the automotive aftermarket repair business. North American franchisees pay Midas monthly royalties of approximately 10% of retail sales. Midas is obligated to spend an amount equal to one-half of the royalty payments received from franchisees for advertising placed during the calendar year in which the royalties are received or during the following calendar year. In addition, Midas incurs supplemental advertising costs, primarily related to its company-operated shops, that are included in selling, general and distribution expenses. In fiscal 2005, total advertising spending was approximately $53.7 million.

In the U.S., Midas has strong brand equity in the automotive repair category. In 2005, approximately 65% of U.S. retail system sales were in categories where the Company believes it has the number one or number two market position as shown by its internal estimates of market share. According to Midas’ tracking studies, over 90% of consumers are familiar with the Midas brand name and Midas is among the leading brands mentioned of automotive repair providers.

An important feature of the Midas system is the requirement that the retail customer be provided a written lifetime warranty from Midas on certain products (namely brake friction, mufflers, shocks and struts) that will be honored at any Midas shop throughout North America. Each Midas shop is required to honor such warranties in accordance with their terms and with policies as issued from time to time by the Company. This ensures consistency throughout the Midas system.

The Company believes that its lifetime warranty program provides a competitive advantage over other automotive repair companies and independent service shops, and the breadth of Midas’ geographic coverage makes it difficult to duplicate the Midas program. This program generates recurring business from existing customers and promotes customer loyalty. The Company believes that many of its first time customers choose Midas based upon the lifetime warranty program. In addition, significant portions of exhaust, brake, shock and strut jobs performed at retail involve customers returning for warranty service. Importantly, warranty replacement work is profitable at the shop level as, in accordance with the terms of the warranty, customers are charged for labor plus other non-warranted parts necessary for the warranty replacement. Additionally, many of Midas’ customers returning for warranty service choose to spend substantial incremental dollars on additional services. The Company believes that its presence in all 50 states and all 10 Canadian provinces, coupled with the repeat business generated by its North American lifetime warranty program, can be leveraged to capture a larger percentage of automotive repair and maintenance services in segments other than exhaust, brakes and suspension/steering.

From its inception in 1956 through 1959, Midas focused exclusively on replacement of exhaust systems. On a national basis, Midas added shock replacement in 1960, brake repair in 1979 and alignment in 1988. Historical core business offerings included only exhaust systems, brakes, shocks and struts, steering and suspension. Midas estimates that the potential market for these core offerings is only 10% of the approximately $140 billion U.S. automotive aftermarket parts and services industry.

Beginning in 2000, Midas implemented a New Midas strategy, which included the roll out of new service categories and a renewed focus on customer service. Under the New Midas program, Midas expanded its retail offerings to include general repair, heat exchange products and climate control services. These New Midas categories more than doubled the size of Midas’ addressable market. Today, most Midas shops offer exhaust, brake, suspension, air conditioning, batteries and a wide variety of other routine maintenance services. Since 1997, Midas’ U.S. exhaust sales at retail have declined at an annual rate of 9.5% on a same store basis, but this deterioration has been more than offset by the expansion of Midas’ service offerings into the New Midas categories. Today, New Midas services account for approximately 35% of system-wide retail sales. Midas’ business strategy is to continue to expand these service offerings in the future and to further reposition the Midas brand as a source for total car care.

The following table compares the current Midas U.S. retail service mix with last year, five years ago and 20 years ago.

Changes in U.S. Retail Service Mix

	2005	2004	2000	1985
Exhaust	16%	17%	27%	58%
Brakes	41%	44%	44%	26%
Suspension, shocks and struts	8%	8%	11%	15%
New Midas categories	35%	31%	18%	1%

The broadening of retail service offerings has more than offset the continuing deterioration in the exhaust replacement market. As a result, the average sales of a Midas shop have increased over the past five years. The average U.S shop sales were approximately $589,000 in 2000 and $641,000 in 2005.

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

Midas is working in concert with franchisees to implement key retail initiatives in support of growing the maintenance services category and building long-term customer relationships. These initiatives are described in greater detail below.

Tires: In fiscal 2004, Midas successfully launched a major retail initiative to significantly expand Midas shop sales of tires and related tire services. In support of this objective, the Company formed an alliance with Bridgestone-Firestone to distribute tires directly to Midas shops throughout North America. As a result, U.S. comparable shop sales of tires and related tire services increased more than 25% in 2004 and increased an additional 40% in 2005. Currently, almost 1,300 shops in North America are consistently participating in the Company’s program with Bridgestone-Firestone and the participation level is continuing to expand. The total comparable shop sales performance of shops that actively participate in the Bridgestone-Firestone program has consistently exceeded the performance of shops not actively participating in the program. Going forward, the Company believes that sales of tires and related tire services will be a significant component of future revenue growth for the Midas system. In fiscal 2005, the sale of tires and related tire services comprised less than 4% of total Midas system sales in the U.S. Midas management expects that percentage to grow to 10% over the next several years.

Maintenance Services: During fiscal 2005, the Company began the roll out of a series of initiatives designed to build sales in maintenance services and increase repeat customer business. The program includes the standardization of the Midas oil change service and vehicle inspection process, providing all customers with suggested factory maintenance schedules and increasing the Midas shop’s focus and capabilities in fluid exchange services, which are an increasingly important component of factory scheduled maintenance. During the first nine months of 2005, a majority of Midas shops in North America were trained in the execution of key aspects of the new maintenance services program. In March 2005, Midas launched the new maintenance services program with a major national promotion. In addition, during 2005 the Company rolled out its customer relationship management (“CRM”) program, which utilizes direct marketing to generate more frequent shop visits from existing customers. In the past, such direct marketing efforts were inconsistent and not well targeted. With the 2005 rollout of the Midas CRM program, promotional offers are now directly marketed to customers based on specific customer needs and historical service activity. The initial results from the Company’s maintenance program have been positive. Oil change revenue increased approximately 16% in the U.S, and total comparable shop sales results at shops participating in the Company’s CRM program have outperformed results from shops not participating. However, maintenance services still represent less than 20% of the Company’s total retail sales in North America. The Company believes its recently launched maintenance initiatives and CRM program together represent a comprehensive approach to enhancing customer retention and increasing shop visit frequency, which are essential to driving the future growth in retail sales of the Midas system.

Fleet Sales: Midas is in the process of implementing a comprehensive program targeting fleet vehicle maintenance services. Fleet revenues from both national and local fleets currently represent only a small fraction of Midas’ total retail sales in North America. Midas believes the fleet market segment includes over 12 million vehicles in the U.S. and represents an addressable market of more than $6 billion based on the specific services which the Midas system currently offers. The Company believes that its national scope, high level of brand awareness, and broad-based competency in automotive repair and maintenance services will enable the Company to successfully compete for fleet vehicle maintenance service business. The Midas fleet program includes alliances with certain fuel card vendors, sales and marketing programs and an outsourced billing and collection solution. During 2005, the Company initiated the roll out of its fleet program to selected markets in the U.S. This roll out will continue in 2006.

Image Update: In connection with Midas’ ongoing retail transformation described above, the Company recently developed a major update to the Company’s shop image. The new image program was based on extensive customer research and incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into maintenance services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. Thus far, the new image has been rolled out to only a small number of shops. However, during fiscal 2006 and 2007, the Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage dealer acceptance of the new image program, the Company has developed an incentive program, including financial and project management assistance.

Future Growth of the Midas System in North America

Midas believes that growing the system shop count is essential. New shops bring new franchisees into the system, and increase the funds available for national advertising programs, benefiting all franchisees while helping to build the dominance of the Midas brand. Over the past decade, the Midas shop count in North America has declined as shop closings have outpaced new shop openings. However, the Company believes its efforts to embrace new services and modernize the Midas business model have created a platform for the profitable growth of shop revenues in the future.

During the past year, the Company invested in the rebuilding of its franchise development capabilities, and these investments will continue into fiscal 2006 and beyond. Inquiries into Midas franchise opportunities increased 52% in 2005 and the Company expects similar growth in inquiries in 2006. The Company, along with a major market planning consulting firm, is in the process of developing a comprehensive update to its market development plans for North America. The Company recently rolled out a package of targeted incentives available to current and prospective franchisees considering opening new shops. In addition, Midas believes the

Company has a significant opportunity to grow the Midas system though the conversion of independent service providers whose facilities and operating capabilities match the new Midas business model. Consequently, Midas has also developed a package of incentives to promote independent shop conversions. Midas recently began to target this opportunity through direct mail solicitation, communicating the advantages of joining the Midas system as well as the incentives available to those considering conversion. With the implementation of these franchise development programs, Midas believes that growth in new shop openings in North America is possible within the next 18 to 24 months.

Franchised Shops

As of December 31, 2005, there were 1,730 North American franchised shops, which were located in all 50 U.S. states and all 10 Canadian provinces. Approximately 650 franchise dealers operate these shops, with only one dealer having more than 31 shops. Over 58% of the franchised shops are owned and operated by dealers with five or fewer shop locations.

Midas franchisees are all subject to the Midas Franchise and Trademark Agreement and are obligated to operate their shops in accordance with Midas’ standards and policies. In North America, franchisees are required to maintain a sufficient quantity of Midas brand and Midas warranted products—principally mufflers, shock absorbers, struts and brake pads and shoes—adequate to meet the public demand for these products and to promptly fill customers’ requests for replacement under the terms of various Midas warranties. The Company makes Midas brand and warranted products and other automotive parts available to its franchisees through distribution agreements with certain automotive parts suppliers in the U.S. and Canada.

Midas supports the franchise dealer network with 27 district managers, six operations specialists and five regional managers. Each district manager covers approximately 64 shops and assists franchisees with operations execution, coordinates implementation of key retail initiatives, monitors compliance with franchise agreement parameters, and manages Midas’ training efforts.

A typical franchised Midas shop is approximately 4,000 square feet, has six service bays and generated annual revenues of approximately $647,000 in 2005.

Company-Operated Shops

The Company believes that owning and operating some Midas shops is an important element of a successful franchise system. Such ownership allows for the orderly transition of franchises, provides a valuable test-marketing platform for the rollout of new products and services, enables the Company to upgrade underperforming locations and helps to accelerate the successful transition of the entire Midas system to the “Vision 4-3-2-1” business model. Upon acquisition of a shop, Midas typically upgrades shop equipment, expands the services offered, installs new point-of-sale software, upgrades the quality of technicians, and enhances local marketing efforts.

During fiscal 2001 and 2002, Midas acquired 98 shops, including 52 underperforming shops in Florida that had been in bankruptcy. In fiscal 2003, the Company closed 14 company-operated shops and re-franchised an additional 24 shops. During fiscal 2005, the Company acquired three shops and re-franchised seven shops. As of December 31, 2005, the Company owned and operated 69 Midas shops in five states, with the largest concentrations in Florida (41 shops) and Colorado (15 shops). Going forward, the Company intends to maintain a core group of company-operated Midas shop locations. From time-to-time, on an opportunistic basis, Midas may acquire or re-franchise additional North American Midas shops.

The typical company-operated shop is staffed with a manager, an assistant manager or shop foreman, and three to four automotive service technicians. The company-operated shop business is managed by a Vice President/General Manager, a regional operations manager and 10 district managers.

The typical company-operated shop is approximately 4,000 square feet, has six service bays and generated annual revenues of approximately $528,000 in fiscal 2005. The average revenues at company-operated shops are lower than the average franchised shop primarily due to the purchase of underperforming shops in Florida during the fourth quarter of 2001. These shops had emerged from Chapter 11 bankruptcy at the time of acquisition and generated annual revenues substantially below the chain average.

International Operations

In October 1998, Midas sold its franchising and company-operated shop businesses in Europe and South America to Magneti Marelli, S.p.A., a member of the Fiat Group, for $100 million, and entered into a licensing agreement for the ongoing use of the Midas trademarks and know-how. As part of the licensing agreement, Magneti Marelli agreed to pay Midas a fixed, U.S. dollar denominated license fee through 2007, after which the fee will be variable based upon a percentage of retail sales. Midas realized $9.3 million in international license fees under this agreement in fiscal 2005, representing approximately 4.8% of consolidated revenue and 95% of operating income. Under the variable fee arrangement, that amount would have been reduced to approximately $4 million. In September 2004, Fiat Group sold the Midas franchising and company-operated shop businesses in Europe and South America to Norauto Group S.A. of France, a major European automotive service provider. As part of this transaction, Norauto assumed the existing Magneti Marelli licensing arrangement with Midas. In fiscal 2000, Midas completed the sale of its Australian operations, which consisted of both franchised and company-operated shops. Midas also has international licensees in Mexico, Honduras and in the Caribbean. The Company is seeking ways to leverage the value of the global Midas brand through development of additional licensee relationships throughout the world.

As of December 31, 2005, there were approximately 811 Midas shops located in Europe, Australia, the Middle East, Latin America and the Caribbean. The Company meets periodically with its international licensees to ensure compliance with licensing agreements, communicate operating and marketing best practices and share the Company’s vision for future growth and development.

For financial information about the principal geographic areas in which the Company operates, see Note 13 of Notes to Financial Statements included elsewhere in this Annual Report.

R.O. Writer Software System

In January 2001, the Company acquired the assets of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry shop management software sold under the name R.O. Writer. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the system. The Company believes this software helps to promote operational consistency and excellence throughout the Midas system. As of December 31, 2005, the R.O. Writer system was installed in 974 Midas shops, comprising approximately 54% of Midas system locations throughout North America. Additionally, the system has been installed in several thousand non-Midas auto service shops in the United States.

Supply Chain

The Midas system in North America is supported by the Company’s supply chain activities. Midas provides value-added merchandising services to franchisees by establishing relationships with vendors who distribute products and equipment directly to Midas shops. Historically, Midas was much more directly involved in the supplying of automotive parts and equipment to Midas dealers. For most of its history through late 2003, the Company supplied a broad range of automotive parts to Midas dealers in North America through its network of regional parts distribution centers and quick delivery sites. In addition, the Company manufactured exhaust products and equipment, which were distributed to Midas dealers and other non-Midas customers. During 2003, Midas exited the parts distribution business and outsourced these activities to AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada. In fiscal 2005, the Company ceased production at its Hartford, Wisconsin exhaust manufacturing facility and sold its exhaust manufacturing assets.

A further discussion of the Company’s current and former supply chain activities follows:

Value-Added Merchandising Services

On behalf of its franchised and company-operated shops, Midas establishes relationships with large vendors of automotive replacement parts and arranges for the distribution of these products directly to Midas shops. Most dealers’ parts sourcing needs are addressed through Midas’ relationships with major full-line automotive replacement parts suppliers in the U.S. and Canada. The Company’s most significant supply relationships are with AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada. These vendors each provide Midas dealers with weekly delivery of replacement parts to Midas retail shops, as well as access to just-in-time parts delivery through a broad network of quick-delivery parts distribution sites across North America. The Company believes its supply agreements with these companies enable Midas dealers to purchase high quality replacement auto parts at favorable pricing. In the U.S., the Company also has preferred supply agreements with the National Automotive Parts Association (“NAPA”) and CarQuest Corporation. These additional automotive parts supply relationships were established primarily to expand the geographic scope of just-in-time parts delivery options available to Midas dealers throughout the U.S. Under each of these agreements, the vendor bills the purchasing shop directly. In addition, Midas receives royalties on the sale of all products sold by AutoZone, NAPA and CarQuest to Midas dealers in the U.S. and all products sold by Uni-Select to Midas dealers in Canada. The royalties are recorded as revenue with no offsetting cost of goods sold. These royalties are used to offset costs associated with the Midas lifetime warranty program.

In addition to the above described full-line parts supply arrangements, Midas has established relationships with certain other suppliers to support the more specialized sourcing needs of Midas dealers. Currently, these include the Company’s agreements with Bridgestone-Firestone, Interstate Battery and Shell Oil for the distribution of tires, batteries and bulk oil and chemicals, respectively. The Company also maintains relationships with key equipment vendors to provide Midas dealers with cost-competitive access to shop equipment. Under most of these arrangements, Midas bills the franchise dealers for the product purchased from the vendor, and then the Company, in turn, pays the vendor for the product. Midas records the sale of the product and holds the related accounts receivable. The Company’s gross margins on these purchasing arrangements are very low, and the gross profit is primarily intended to cover administrative costs and potential bad debts that might arise from the sale of these products. In the past, the sales of products under these purchasing arrangements represented a small percentage of the overall Midas wholesale product sales. However, with the Company’s closure of the traditional wholesale operations in fiscal 2003, the percentage of wholesale revenues attributable to these purchasing arrangements increased significantly in the past two fiscal years and the overall gross margin percent achieved by the Company on wholesale product transactions has declined as a result. While the Company receives a small gross margin related to these purchasing arrangements, Midas also receives royalties on the ultimate sale of these products to consumers at retail in the Midas system.

Manufacturing and Distribution of Exhaust Products

The Company historically manufactured Midas brand exhaust products for sale to franchisees and resale at Midas shops. Additionally, Midas manufactured certain exhaust products under the IPC and Ravin’ brand names for sale to independent exhaust distributors. These products included mufflers and specialty exhaust pipes manufactured by Midas at its Hartford, Wisconsin factory. The Company also manufactured and sold shop equipment under the Huth trademark.

In fiscal 2004, Midas management determined that exhaust manufacturing no longer represented a strategic fit for the Company’s evolving retail-focused business model and announced its intention to sell its IPC exhaust distribution business and exit exhaust manufacturing. In March 2005, the Company sold its Huth exhaust equipment manufacturing business. In May 2005, the Company entered into an agreement appointing AutoZone as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. As a result of this agreement, exhaust products in the U.S. are now supplied to AutoZone by the Light Vehicle Aftermarket division of ArvinMeritor and have replaced Midas brand products that were manufactured by Midas and sold to

Midas shops by AutoZone. In addition, under a separate agreement, ArvinMeritor agreed to purchase certain IPC brand exhaust assets from Midas. The conversion of Midas dealers in the U.S. from Midas brand exhaust products to Arvin brand exhaust products was completed prior to the close of fiscal 2005.

In December 2005, the Company announced a similar exhaust supply agreement in Canada with Uni-Select, establishing them as the exclusively endorsed supplier of Walker brand exhaust products to Midas shops in Canada. As a result of this agreement, exhaust products in Canada are now supplied to Uni-Select by the Walker Exhaust division of Tenneco Automotive and are replacing Midas brand products that were manufactured by Midas and sold to Midas shops in Canada by Uni-Select. The Company expects to complete this exhaust transition in Canada by the end of the first quarter of fiscal 2006.

During the third quarter of 2005, Midas ceased production at its Hartford, Wisconsin exhaust manufacturing facility. However, Midas continues to operate its exhaust distribution warehouse in Chicago, Illinois in order to provide Midas brand exhaust products to Midas dealers in Canada prior to their ultimate conversion to their new exhaust supply programs. It is expected that all remaining exhaust inventory and equipment will be sold and liquidated in the first quarter of 2006 and that the facility will be closed by March 31, 2006.

When completed, Midas expects that its exit from the manufacturing and distribution of exhaust products will result in a reduction in total company revenues and an increase in the Company’s operating margin relative to historical levels. However, through the first quarter of fiscal 2006, the Company expects to generate operating losses in its exhaust distribution operation prior to its final shut-down.

Midas believes that its exit from exhaust manufacturing will best enable the Company to ensure that Midas franchisees have access to competitively priced, high-quality exhaust products going forward and allow the Company to continue providing the long-standing Midas lifetime warranty on mufflers.

Wholesale Auto Parts Distribution

Since its inception through fiscal 2003, the Company operated a wholesale auto parts distribution network comprised of regional distribution centers located throughout North America. At the beginning of 2003, Midas operated a network of 12 distribution centers throughout the U.S. and Canada which provided Midas shops with Midas and non-Midas brand products, and wholesale distributors with IPC and Evergard branded products. Midas’ distribution centers focused on serving the weekly replenishment requirements of Midas shops, delivering high volume auto parts at significant savings to wholesale and just-in-time alternatives. Parts distributed through these distribution centers were shipped on a weekly basis to Midas shops and other customers.

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

In recognition of this shift in the way customers were purchasing replacement parts, in fiscal 2000, the Company launched Parts Warehouse, Inc. (“PWI”), a network of small, quick-delivery warehouses to serve the growing just-in-time parts requirements of Midas and non-Midas professional installers. The Company believed that the PWI network, with parts sourced from the traditional wholesale distribution centers, would create value for the Midas franchise system by reducing its franchisees’ inventory investment, offering franchisees a discount on just-in-time parts (versus other competing just-in-time suppliers), and enhancing the integrity of the Midas lifetime warranty by ensuring franchisees access to high quality parts. The typical PWI site was approximately 5,000 square feet, carried 13,000 unique SKUs and was located in low-cost, non-retail areas. At the beginning of 2003, the Company operated 77 PWI locations.

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

Real Estate

Midas Realty Corporation (“Midas Realty”), a wholly-owned subsidiary, leases real estate that is subleased to franchisees and owns real estate in the U.S. and Canada that is leased to franchisees. In circumstances where Midas does not own or lease real estate for Midas shops, Midas Realty enters into contingent operating lease agreements or other forms of real estate control in order to ensure its ability to take possession of the real estate used by Midas shops in the event of a franchisee termination. This allows the Company to maintain control of a shop location in the event of a franchisee termination and prevents re-branding of a location to a competitive branded repair facility or an independent repair facility. As of December 31, 2005, Midas owned 224 retail locations, leased 504 locations and used other forms of real estate control over an additional 740 locations. This provides effective control over 1,468 of the 1,799 Midas shops in North America, or approximately 82%.

The Company believes that its portfolio of real estate locations built over the past 50 years could not be easily replicated. Given the limited number of desirable repair shop locations and impediments to opening repair shops resulting from zoning and building code restrictions, as well as landlord and developer requirements, entry into the automobile repair market on a large-scale basis is difficult.

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

An initial franchise fee is charged upon execution of a Franchise Agreement. In opening a Midas shop, a franchisee makes additional expenditures relating to fixtures, machinery and equipment and initial product inventory. Historically, none of the fees and expenses were financed by Midas and, with the exception of a portion of the initial franchise fee, none is refundable. In order to promote new shop development, Midas is offering an incentive for new shops opened in North America during 2006 and 2007. This incentive provides funding for a limited amount of equipment and leasehold improvements, and allows the franchisee to pay the initial franchise fee in four equal annual installments. Incentive programs like this may be offered in other parts of the world from time to time.

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

Machinery, Fixtures, Inventory and Other Goods. Midas recommends shop equipment such as lifts, tire and alignment equipment, lathes, racking and tools necessary to outfit a Midas shop for operation, which can be purchased from Midas or from other sources. In North America, franchisees are required to maintain a sufficient quantity of Midas brand and Midas warranted products—principally mufflers, shock absorbers, struts and brake pads and shoes—adequate to meet the public demand for these products and to promptly fill customers’ requests for replacement under the terms of various Midas warranties. Midas makes these products available to franchisees through its distribution agreements with AutoZone in the U.S. and Uni-Select in Canada.

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

Shop Management Software. Midas offers R.O. Writer shop management software to its U.S. dealers through its wholly-owned subsidiary Progressive Automotive Systems. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the software. Midas offers the software and associated ongoing support to its dealers in exchange for a monthly fee. As of December 31, 2005, the software had been installed in 974 Midas shops in the U.S.

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

Proprietary Information

Midas holds various patents, trademarks, trade names and copyrights, none of which, other than the Midas name, is considered by Midas to be material to its financial condition and results of operations. Midas vigorously defends the Midas name throughout the world, and the name is registered as a trademark in approximately 95 countries in addition to the U.S. Midas also owns certain trade secrets including product catalogs, price lists, training manuals and inventory systems.

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

Customers

Historically, the Midas business has not been dependent upon a single customer or small group of customers. However, as a result of the Company’s decision to outsource the distribution of Midas brand products and other replacement parts, a significant portion of the Company’s replacement part sales and product royalties during 2004 and 2005 were derived from two customers: AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada. As distributors of Midas exhaust products in the U.S. and Canada during 2005 and 2004, they purchased exhaust products from Midas for resale to Midas dealers. In fiscal 2005, AutoZone accounted for approximately 7% of total Midas sales and revenues and Uni-Select accounted for approximately 3% of total sales and revenues. In fiscal 2004, AutoZone accounted for approximately 11% of total Midas sales and revenues and Uni-Select accounted for approximately 4% of total sales and revenues. With the Company’s recent exit from exhaust manufacturing and distribution, revenues from these two customers will become a much smaller percentage of total Midas revenues as they will include only product royalties on products sold to Midas franchisees.

Seasonality

Midas has historically experienced the greatest demand for its services in the second and third quarters of the fiscal year. The seasonality is due to increased driving miles during the summer months, as well as more severe weather in the winter months in certain parts of North America, which can make it more difficult for customers to travel to Midas shops to obtain services. In fiscal 2005 and 2004, the second and third quarters accounted for approximately 51% and 52%, respectively of annual sales and revenues. However, in fiscal 2003, the closure of PWI stores and the liquidation and sale of wholesale inventory related to the outsourcing of parts distribution resulted in only 50% of sales being generated in the second and third quarters.

Excluding the effects of unusual items such as gains on asset sales and business transformation charges, the second and third quarters of fiscal 2005 represented 61% of the Company’s annual net income. In fiscal 2004, 75% of the Company’s annual net income, excluding unusual items, was derived from the second and third quarters. In fiscal 2003, the combined net loss of the second and third quarters, excluding unusual items, represented 28% of the annual net loss. The Company expects the seasonality of its quarterly earnings will continue.

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

Employees

As of December 31, 2005, Midas had approximately 597 employees, including 33 employees working at the Company’s exhaust distribution facility that will close in the first quarter of 2006. Approximately 20 of the exhaust distribution facility employees are covered by collective bargaining agreements that expire in fiscal 2006. Midas considers its relationships with employees to be good. Midas franchisees hire and are responsible for their own employees.

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

Item 1A.	Risk Factors

In addition to the factors discussed elsewhere in this annual report, the following are some of the important factors that could cause Midas’ actual results to differ materially from those projected in any forward-looking statements:

Midas relies on franchising for a substantial portion of its operating revenues. The failure of Midas franchisees to successfully operate stores consistent with Midas’ standards would have a material adverse effect on Midas’ profitability.

Midas relies on franchising for a substantial portion of its operating revenues. Therefore, Midas’ business is dependent on the ability of its franchisees to deliver high quality services. Midas franchisees are independent contractors and are not Midas employees. The Company provides training and support to its franchisees, but the quality of franchised store operations may be diminished by any number of factors beyond Midas’ control. Midas has been modifying its business model, which requires Midas franchisees to perform more technologically complex repairs and maintenance than historically has been the case, and which requires greater investment in personnel and equipment. Consequently, not all Midas franchisees may successfully operate stores in a manner consistent with Midas’ standards and requirements or hire and train qualified managers, technicians and other store personnel. If they do not, Midas’ image and reputation may suffer, and system-wide sales and profitability could decline.

The failure to comply with applicable franchise laws could have a material adverse effect on Midas’ financial condition and results of operations.

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

Midas is a leveraged company that utilizes debt to fund its business.

The Company currently has substantial debt on its balance sheet. The financing provided to the Company is subject to covenants that require Midas to maintain a certain net worth and maintain compliance with certain leverage ratios. If Midas does not perform in accordance with these covenants, the institutions providing the funds have the option to withdraw their funding support. There can be no assurances that Midas will remain in compliance with its debt covenants in the future. In addition, Midas’ current financing agreement expires on October 27, 2010. There can be no assurances that the Company will be able to refinance its existing credit facility when it expires in fiscal 2010.

Virtually all of Midas’ revenues outside of North America are derived from license fees from one customer and the loss or reduction of these fees would have a material adverse effect on Midas’ net income.

Virtually all of Midas’ revenues outside of North America are derived from Midas’ master licensee in Europe and South America (previously Fiat Group S.p.A. and now Norauto Group S.A. of France). As part of the licensing agreement, Midas receives a fixed, U.S. dollar denominated license fee through 2007, after which the fee will be variable based upon a percentage of retail sales. Midas realized $9.3 million in international license fees under this agreement in fiscal 2005, representing approximately 4.8% of consolidated revenue and 95% of operating income. Under the variable fee arrangement, that amount would have been reduced to approximately $4 million. The loss of these licensing fees due to an adverse change in Midas’ relationship with Norauto or in Norauto’s business would have a material adverse effect on Midas’ net income.

Failure to successfully implement Midas’ new business model will have a material adverse effect on Midas’ financial condition and results of operations.

Midas is in the process of repositioning from a business model focused on the servicing and replacement of mufflers, brakes, shock absorbers and struts to a model that encompasses a complete line of services, including climate control, electrical, chassis and maintenance services. While Midas has made substantial progress in broadening its services, it has not yet been widely successful in developing ongoing relationships with its customers. As a result of the change in business model, company-operated and franchised shops have had to make, and will have to continue to make, investments in training, new personnel and equipment. As a result of the inability of certain franchisees to adapt to the changing environment and successfully adopt the new business model, the Company has in some cases reacquired franchises to prevent the closing of these shops. While the Company believes that the selective acquisition of certain franchises is consistent with the implementation of its business model, the long term success of the Company depends upon the ability of the Company’s franchisees to profitably implement the new business model. While comparable shop sales have been maintained or improved at shops that have made the transition to the new business model, there can be no assurance that the change in the long run will be successfully marketed, that consumers will accept the new model or that the remaining shops will be willing to or can successfully make the transition to the new format.

Midas depends on supply chain alliances to distribute products to its franchisees and on the royalty payments from these suppliers. Failure of these companies to reliably distribute automotive parts to Midas shops would have a material adverse effect on Midas’ profitability.

During fiscal 2003, Midas entered into long-term supply arrangements with AutoZone and Uni-Select to distribute Midas brand products and other replacement auto parts to its franchisees throughout North America. In addition, the Company has significant supply chain alliances with NAPA, CarQuest and Bridgestone-Firestone. Midas depends on these companies to reliably distribute automotive parts to Midas shops on a timely basis. Failure on the part of these companies, particularly AutoZone, to execute their distribution obligations to the satisfaction of Midas dealers could lead to a disruption in Midas franchisees’ operations, which would have a material adverse effect on the Company’s franchise revenues. A reduction in purchases by Midas dealers of the products distributed by these companies would also result in lower product royalty revenue for the Company, which the Company depends on to offset the costs of its Midas’ lifetime guarantee.

Midas operates in a highly competitive market and the failure of Midas franchisees to effectively compete would have a material adverse effect on Midas’ financial condition and results of operations.

The automotive services industry is highly fragmented and highly competitive. Numerous direct competitors exist for Midas’ retail auto service shops. Midas shops compete with national, regional and local specialty chains, both franchised and company-owned, car dealerships, independent repair shops and service bays of mass merchandisers. The Company believes the principal competitive factors in the markets served by Midas shops are, in no particular order, customer service and reputation, shop location, name awareness and price. Midas also competes with businesses of the types noted above and with other parties in the sale of franchises. Competitive factors include startup costs, royalty rates, franchisee support and the financial performance of existing franchises. Many of the Company’s competitors are large and have a substantially longer operating history than Midas. Many competitors have greater financial resources than the Company. The failure of Midas or individual Midas shops to compete effectively would have a material adverse effect on Midas’ financial condition and results of operations.

Advances in automotive technology could adversely affect demand for Midas’ services.

The demand for the services offered by Midas shops could be adversely affected by continuing developments in automotive technology. Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals. For example, some manufacturers now recommend that consumers change oil at 10,000 mile intervals and replace spark plugs and other engine components at 100,000 miles, a significant increase from the mileage intervals recommended for earlier models and those currently recommended by most manufacturers. In addition, the improvement in original equipment manufacturers’ parts quality has in the past reduced, and may in the future reduce, demand for Midas products and services, adversely affecting Midas sales. Improvement in the quality of parts manufactured may extend the useful lives and warranties of those parts and may reduce demand for Midas products and services by decreasing the frequency of replacement or refurbishment of those parts. In turn, longer and more comprehensive warranty programs offered by automobile manufacturers and other third parties also could adversely affect the demand for Midas services. The Company believes that a majority of new automobile owners have their cars serviced by a dealer during the period the car is under warranty. In addition, advances in automotive technology continue to require Midas to incur additional costs to update its technical training program and upgrade the diagnostic capabilities of Midas shops.

A downturn in the economy may delay or reduce consumer purchases of Midas products and services, which would adversely affect the Company’s revenues.

Many factors affect the level of consumer spending on automotive services, including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of regular service interval maintenance generally are reduced during recessionary periods when disposable income is lower.

A decline in the usage of automobiles would adversely affect demand for Midas’ products and services.

While the number of automobiles registered in the U.S. has steadily increased, a reduction in the number of miles driven by automobile owners would adversely affect the demand for Midas products and services. For example, when the retail cost of gasoline increases, the number of miles driven by automobile owners typically decreases, which historically has resulted in less frequent service intervals and fewer repairs.

The failure to comply with consumer protection regulations would have a material adverse effect on Midas’ financial condition and results of operations.

National automotive repair chains have been the subject of investigations and reports by consumer protection agencies and the Attorneys General of various states. Publicity in connection with such investigations can have an adverse effect on the financial condition and results of operations of a company. In addition to such investigations, state and local governments have enacted numerous consumer protection laws and the failure to comply with these laws would have a material adverse effect on Midas’ financial condition and results of operations.

Midas is subject to seasonality in its results of operations.

Midas’ business is seasonal in nature. The Company has historically experienced lower revenues during the first and fourth quarters. In particular, severe weather in winter months may make it difficult for consumers in affected parts of the country to travel to Midas shops to obtain services.

Midas must commit resources to maintain and develop its brand. The failure to maintain the Midas brand would have a material adverse effect on Midas’ financial condition and results of operations.

If Midas fails to continue maintaining and developing the Midas brand name, future revenues would be adversely affected. The Company believes that maintaining and developing the Midas brand name is critical to its success and that the importance of brand recognition may increase as competitors offer products and services similar to Midas’ products and services. Midas incurs substantial marketing expenditures to create and maintain brand loyalty as well as increase awareness of its brand. If Midas’ brand-building strategy is unsuccessful, these expenses may never be recovered, and Midas may be unable to increase its future revenues or implement its business strategy.

Failure to protect Midas’ intellectual property would reduce its competitiveness.

Midas relies on trademark, trade secret, patent and copyright law to protect its intellectual property, including the Midas brand name. Midas cannot be sure that these intellectual property rights can be successfully asserted or will not be invalidated, circumvented or challenged in the future. In addition, the laws of some of the foreign countries in which Midas’ products and services are or may be sold do not protect the Company’s intellectual property rights to the same extent as the laws of the United States. Midas’ failure to protect its proprietary information, and any successful intellectual property challenges or infringement proceedings against Midas, could make Midas less competitive and could have a material adverse effect on its business, financial condition and results of operations.

Inability to respond to consumer demands would adversely affect Midas’ results of operations.

An inability to respond to changes in consumer demands in a timely manner would adversely affect the Company’s revenues, and a failure to make continuous and successful new product and service introductions would result in declines in financial performance. Midas’ success in general, and at Midas shops in particular, depends on its ability to identify, originate and define automotive product and service trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Midas’ automotive products and services must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Midas may not be able to continue to develop appealing automotive products and services or meet changing consumer demands in the future. If Midas or its franchisees misjudge the market for automotive products and services, the Company or its franchisees may be faced with excess inventories and sunk training and equipment costs for certain automotive products and services and missed opportunities for other products and services.

The failure to comply with extensive environmental regulation applicable to Midas would have a material adverse effect on its financial condition and results of operations.

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

The failure to attract and maintain an adequate supply of skilled labor would have a material adverse effect on Midas’ financial performance.

The provision of high quality services by Midas shops requires an adequate supply of skilled labor. In addition, the operating costs and operating revenues of such shops may be adversely affected by high turnover in skilled technicians. Trained and experienced automotive technicians are in high demand. In addition, the expansion of the Midas business model from muffler and brake service to more complicated automotive repairs has required many franchised and company-operated shops to hire highly skilled full-service automobile technicians. Accordingly, a shop’s ability to increase productivity and revenues could be affected by its inability to attract and maintain the employment of skilled technicians necessary to provide the shop’s services. If Midas or its franchisees are unable to attract and maintain the adequate skilled labor force necessary to operate these shops efficiently, or if labor expenses increase as a result of a shortage in the supply of skilled technicians, Midas’ financial performance would be adversely affected.

Midas’ performance may be affected by acts of war or terrorism

War or terrorist activities or the threat of them may increase the cost of doing business or otherwise impact Midas’ financial performance.

Item 1B.	Unresolved Staff Comments

The Company has no unresolved Staff Comments.

Item 2.	Properties

Midas owns and leases real estate in various communities throughout North America that it uses for company-operated shops or leases and sub-leases to franchisees. As of December 31, 2005, Midas owned 224 retail locations, leased 504 locations and used other forms of real estate control over an additional 740 locations. This provides effective control over 1,468 of the 1,799 Midas shops in North America, or approximately 82%.

Midas leases office space in Itasca, Illinois, where its corporate headquarters are located. Midas relocated its corporate headquarters in fiscal 1999 and subleased its former headquarters in Chicago, Illinois.

Midas owns one 185,000 square foot manufacturing facility in Hartford, Wisconsin, which was the site of the Company’s former exhaust manufacturing operation. The Company is currently seeking a buyer for the facility. As of December 31, 2005, the Company leased a distribution center in Chicago, Illinois. This facility serves as the central distribution warehouse for Midas’ exhaust distribution operation, which is expected to close by the end of the first quarter of fiscal 2006. This facility had been owned by the Company but was sold and leased back on a short term basis in March 2005. The current lease for this facility expires in April 2006. As part of its business transformation process, the Company closed 11 wholesale parts distribution centers during fiscal 2003. As of March 1, 2006, Midas continues to pay rent at one previously closed warehouse facility. The lease for that facility expires in August 2006. Operating leases for all other closed warehouse facilities expired or were disposed of prior to March 1, 2006.

At the beginning of fiscal 2003, Midas leased 70 sites in connection with the Company’s PWI parts distribution operation. These locations were stand-alone facilities averaging 5,000 square feet and with lease terms ranging from one to five years plus option periods. During fiscal 2003, the Company disposed of the PWI operation through the sale or closure of all locations. The Company has disposed of 66 of the 70 leased PWI locations through lease expiration, assignment or buyout. Of the remaining four PWI locations, three are currently subleased.

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

The Midas Common Stock is listed on the New York Stock Exchange under the symbol “MDS”. As of February 17, 2006, there were 5,933 holders of record of the Common Stock. Information about the high and low prices of Midas Common Stock is shown below.

	High	Low
Fiscal 2005
1st Quarter	$23.11	$18.08
2nd Quarter	24.00	21.53
3rd Quarter	24.74	19.60
4th Quarter	20.79	17.65
Fiscal 2004
1st Quarter	$20.00	$13.92
2nd Quarter	20.07	17.25
3rd Quarter	18.25	14.59
4th Quarter	20.60	16.10

Midas has not paid a dividend during the last three fiscal years and has no plans to pay a dividend in the future.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 2005: (October 2, 2005 through October 29, 2005)	—	—	—	$18,341,860
November 2005: (October 30, 2005 through November 26, 2005)	411,605	$19.98	410,500	$10,140,085
December 2005: (November 27, 2005 through December 31, 2005)	1,228	$19.01	—	$10,140,085

Total	412,833	$19.98	410,500	$10,140,085

(1)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. As of December 31, 2005, a total of 707,800 shares had been repurchased under this plan since its inception. All of these repurchases were made during fiscal 2005. The average price of shares repurchased under the plan was approximately $20.99.
(2)	Includes shares withheld to cover the withholding taxes upon the vesting of restricted stock. In the fourth fiscal quarter of 2005, a total of 2,333 shares were withheld to cover withholding taxes and, for the full year 2005, a total of 26,226 shares were withheld.

Item 6.	Selected Financial Data

The following table presents selected historical financial information of Midas. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of Midas and the notes thereto. The operating results data set forth below for fiscal years 2005, 2004 and 2003 and the balance sheet data as of the end of fiscal 2005 and 2004 are derived from, and are qualified by reference to, the audited financial statements of Midas included herein, and should be read in conjunction with those financial statements and the notes thereto. The operating results data for fiscal years 2002 and 2001 and the balance sheet data as of the end of fiscal 2003, 2002 and 2001 are derived from audited financial statements of Midas not included herein.

Fiscal Year	2005	2004	2003	2002	2001
	(In millions, except share data)
Operating results data:
Sales and revenues	$192.5	$197.5	$311.0	$333.0	$331.5
Operating income (loss)	9.8	20.0	(100.2)	(44.2)	29.1
Income (loss) before income taxes	3.2	3.6	(124.7)	(55.0)	20.6
Net income (loss)	2.2	4.1	(76.2)	(33.6)	12.6
Earnings (loss) per share—diluted	$0.13	$0.26	$(4.93)	$(2.25)	$0.85
Dividends declared per share	$—	$—	$—	$—	$0.08
Balance sheet data:
Total assets	$239.2	$252.0	$283.4	$370.7	$403.1
Obligations under capital leases and long-term debt	70.1	75.1	98.9	141.0	142.2
Finance lease obligations	36.8	37.6	38.3	39.1	—
Total shareholders’ equity	49.5	48.9	36.1	104.6	140.1
Other data (a):
Operating income (loss)	$9.8	$20.0	$(100.2)	$(44.2)	$29.1
Plus business transformation charges (b)	12.3	1.2	101.2	62.3	4.8

Operating income before business transformation charges	22.1	21.2	1.0	18.1	33.9
Operating margin before business transformation charges	11.5%	10.7%	0.3%	5.4%	10.2%

(a)	The Company believes such additional information is useful to investors because it is used by management to measure financial performance on an operating basis. Such measures are not in accordance with generally accepted accounting principles.
(b)	In late 2002, the Company began a process to exit wholesale parts distribution and to redirect the Company’s strategic focus towards the core franchising business. This included outsourcing the Company’s traditional wholesale business, the closure of 77 PWI locations and the closure of the Company’s exhaust manufacturing facility. These and other actions led to significant business transformation charges in fiscal 2002, 2003 and 2005. Business transformation costs for fiscal years 2003 through 2005 are described in Note 2 of Notes to Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents, for the fiscal periods indicated, selected financial information as a percentage of total sales and revenues.

	Percentage of Sales and Revenues
Fiscal Year	2005	2004	2003
Franchise royalties and license fees	33.5%	31.6%	19.6%
Real estate revenues	18.7	18.5	11.7
Company-operated shop retail sales	19.2	18.3	13.4
Replacement part sales and product royalties	26.9	30.2	54.8
Other	1.7	1.4	0.5

Sales and revenues	100.0	100.0	100.0
Cost of sales and revenues	41.2	42.3	55.6
Business transformation charges (warranty reserve)	—	—	12.4
Business transformation charges (inventory related)	2.7	0.2	6.0

Gross profit	56.1	57.5	26.0
Selling, general and administrative expenses	47.3	47.0	44.1
Business transformation charges	3.7	0.4	14.1

Operating income (loss)	5.1	10.1	(32.2)
Other income, net	0.5	0.2	0.3
Loss on early extinguishment of debt	(0.2)	(2.4)	(0.5)
Gain on sale of assets, net	1.5	0.3	0.5
Interest expense	(5.2)	(6.4)	(8.2)

Income (loss) before income taxes	1.7	1.8	(40.1)
Income taxes (benefit)	0.6	(0.3)	(15.6)

Net income (loss)	1.1%	2.1%	(24.5)%

Company Overview

Midas operates in a single business segment with retail, supply chain and real estate operations in support of automotive service shops. Retail operations consist of franchised and company-operated Midas shops in North America and licensed Midas shops in 17 other countries. Supply chain activities include providing value-added merchandising services to franchisees in which the Company establishes relationships with vendors who distribute products and equipment directly to Midas shops. Real estate activities include the development, ownership and leasing of Midas shops in North America.

Midas retail locations have historically operated as under car specialists focused on the replacement of exhaust, brakes, and shocks and struts. As recently as 1997, exhaust and brake repair services constituted 82% of Midas’ retail shop revenues in the U.S. market. As automobile manufacturers began to employ non-corrosive stainless steel exhaust systems in the mid 1980’s, the average life of an original equipment exhaust system began to increase from three years to over 10 years. As a result, beginning in the mid 1990’s, Midas’ core exhaust replacement business began to experience sustained revenue declines. This trend, combined with the increased technological complexity and durability of newer vehicles, has changed the nature of automotive repairs. Today, the services performed over the lifetime of a vehicle are more likely to be maintenance services and light repair work.

In response to these trends, the Company began to broaden its service menu in 1999, with the purpose of transforming itself from an under car specialist to a full-service automotive repair and maintenance provider, leveraging Midas’ strong brand name and nationwide presence.

In addition to managing the global Midas retail system, the Company historically distributed brake, shock, strut and other automotive parts to its dealers in North America through a network of automotive parts warehouses. Midas also manufactured and distributed exhaust products and equipment to Midas dealers and independent exhaust distributors. However, the dramatic decline in the retail exhaust business coupled with the broadening services menu and the emergence of quick delivery parts suppliers caused retail auto service providers, including Midas dealers, to gradually reduce their investments in parts inventories within their shops, preferring to source required auto parts only at the time the part was needed for a specific customer. As a result of these trends, the Company’s revenue from the wholesale distribution of parts declined and Midas’ wholesale distribution and exhaust manufacturing operations became unprofitable.

In fiscal 2003, Midas management redirected the Company’s strategic focus towards the core Midas retail operations. During that year, the Company shut down its network of parts distribution warehouses and outsourced parts distribution on behalf of Midas dealers in the U.S. and Canada. In fiscal 2005, the Company ceased production at its Hartford, Wisconsin exhaust manufacturing facility and began the process of liquidating all assets related to its exhaust manufacturing and distribution operation. Currently, Midas is in the process of executing the final shutdown of its exhaust warehouse in Chicago, Illinois, which is expected to be completed by the end of the first quarter of fiscal 2006.

With the Company’s exit from exhaust manufacturing and distribution nearly complete, Midas is now solely focused on the profitable growth of the Midas retail system. Management is committed to leveraging the strong Midas brand and the broad geographic presence of the Midas system towards establishing Midas as the pre-eminent full-service automotive repair and maintenance network.

The Midas Business Transformation

During fiscal 2003, Midas developed and began to implement a plan to dramatically restructure the Company’s operations and re-direct the Company’s strategic focus towards the Midas retail system. This plan is intended to transform the Company by improving profitability, enhancing the competitive position of the Midas retail system, strengthening the Company’s balance sheet and reducing future capital requirements. This transformation encompasses fundamental changes in the way Midas dealers are supplied with Midas brand products and other replacement auto parts, a re-definition of the service relationship between Midas dealers and their customers, and a shift in the way the Company approaches its relationship with Midas franchisees.

Certain aspects of the transformation were completed in fiscal 2003 while others continued into fiscal 2004 and 2005. During 2003, the Company outsourced the wholesale distribution of Midas brand products and other replacement parts, closed all but one of the Company’s regional distribution centers, disposed of its PWI quick-delivery distribution locations through sale or closure, closed or re-franchised 34 company-operated shops, and significantly reduced corporate administrative overhead. In connection with the Company’s ongoing transformation, management determined that exhaust manufacturing and distribution no longer represented a strategic fit for the Company’s evolving retail-focused business model, and in October 2004 announced its intention to sell its IPC exhaust distribution business and exit exhaust manufacturing. In May 2005, the Company entered into an agreement appointing AutoZone, Inc. as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. Midas also entered into an agreement with ArvinMeritor to sell certain IPC-branded exhaust assets. In December 2005, the Company announced a similar exhaust supply agreement in Canada with Uni-Select, establishing it as the exclusively endorsed supplier of Walker brand exhaust products to Midas shops in Canada. As a result of these agreements, Midas ceased production at its Hartford, Wisconsin exhaust manufacturing plant during the third quarter of fiscal 2005. Midas continues to operate its exhaust distribution warehouse in Chicago, Illinois in order to provide Midas brand exhaust products to Midas dealers in Canada prior to their ultimate conversion to their new exhaust supply programs. It is expected that all remaining exhaust inventory and equipment will be sold and liquidated in the first quarter of 2006 and that the facility will be closed by March 31, 2006.

When completed, the Company expects that Midas’ exit from exhaust manufacturing and distribution will have the effect of further reducing overall Company revenues and expenses compared to current and historical levels, and will increase the Company’s operating margin. However, the Company expects to generate operating losses in its exhaust distribution operation prior to its final shut-down during early 2006.

In connection with the above described business transformation activities, the Company recorded business transformation charges of $177.0 million during the past four fiscal years, including $12.3 million in fiscal 2005.

The Midas business transformation, and the resulting changes to the way the Company does business, will continue through fiscal 2006 and beyond. The ultimate objective of the Midas business transformation was established in 2003 and is reflected in Midas’ 2010 vision of “4-3-2-1.” Midas management is working towards achieving:

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

Retail Transformation

The Midas system of retail service shops has historically operated as an under car specialist focused primarily on the replacement of exhaust, brakes, shocks and struts. Consequently, much of the work performed by Midas shops represented one-time repair transactions. However, improvements in the quality of original equipment parts and the technological complexity of automobiles over the past decade have changed the nature of automotive repair. The services performed over the lifetime of today’s vehicles are more likely to be scheduled maintenance services and light repair work. The Company’s initial response to these trends was to promote the expansion of services offered by Midas dealers. This program was known as the New Midas and was launched in fiscal 2000. While the Midas retail system has made substantial progress in broadening its services, it has not yet been widely successful in developing ongoing service relationships with its customers.

Going forward, Midas is focused on becoming less dependent upon one-time repair transactions and more focused on building long-term customer relationships. The Company is transforming itself from a repair business that offers maintenance service, into a maintenance business that performs repairs. To this end, the Company has re-defined the core services of the Midas system to now encompass exhaust, brakes and maintenance. In fiscal 2004, Midas successfully launched a major retail initiative to significantly expand Midas shop sales of tires and related tire services. During fiscal 2005, the Company rolled out a series of initiatives designed to enhance the Midas system’s ability to build revenue from retail maintenance services. These initiatives included the standardization of the Midas oil change service and vehicle inspection process, providing all customers with factory maintenance schedules and increasing the Midas shop’s focus and capabilities in fluid exchange services. In addition, the Company is rolling out a national customer relationship management program in which dealers utilize targeted promotional mailings to increase shop visit frequency among existing customers and more efficiently establish relationships with new customers. Finally, the Company is developing a comprehensive program targeting the fleet vehicle maintenance market segment. This program is designed to leverage the national scope of the Midas system and equip dealers with the necessary tools to build sustainable fleet service revenues.

In connection with Midas’ ongoing retail transformation, the Company recently developed a major update to the Company’s shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image during 2006 and 2007, the Company is offering to provide a subsidy of approximately $2,600 per shop. As a result, Midas management expects that the implementation of this program will result in additional business transformation costs each quarter during fiscal 2006 and 2007. Midas believes the total charges will be less than $4 million.

The initial results from this retail transformation have been encouraging. The Company has achieved positive comparable shop sales in the U.S. for eleven consecutive quarters. Comparable shop sales in Canada increased during the most recent three consecutive quarters, which was the first consecutive three quarter increase since 2001. In addition, total overall Midas system revenues in the U.S. grew in both 2004 and 2005 after declining each year from 1997 to 2003. The Company believes that, with its sharpened focus on retail execution within the Midas system, it can accelerate the positive sales trends going forward and begin to grow the overall Midas system shop count.

Supply Chain Transformation

Historically, the Company supported the Midas franchise network with manufacturing of certain exhaust products and distribution of Midas brand products and other replacement auto parts on a weekly basis to its retail shops in North America. The Company distributed these products through a network of regional wholesale parts distribution centers. Additionally, as dealers began to source more product on a just-in-time basis, the Company supported numerous Midas dealers through its network of 77 PWI quick-delivery locations. Together, these two wholesale operations provided a significant portion of the typical Midas dealer’s ongoing parts sourcing needs. However, the combined wholesale operation generated operating losses, driven by eroding sales of traditional wholesale products, especially exhaust, and start-up losses associated with newer PWI locations. Furthermore, as of the end of fiscal 2001, the Company still needed to build an additional 150 to 200 PWI locations to adequately cover Midas dealers across North America.

In response to the operating losses and significant capital requirements of these wholesale operations, Midas determined that continuing to support the traditional Midas wholesale distribution operation and the growth of the PWI network was no longer financially viable, and that the parts sourcing needs of Midas shops could be better served by outsourcing the distribution of Midas brand parts in the U.S. and Canada. Thus, during fiscal 2003, Midas closed its traditional Midas wholesale parts distribution and PWI quick-delivery operations and appointed AutoZone, Inc. and Uni-Select Inc. as the exclusive distributors of Midas brand products in the U.S. and Canada, respectively. The Company’s agreements with AutoZone and Uni-Select provide for the weekly distribution of replacement parts to Midas retail shops, consistent with the service previously provided by the Company’s traditional wholesale operation. The Company believes these agreements enable Midas dealers to purchase both Midas brand product and other replacement auto parts at favorable pricing, and provide dealers with access to just-in-time parts delivery through a broad network of quick-delivery parts distribution sites across North America.

Under its agreements with AutoZone and Uni-Select, the Company receives royalties on the sale of all products sold by AutoZone and Uni-Select to Midas dealers throughout North America. These royalties are intended to offset the cash expenses associated with the lifetime warranty issued on certain products. Since the initial outsourcing of weekly parts distribution to Midas shops, the Company also has established preferred supply agreements with the National Automotive Parts Association (“NAPA”) and CarQuest Corporation. These additional automotive parts supply relationships were established primarily to expand the geographic scope of just-in-time parts delivery options available to Midas dealers throughout the U.S. Midas receives royalties on the sale of all products sold by AutoZone, NAPA and CarQuest to Midas dealers in the U.S. and all products sold by Uni-Select to Midas dealers in Canada. The royalties are recorded as revenue with no offsetting cost of goods sold.

In fiscal 2005, the Company sold its IPC exhaust distribution business and exited exhaust manufacturing. Midas believes that exhaust manufacturing no longer represents a strategic fit for the Company’s evolving retail-focused business model. Midas believes that exiting exhaust manufacturing will best enable the Company to ensure that Midas franchisees have access to competitively priced, high-quality exhaust products going forward and allow the Company to continue providing the long-standing Midas lifetime warranty on mufflers. In May 2005, the Company entered into an agreement appointing AutoZone as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. As a result of this agreement, exhaust products in the U.S. are now supplied to AutoZone by the Light Vehicle Aftermarket division of ArvinMeritor and have replaced Midas brand products that were manufactured by Midas and sold to Midas shops by AutoZone. In addition, under a separate agreement, ArvinMeritor agreed to purchase certain IPC brand exhaust assets from Midas. The conversion of Midas dealers in the U.S. from Midas brand exhaust products to Arvin brand exhaust products was completed prior to the close of fiscal 2005.

In December 2005, the Company announced a similar exhaust supply agreement in Canada with Uni-Select, establishing them as the exclusively endorsed supplier of Walker brand exhaust products to Midas shops in Canada. As a result of this agreement, exhaust products in Canada are now supplied to Uni-Select by the Walker Exhaust division of Tenneco Automotive and are replacing Midas brand products that were manufactured by Midas and sold to Midas shops in Canada by Uni-Select. The Company expects to complete this exhaust transition in Canada by the end of the first quarter of fiscal 2006.

During the third quarter of 2005, Midas ceased production at its Hartford, Wisconsin exhaust manufacturing facility. However, Midas continues to operate its exhaust distribution warehouse in Chicago, Illinois in order to provide Midas brand exhaust products to Midas dealers in Canada prior to their ultimate conversion to their new exhaust supply programs.

The Company is in the process of liquidating all assets related to the manufacturing and distribution of exhaust and expects to close its Chicago exhaust distribution facility by the end of the first quarter of fiscal 2006.

Through this transformation of the Midas supply chain, the Company has eliminated operating losses and working capital requirements associated with its former exhaust manufacturing and wholesale parts distribution operations. In the new business model, the Company is focused on working cooperatively with franchisees to ensure access to high quality parts at favorable prices, while generating product royalties that require little working capital investment and support the financial health of the Midas lifetime warranty program.

Corporate Transformation

With the outsourcing of the Company’s wholesale distribution and PWI operations during fiscal 2003, and the Company’s more recent exit from exhaust manufacturing and distribution, Midas’ corporate direction is focused on the Midas retail system. Now and in the future, all of the Company’s operations and activities are assessed based on their contribution to the overall corporate goal of building a successful retail system in North America and the world. As part of the Company’s restructuring activities, all corporate positions have been evaluated. Consistent with the Company’s new strategic focus, there has been a significant reduction in the total number of employees across all operations, from approximately 1,900 employees at the close of fiscal 2002 to approximately 600 employees at the end of fiscal 2005.

In addition to the decrease in the total number of employees, the nature of the work performed has changed, as existing roles have been re-defined. For example, whereas before this transformation process began, the Company’s franchise system district managers were engaged in monitoring compliance with various wholesale initiatives, today their roles are focused on assisting Midas franchisees and coordinating the rollout of key retail initiatives that enhance the profitable growth of the Midas system. In addition, the Midas franchise development function has been re-constituted with additional staff and resources. Since the mid-1990’s, this function had not been a focus of the Company. Going forward, Midas management is focused on re-establishing the Company’s capacity to organically grow the Midas franchise system throughout North America and the world.

This corporate transformation continues to evolve based on the needs of the retail system. Midas continues to take the steps necessary to eliminate excess administrative expense and focus all management efforts on the new corporate direction. Midas management has committed to reducing selling, general and administrative expense (before changes in company-operated shop count) by $12 million over the next three years, including an expected $6 million reduction in 2006.

Financial Transformation

As of the end of fiscal 2002, Midas was a highly leveraged company with substantial investments in fixed assets and working capital. Midas’ wholesale distribution operations, including the traditional Midas wholesale operation and the PWI network, were both generating operating losses. The combined wholesale distribution operation had over $90 million in merchandise inventory, and the Company held more than $20 million in accounts receivable generated by wholesale activity. Furthermore, the Company maintained its investment in 12 regional distribution centers and 77 PWI locations with ongoing capital expenditures. Facing continuing losses in the wholesale operations, Midas determined that continuing to support the traditional Midas wholesale distribution operation and PWI network was no longer financially viable, and that the parts sourcing needs of Midas system dealers could be better served by outsourcing the distribution of Midas brand products and other replacement parts in the U.S. and Canada. As a result, during fiscal 2003 Midas closed all but one of its regional distribution centers, disposed of all of its PWI locations through sale or closure and liquidated the related wholesale inventory and accounts receivable. In fiscal 2005, the Company exited exhaust manufacturing and is currently in the process of closing its exhaust distribution warehouse and liquidating all remaining assets related to exhaust manufacturing and distribution.

The liquidation of fixed assets, inventory and accounts receivable from the Company’s former wholesale distribution and manufacturing operations, as well as the significant improvement in the Company’s operating performance, has enabled Midas to reduce total debt by approximately $73 million since December 2002. As a result, Midas was able to refinance its credit facilities in March 2004 and again in October 2005 at much more favorable terms. Prior to 2005, Midas’ credit facilities were secured by substantially all of the Company’s assets, contained restrictive covenants, substantially limited or disallowed stock repurchases, dividend payments and capital investments, and required mandatory principal repayments. The new Midas credit facility is unsecured, allows for stock repurchases and dividends based on operating cash flow performance, and has no mandatory principal repayment schedule.

Total Midas sales and revenues will decline in fiscal 2006 as a result of the exit from exhaust manufacturing and distribution. However, Midas management believes the exit from exhaust manufacturing and distribution will be accretive to earnings and free cash flow, while further reducing the Company’s investment in fixed assets and working capital. Management believes this new business model is capable of generating substantial free cash flow from operations with relatively low working capital and capital expenditure requirements. The Company intends to utilize some of this free cash flow to grow the Midas retail system. However, Midas management also believes that a portion of this free cash flow can be used to repurchase shares of the Company’s stock. In November 2004, the Company announced that the Board of Directors had authorized a share repurchase plan for the repurchase of up to $25 million in Midas stock. During fiscal 2005, the Company repurchased $14.9 million in stock as part of this plan. In the future, the Company intends to continue to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions.

Business Transformation Charges

The charges recorded in association with the Company’s business transformation process in fiscal years 2005, 2004 and 2003 are summarized in the following tables:

Business transformation charges by strategic initiative

Fiscal Year	2005	2004	2003
Exit from exhaust manufacturing	$12.2	$—	$—
Rationalization of company-operated shops	—	0.1	20.6
Redesign of the wholesale distribution network	0.1	1.1	70.6
Severance and administrative costs	—	—	10.0

Total business transformation charges	$12.3	$1.2	$101.2

Business transformation charges by activity

Fiscal Year	2005	2004	2003
Warranty reserve establishment	$—	$—	$38.5
Inventory related	5.2	0.4	18.7
Goodwill write-off and impairment	—	—	11.4
Accounts receivable write-down	0.8	—	9.3
Fixed asset write-off and impairment	1.1	—	6.1
Severance and other separation costs	4.7	(0.1)	5.4
Non-recoverable lease costs	—	—	4.3
Warehouse and other closure costs	0.3	—	2.9
Financing costs	—	—	0.9
Pension asset write-down	0.1	0.8	2.0
Other costs	0.1	0.1	1.7

Total business transformation charges	$12.3	$1.2	$101.2

Additional information regarding each of the business transformation costs listed in the above summary is presented in Note 2 of Notes to Financial Statements.

International Operations

In October 1998, Midas sold its franchising and company-operated shop businesses in Europe and South America to Magneti Marelli, S.p.A., a member of the Fiat Group, for $100 million, and entered into a licensing agreement for the ongoing use of the Midas trademarks and know-how. As part of the licensing agreement, Magneti Marelli agreed to pay Midas a fixed, U.S. dollar denominated license fee through 2007, after which the fee will be variable based upon a percentage of retail sales. Midas realized $9.3 million in international license fees under this agreement in fiscal 2005, representing approximately 4.8% of consolidated revenue and 95% of operating income. In September 2004, Fiat Group sold the Midas franchising and company-operated shop businesses in Europe and South America to Norauto Group S.A. of France, a major European automotive service provider. As part of this transaction, Norauto assumed the existing Magneti Marelli licensing arrangement with Midas. Midas also has international licensees in Mexico, Honduras and in the Caribbean. The Company is seeking ways to leverage the value of the global Midas brand through development of additional licensee relationships throughout the world.

Fiscal Reporting Periods

Fiscal years 2005 and 2004 were each comprised of 52 weeks, while fiscal 2003 was comprised of 53 weeks.

Results of Operations—Fiscal 2005 Compared to Fiscal 2004

Total Company sales and revenues for fiscal 2005 decreased $5.0 million, or 2.5%, from fiscal 2004 to $192.5 million. Within the retail auto service business, royalty revenues and license fees increased $2.0 million, or 3.2%, from 2004. This year-over-year increase was driven by a $1.7 million increase in Canadian royalties and license fees primarily due to revenue recognized from delinquent franchisees and a more favorable exchange rate, a 2.3% comparable shop increase in system-wide Midas retail sales and higher international royalties, partially offset by a year-over-year decline in total shop count. Sales from company-operated shops increased $0.9 million, or 2.5%, above fiscal 2004. The sales increase primarily reflects an increase in comparable shop sales of approximately 6.1%, which was partially offset by a net reduction of the number of shops in operation during the year compared to fiscal 2004. Revenues from real estate leases decreased slightly to $36.0 million. The decrease primarily reflects a net reduction in shops subject to real estate rental agreements relative to fiscal 2004, partially offset by rent increases and a more favorable exchange rate on Canadian rental income.

Replacement part sales and product royalties decreased $8.0 million to $51.7 million from $59.7 million in fiscal 2004. Product royalties reflect royalties earned on the sale of parts to Midas dealers by AutoZone, NAPA and CarQuest in the U.S. and Uni-Select in Canada. The decrease primarily reflects a $12.3 million decrease in revenues from exhaust manufacturing and distribution as a result of the Company’s exit from exhaust distribution in the U.S. during the second half of 2005. In addition, product royalty revenues declined as a result of Midas’ agreement to lower Uni-Select’s royalty to match Canadian warranty claims. These declines were partially offset by a $5.7 million increase in sales of products such as tires and batteries to Midas dealers through the Company’s alliances with supply chain partners including Bridgestone-Firestone and Interstate Battery. During both fiscal 2005 and 2004, replacement part revenues were comprised of the distribution of exhaust products to AutoZone, Inc. in the U.S., Uni-Select Inc. in Canada and to certain independent exhaust distributors, as well as sales derived from the Company’s coordination and administration of certain merchandise programs on behalf of Midas dealers, including tires, batteries, shop equipment and bulk oil.

The Company’s gross profit margin, including business transformation charges of $5.2 million, decreased to 56.1% in fiscal 2005. Excluding business transformation charges in both 2005 and 2004, the gross profit margin was 58.8% for fiscal 2005 up from 57.7% in fiscal 2004. The Company’s gross margin benefited from a more favorable sales mix during fiscal 2005, in which a higher percentage of revenues came from franchise royalties and company-operated shops, and a lower percentage of revenues were derived from lower margin wholesale sales (primarily exhaust and Bridgestone-Firestone tires). The Company resells Bridgestone-Firestone tires to Midas dealers at a small mark-up that is primarily intended to cover the cost of administering the merchandise program. In addition, warranty expense declined $0.9 million to $6.1 million or 3.2% of total sales for fiscal 2005 compared to $7.0 million or 3.5% of total sales in fiscal 2004. The decline in warranty expense is the result of the Company’s vendors assuming responsibility for the warranty on certain products, lower retail sales of brakes and exhaust, as well as a reduction in the warranty redemption and reimbursement rates for brakes. The positive impact of a more favorable sales mix and lower warranty expense more than offset the negative margin impact of reduced gross margins in company-operated shops and lower margins from the liquidation of exhaust inventory.

During fiscal 2005, the Company entered into an agreement appointing AutoZone as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. In December 2005, the Company announced a similar exhaust supply agreement in Canada with Uni-Select, establishing them as the exclusively endorsed supplier of Walker brand exhaust products to Midas shops in Canada. In addition, during the year Midas entered into an agreement with ArvinMeritor to sell certain IPC-branded exhaust assets. As a result of these agreements, Midas ceased production at its exhaust manufacturing facility in the third quarter of fiscal 2005 and expects to close its exhaust distribution operation in Chicago, Illinois in the first quarter of fiscal 2006. In connection with Midas’ exit from exhaust manufacturing and distribution, the Company recorded inventory related charges of $5.2 million primarily to reduce its exhaust inventory, including raw materials, to its expected net realizable value. This write-down was recorded as a cost of sales.

Selling, general and administrative expenses for 2005 decreased $1.8 million, or 1.9%, from fiscal 2004 to $91.0 million. The slight decrease in expenses primarily reflects lower costs incurred in the distribution of exhaust and lower expenses for company-operated shops as a result fewer shops and improved control over shop payroll expense. These savings were partially offset by the loss of sublease rental income on excess space at the Company’s corporate headquarters facility, higher operating costs in connection with the ongoing rollout to Midas dealers of certain retail initiatives and higher bad debt expense.

During 2005, the Company recorded charges of $7.1 million as part of selling, general and administrative expense related to the Company’s ongoing business transformation process. These charges included $4.7 million for severance for exhaust manufacturing and distribution employees, $1.1 million to reflect the impairment and abandonment of exhaust-related fixed assets, $0.8 million to reflect a lower expected collection rate on receivables related to the exhaust business, $0.3 million of charges pertaining to the wind down of warehouse operations, $0.1 million related to the wind-up of an hourly pension plan in Canada, and $0.1 million in other restructuring costs.

As a result of the above changes, operating income decreased $10.2 million to operating income of $9.8 million in 2005 from operating income of $20.0 million in 2004. Excluding the impact of the above described business transformation charges of $12.3 million, operating income for fiscal 2005 was $22.1 million compared to $21.2 million for 2004. Excluding the impact of business transformation charges, operating income margin increased to 11.5% in 2005 from 10.7% in 2004.

Interest expense decreased from $12.7 million in 2004 to $10.0 million in 2005 as a result of lower interest rates on the Company’s debt and a lower average total debt level than the prior year. The Company refinanced its debt in October 2005 resulting in a net loss on early extinguishment of debt of approximately $0.3 million in the fourth quarter of fiscal 2005 due to the write-off of unamortized financing fees, which was partially offset by the recognition of gains related to the Company’s interest rate hedge. During 2004, the Company recorded a loss on early extinguishment of debt of $4.7 million to reflect a write-off of the unamortized discount and financing fees related to a prior debt agreement.

During 2005, the Company recorded a gain on sale of $0.8 million to reflect the sale of the Company’s Huth exhaust equipment manufacturing operation and $2.7 million to reflect the partial recognition of the gain from the March 2005 sale and leaseback of the Company’s Chicago distribution facility. The remainder of the total $4.5 million gain from the sale of the Chicago distribution center will be recognized over the term of the leaseback agreement, which ends in April 2006. In addition, the Company recorded a loss on disposition of exhaust manufacturing equipment assets of $0.7 million. These transactions resulted in a net gain on sale of assets of $2.8 million for fiscal 2005. In fiscal 2004, the Company recorded a gain on sale of $0.6 million in connection with the sale of a distribution facility in December 2004.

The Company’s effective tax rate was 32.3% in fiscal 2005 compared to negative 13.5% in fiscal 2004. The current year effective tax rate reflects a reduction from the Company’s statutory tax rate of 38.7% as a result of the reversal of a tax contingency established in connection with prior asset sales.

As a result of the above items, net income decreased $1.9 million from net income of $4.1 million in 2004 to net income of $2.2 million in 2005.

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

In fiscal 2004, the Company recorded a gain on sale of $0.6 million in connection with the sale of a distribution facility in December 2004.

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

Liquidity, Financial Condition and Capital Resources

Following is a summary of the Company’s cash flows from operating, investing and financing activities for fiscal 2005 and 2004, respectively (in millions):

Fiscal Year	2005	2004
Cash provided by operating activities before cash outlays for business transformation costs and total changes in assets and liabilities	$26.8	$25.7
Cash outlays for business transformation costs	(5.8)	(8.2)
Total changes in assets and liabilities	(9.7)	3.2

Net cash provided by operating activities	11.3	20.7
Net cash provided by (used in) investing activities	6.0	(1.4)
Net cash used in financing activities	(16.8)	(25.8)

Net change in cash and cash equivalents	$0.5	$(6.5)

The Company’s cash management system permits the Company to make daily borrowings and repayments on its line of credit. This allows Midas to minimize interest expense and to maintain a cash balance close to zero. Midas’ cash and cash equivalents increased $0.5 million in fiscal 2005.

The Company’s operating activities provided net cash of $11.3 million during fiscal 2005 compared to $20.7 million of cash generated in fiscal 2004. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash from operating activities increased slightly from $25.7 million in 2004 to $26.8 million in 2005. Cash outlays for business transformation costs decreased from $8.2 million in 2004 to $5.8 million in 2005. Cash outlays in 2004 were primarily related to the shutdown of the Company’s wholesale distribution business. Cash outlays in 2005 were primarily related to the Company’s exit from exhaust manufacturing. As of December 31, 2005 the Company has a remaining liability for business transformation charges recorded of $4.3 million, the majority of which will be paid out in 2006.

Changes in assets and liabilities swung from a $3.2 million source of cash in 2004 to a $9.7 million use of cash in fiscal 2005. The $12.9 million change was due to a decline in accounts payable in fiscal 2005, an increase in accounts receivable compared to a decrease in 2004, a decline in inventories in 2004, and an increase in long term notes receivable in connection with the securitization of certain overdue dealer receivables, partially offset by a smaller decline in accrued expenses. The decline in accounts payable in fiscal 2005 reflected lower purchasing activity as a result of the Company’s exit from the exhaust manufacturing business. The decline in accounts receivable in 2004 reflected the liquidation of receivables in connection with the Company’s exit from the traditional wholesale parts distribution business. The decline in inventory in 2004 reflected the liquidation of inventory in connection with the Company’s exit from the traditional wholesale parts distribution business. The significant decline in accrued expenses in 2004 was due to the recognition in 2004 of an international royalty pre-payment that was deferred at the end of fiscal 2003.

Investing activities provided $6.0 million of cash during fiscal 2005 compared to using $1.4 million of cash during fiscal 2004. Fiscal 2005 investing activities primarily consisted of $3.4 million in systems development projects and other capital expenditures, $0.5 million paid to acquire three Midas shops and other shop assets from a Midas dealer and $9.9 million in cash generated as the result of asset sales. The asset sales included the sale and leaseback of the Company’s remaining distribution facility in Chicago, the sale of the Company’s Huth exhaust equipment manufacturing operation, the re-franchising of seven company-operated shops, and the sale of machinery and equipment associated with the Hartford manufacturing plant. Fiscal 2004 investing activities primarily consisted of systems development projects and other capital expenditures, partially offset by cash generated from the sale of a closed warehouse.

Net cash used in financing activities was $16.8 million in fiscal 2005, compared to net cash used of $25.8 million in fiscal 2004. In fiscal 2005, the Company reduced total debt by $5.8 million, paid $15.4 million to repurchase shares of the Company’s common stock, paid $0.4 million in financing fees, and received $4.8 million in cash from the exercise of outstanding stock options. In fiscal 2004, the Company paid $2.1 million in financing fees, reduced total debt by $26.9 million, paid $0.4 million to repurchase shares of the Company’s common stock, and received $3.6 million in cash from the exercise of outstanding stock options.

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

On October 27, 2005, the Company entered into a new five-year, unsecured $110 million revolving credit facility that further reduces interest rates, eliminates scheduled principal payments and significantly increases the Company’s capacity to make treasury stock repurchases and dividend payments. The new credit facility can be expanded to $140 million at the Company’s discretion with lender approval. Interest on the new revolving loan is initially payable monthly at LIBOR plus 2.0%. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. The new facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. The refinancing resulted in a loss on early extinguishment of debt of approximately $0.3 million in the fourth quarter of fiscal 2005 due to the write-off of approximately $0.8 million in unamortized financing fees, which was partially offset by the recognition of a $0.5 million gain related to the Company’s April 2004 interest rate swap.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for the three-year term of the agreement. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of December 31, 2005, approximately $23.8 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction.

On November 9, 2004, the Midas Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million of the Company’s outstanding common stock. The Company intends to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company purchased 707,800 shares under this program during fiscal 2005. In addition, 26,226 shares were surrendered in lieu of taxes upon the vesting of restricted stock. The Company paid approximately $15.4 million for the 734,026 shares acquired during fiscal 2005.

The Company believes that cash generated from operations and availability under the current debt agreement provides sufficient liquidity to finance operations and execute strategic initiatives for at least the next 12 months.

Contractual Obligations

The following table reflects the Company’s contractual obligations under long-term debt and lease agreements as of December 31, 2005:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short and long-term debt	$65.0	$—	$—	$65.0	$—
Capital lease obligations	5.1	1.0	1.8	0.6	1.7
Finance lease obligations	36.8	0.9	2.1	2.6	31.2
Operating leases	134.2	28.8	44.0	22.0	39.4
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$241.1	$30.7	$47.9	$90.2	$72.3

In addition to the amounts shown above, the Company currently has $3.5 million outstanding on standby letters of credit that expire in 2007. Additionally, the Company is contingently liable for a portion of loans made to certain franchisees by a third party lender. As of December 31, 2005, the total outstanding loans under this program were approximately $2.7 million. Midas’ total annual exposure under this program is limited to $2.0 million. In fiscal 2005, 2004 and 2003, the Company was required to pay $1.2 million, $0.8 million and $0.1 million, respectively, to the lender under this program.

Additionally, Midas is due rental revenue in the amounts shown below under sublease agreements on leased properties and rental agreements on owned properties:

	Rental Revenue Due to Midas by Period (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Rental revenue commitments on leased properties	$139.5	$26.6	$41.8	$23.3	$47.8
Rental revenue commitments on owned properties	128.6	9.2	17.8	17.6	84.0

Total rental revenue commitments	$268.1	$35.8	$59.6	$40.9	$131.8

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

Valuation of Warranty Liabilities

Customers are provided a written warranty from Midas on certain Midas products purchased from Midas shops in North America, namely brake friction, mufflers, shocks and struts. The warranty will be honored at any Midas shop in North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties. The Company determines the estimated value of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim on a current cost basis. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions. An increase of one percentage point in the estimated percentage of warranted products likely to be redeemed in the U.S. would have the effect of changing Midas’ December 31, 2005 outstanding U.S. warranty liability by $4.4 million. A change in the estimated current cost of warranty redemptions of one dollar would have the effect of changing Midas’ outstanding U.S. warranty liability by $1.7 million.

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

During fiscal years 2005, 2004 and 2003, the Company sold and liquidated inventory in connection with the implementation of its ongoing business transformation. The Company recorded charges in fiscal years 2005, 2004 and 2003 to write-down certain inventories to their net realizable value as a result of the Company’s exit from exhaust manufacturing and distribution, the outsourcing of the Company’s wholesale parts distribution operation and the disposition of PWI. In assessing the net realizable value of the inventory that was to be sold and liquidated, the Company considered original cost, past and projected usage, independent third party appraisals and offers made by potential buyers.

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

When valuing outstanding receivable balances, the Company also considered the reduced collection efforts that result from the exit from exhaust manufacturing and distribution, the outsourcing of wholesale parts distribution, and the disposition of PWI, as well as the increased likelihood that customers will not pay amounts due.

Pensions

The Company has non-contributory defined benefit pension plans covering certain of its employees. The Company’s funding policy for the U.S. plan is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Act of 1974, plus any additional amounts the Company may deem to be appropriate. The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in the financial statements be determined on an actuarial basis. A minimum liability is required to be established on the balance sheet representing the amount of unfunded accrued pension cost. This represents the difference between the accumulated benefit obligation and the fair value of plan assets. When it is necessary to establish an additional minimum pension liability, an amount is recorded as an intangible asset limited to unrecognized prior service cost. Any amount in excess of unrecognized prior service cost is recorded as a reduction to shareholders’ equity through cumulative other comprehensive income, net of tax, in the balance sheet. As of December 31, 2005, the $10.5 million prepaid pension cost, net of valuation reserves of approximately $4.0 million pertaining to the partial wind-up of the Canadian Salaried Pension Plan and the full wind-up of the Canadian Hourly Pension Plan, was recorded in the Company’s balance sheet as an $11.6 million prepaid pension asset and a $1.1 million accrued pension liability.

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

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred under SFAS No. 87 and is recognized to net periodic pension cost over a five-year period. See Note 9 of Notes to Financial Statements for a listing of the expected long-term rates used by year. The Company assumed a long-term rate of return on pension assets of 8.5% in both fiscal 2005 and 2004, and experienced gains on plan assets of $8.1 million in fiscal 2005 and $7.2 million in fiscal 2004.

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

In fiscal 2005, the Company recorded a $1.1 million charge to reflect the impairment of certain long-lived assets related to the manufacturing and distribution of exhaust. These assets have been liquidated. In fiscal 2004, the Company determined that impairment existed with respect to long-lived assets used in company-operated shops. As a result, the Company recorded an impairment charge to operating expense of $0.2 million and reduced long-lived assets. In fiscal 2003, the Company recorded an impairment charge of $9.4 million to goodwill and $2.0 million to long-lived assets related to the company-operated shops.

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2005. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of December 31, 2005, the Company had recorded a valuation allowance of $1.3 million against certain state income tax net operating loss carryovers because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized.

Self-Insurance Reserves

Historically, the Company has been largely self-insured with respect to workers compensation and general liability claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchased stop-loss insurance that covers individual claims in excess of the deductible amounts. As of January 30, 2006, the Company is no longer self-insured with respect to workers compensation and general liability claims and has converted to a fully-insured program. In addition, on January 1, 2004, the Company ended its self-insured program with respect to employee medical claims and converted to a fully-insured medical program. The Company maintains an accrual for the estimated cost to settle open claims under its former self-insurance programs as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average monthly claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review.

Impact of New Accounting Standards

In November 2004, the FASB issued Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“FAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. Statement No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on normal capacity of the production facilities. Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Based on the Company’s exit from exhaust manufacturing in the third quarter of fiscal 2005, the Company does not believe that adopting FAS 151 will have a material impact on the Company.

In December 2004, the FASB issued Statement No. 123 (revised), “Share-Based Payment,” (“FAS 123R”). This statement is a revision to Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. Originally, FAS 123R required that companies adopt the provisions of FAS 123R on July 1, 2005. However, in April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which defers the compliance date of FAS 123R until 2006 for calendar year companies such as Midas, Inc. Consistent with the new rule, the Company will adopt FAS 123R on January 1, 2006, with compensation cost to be recorded as an expense for outstanding unvested awards, based on the grant-date fair value of those awards. The Company expects to use the Black-Scholes option pricing model and the Modified Prospective Application method of adoption as allowed under FAS 123R. The Company is in the process of evaluating the impact of this standard on its financial statements. Based on current Company estimates, Midas management expects to record an incremental expense to operating income of approximately $2.2 million in fiscal 2006.

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

In June 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143,” or FIN 47. FIN 47 clarifies that a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 was effective for the fourth quarter of 2005. The adoption of FIN 47 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Expected Maturity Date	2006	2007	2008	There- after	Total	Fair Value
Long-term debt:
Revolving credit facility (variable rate)	$—	$—	$—	$65.0	$65.0	$65.0
Average interest rate				6.5%	6.5%

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for the three-year term of the agreement. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of December 31, 2005, approximately $23.8 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction. As of December 31, 2005, the fair value of these instruments was a gain of approximately $0.3 million.

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

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of Midas’ internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Midas maintained effective internal control over financial reporting as of December 31, 2005.

Midas’ independent registered public accounting firm, KPMG LLP, has audited and issued their report on management’s assessment of Midas’ internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Midas, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Midas, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Midas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Midas, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Midas, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Midas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midas, Inc. as of fiscal year end 2005 and 2004, and the related statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2005, 2004 and 2003, and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements.

KPMG LLP

Chicago, Illinois

March 16, 2006

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

Information with respect to those individuals who serve as executive officers of the Company is set forth below.

Name, Age and Position	Background and Experience

Alan D. Feldman (54) President and Chief Executive Officer	Mr. Feldman joined Midas as President and Chief Executive Officer in January 2003. From 1994 through 2002, Mr. Feldman held senior management posts at McDonald’s Corporation. His most recent positions were President and Chief Operating Officer of McDonald’s Americas and President of McDonald’s USA. From 1983 to 1994, Mr. Feldman held financial and operational posts with the Pizza Hut and Frito-Lay units of Pepsico. In 1993 he was named Senior Vice President, Business Strategy, and Chief Financial Officer of Pizza Hut, and he served as Senior Vice President of Operations for Pizza Hut from 1990 to 1993.

Frederick W. Dow, Jr. (55) Senior Vice President and Chief Marketing Officer	Mr. Dow joined Midas in June 2003. From October 2001 to March 2003, Mr. Dow was Senior Vice President, Marketing Programs and Sales, for Burger King Corporation. From December 2000 to October 2001, Mr. Dow served as Senior Vice President, Brand Management and Marketing Programs, for West Group, a provider of e-information solutions to the legal market. From September 1995 to December 2000, Mr. Dow served as Vice President, Marketing Programs and Worldwide Advertising, for Northwest Airlines.

William M. Guzik (46) Senior Vice President and Chief Financial Officer	Mr. Guzik joined Midas in December 1999. From 1995 to 1999, Mr. Guzik served as Chief Financial Officer of Delray Farms, LLC, a start-up grocery retailer located in Chicago, Illinois. From 1993 to 1995, Mr. Guzik served as Vice President and Chief Financial Officer of JG Industries, Inc., a publicly-traded, diversified retailer. Prior to that, Mr. Guzik spent 11 years with Coopers & Lybrand, LLP.

Alvin K. Marr (40) Senior Vice President, General Counsel & Secretary	Mr. Marr was named Senior Vice President, General Counsel and Secretary in March 2005. From 2001 to 2005, Mr. Marr served as Vice President, General Counsel and Secretary of Midas. Mr. Marr joined Midas in 1997 as Assistant General Counsel and Assistant Secretary. From 1990 to 1997, Mr. Marr practiced law with the firm of Holleb & Coff in Chicago, IL.

Name, Age and Position	Background and Experience

John A. Warzecha (57) Senior Vice President— Franchise Operations and Sales	Mr. Warzecha served as Vice President and General Manager of Midas’ company-operated shops from 1989 to 1993 and as Senior Vice President—U.S. Franchise Operations from 1993 to 1997. He joined Midas in 1973.

John E. Brisson, Jr. (41) Vice President—Finance and Planning	Mr. Brisson joined Midas in August 2001. He was named Vice President of Finance and Planning in February 2006. From 2004 to 2006, he served as Vice President of Financial Planning and Analysis and, from 2001 to 2004, he served as Director of Financial Planning and Analysis for the Company. From 1997 to 2001, Mr. Brisson served as Director of Planning for the automotive and major appliance divisions of Montgomery Ward & Co.

James M. Haeger, Jr. (41) Vice President—Controller	Mr. Haeger joined Midas in April 2001. He was named Vice President—Controller in February 2002. From 2000 to 2001, Mr. Haeger served in various financial positions for Valent Biosciences, a biotechnology subsidiary of Sumitomo Chemical. From 1991 to 2000, Mr. Haeger held various financial, operating and accounting positions with Abbott Laboratories. Prior to that, Mr. Haeger spent five years with KPMG LLP.

Additional information required by this item, which is set forth under the headings “Proposal 1: Election Of Directors,” “Meetings and Committees of the Board” and “Beneficial Ownership of Common Stock—Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement (the “2006 Proxy Statement”) for the Annual Meeting of Shareholders to be held on May 9, 2006, is incorporated herein by reference.

There are no family relationships between any of our directors, executive officers or persons nominated to become a director or executive officer.

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

Alvin K. Marr

Corporate Secretary

Midas, Inc.

1300 Arlington Heights Road

Itasca, IL 60143

Telephone: (630) 438-3000

Midas has also adopted written charters for its Audit and Finance, Compensation, and Nominating and Corporate Governance Committees, and Corporate Governance Guidelines, all of which are posted on the Company’s website at www.midas.com. Stockholders may request a free copy of the charters and guidelines from the address or telephone number set forth above.

On May 20, 2005, Midas submitted its Section 303A Annual Written Affirmation to the New York Stock Exchange (“NYSE”), including the CEO certification regarding the Company’s compliance with the NYSE corporate governance listing standards, in accordance with the NYSE rules.

Item 11.	Executive Compensation

Information required by this item, which is set forth under the headings “Election of Directors—Compensation of Directors” and “Executive Compensation and Other Information” in the 2006 Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table gives information about Midas’ common stock that may be issued under the Company’s equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders [1,2]	1,018,148	$15.38	1,524,502
Equity compensation plans not approved by security holders [3,4,5]	727,000	9.99	137,500

Total	1,745,148	$13.13	1,662,002

1	Includes the Midas Stock Incentive Plan and the Midas Directors’ Deferred Compensation Plan.
2	The Midas Directors’ Deferred Compensation Plan was adopted in 2002. This plan provides non-officer directors the option of using their Board and Board Committee annual retainer and meeting attendance fees from the Company to purchase shares of the Company’s Common Stock, or of deferring receipt of such fees in the form of cash units and units representing shares of the Company’s Common Stock. The Plan provides for a 100,000 maximum aggregate number of shares. The Company’s intention is to use treasury shares for such purposes. No shares have been issued under this plan. All current fees and other compensation for directors are outlined in the 2006 Proxy Statement.
3	Includes the Midas Treasury Stock Plan and non-qualified stock options issued to employees as an inducement to their initial employment.
4	The Midas Treasury Stock Plan, adopted in 2002, authorizes the issuance of up to 400,000 shares of Midas common stock held in Treasury pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. As of December 31, 2005, 137,500 shares under this plan remain available for issuance.
5	The Company issues non-qualified stock options to certain individuals in order to induce them to accept employment with the Company. Pursuant to the rules of the New York Stock Exchange, options issued under this program are not considered part of the Midas Stock Incentive Plan and are not deducted from the number of securities remaining available for future issuance. As of December 31, 2005, inducement options for a total of 620,000 shares were outstanding. These options have a ten-year term and vest over a period of five years commencing from the date of grant.

Information required by Item 403 of Regulation S-K, which is set forth under the heading “Beneficial Ownership of Common Stock” in the 2006 Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

None

Item 14.	Principal Accounting Fees and Services

Information required by this item, which is set forth under the heading “Principal Accounting Firm Fees” in the 2006 Proxy Statement, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See Index to Financial Statements on Page F-1.

2.	Financial Statement Schedules

See Index to Financial Statements on Page F-1.

(b) Exhibits

Exhibit No.	Description

3(i).1	Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to Midas, Inc. Registration Statement on Form 10/A No. 3 (Post-Effective Amendment No. 1) (Commission File No. 1-13409) (the “Form 10”)).

3(i).2	Certificate of Amendment of the Certificate of Incorporation, dated December 30, 1997 (incorporated by reference to Exhibit 3(i).2 to the Form 10).

3(ii)	By-Laws (as amended December 31, 1997) (incorporated by reference to Exhibit 4.4 to Midas, Inc. Registration Statement on Form S-8 relating to its Retirement Savings Plans (Registration No. 333-44625) (the “RSP Form S-8”)).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the RSP Form S-8).

4.2	Rights Agreement, dated as of December 31, 1997, between Midas, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.5 to the RSP Form S-8).

4.3	First Amendment to Rights Agreement, dated as of May 12, 1999, between Midas, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit to the Midas, Inc. Registration Statement on Form 10/A No. 4).

4.4	Warrant Agreement, dated as of March 27, 2003, by and among Midas, Inc. and the Warrant Holders named therein (incorporated by reference to Exhibit 4.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

4.5	Second Amendment to Rights Agreement, dated as of November 11, 2003, between Midas, Inc. and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit to 4.22 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003).

4.6	Third Amendment to Rights Agreement, dated as of November 9, 2004, between Midas, Inc. and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit to 4.28 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.1	Distribution and Indemnity Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Midas, Inc. Current Report on Form 8-K dated January 30, 1998 (the “Form 8-K”)).

10.2	Tax Sharing Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.2 to the Form 8-K).

Exhibit No.	Description

10.3	Amended and Restated Credit Agreement, dated as of March 16, 2004, among Midas International Corporation and the other Borrowers named therein, the Lenders named therein, Bank One, NA, as Agent, National City Bank of Michigan/Illinois, as Syndication Agent and LaSalle Bank National Association, as Documentation Agent (incorporated by reference to Exhibit 4.23 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2004).

10.4	Amended and Restated Pledge and Security Agreement, dated as of March 16, 2004, among Midas, Inc. and each of the Subsidiaries named therein, and Bank One, NA, as Agent for the Lenders (incorporated by reference to Exhibit 4.24 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2004).

10.5	Amended and Restated Guaranty Agreement, dated as of March 16, 2004, among Midas, Inc. and each of the Subsidiaries named therein, and Bank One, NA, as Agent, for the benefit of the Lenders (incorporated by reference to Exhibit 4.25 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2004).

10.6	Amended and Restated Security Agreement, dated March 16, 2004, among Midas, Inc. and the Subsidiaries named therein, and Bank One, NA, as Agent for the Lenders (incorporated by reference to Exhibit 4.26 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2004).

10.7	First Amendment to Amended and Restated Credit Agreement, dated as of November 5, 2004, among Midas International and the other Borrowers named therein, the lenders named therein, Bank One, N.A., as Agent, National City Bank of Michigan/Illinois, as Syndication Agent, and LaSalle Bank National Association, as Documentation Agent (incorporated by reference to Exhibit to 4.27 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.8	Second Amendment to Amended and Restated Credit Agreement, dated as of March 18, 2005, among Midas International and the other Borrowers named therein, the lenders named therein and JPMorgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) (incorporated by reference to Exhibit to 4.29 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended April 2, 2005).

10.9	Credit Agreement, dated as of October 27, 2005, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, National City Bank of the Midwest, as Syndication Agent, and LaSalle Bank National Association, as Documentation Agent (incorporated by reference to Exhibit to 4.30 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005).

10.10*	Amended and Restated Midas, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Midas, Inc. Current Report on Form 8-K filed on November 17, 2005).

10.11*	Form of Option Agreement for options issued under either the Stock Incentive Plan, the Treasury Stock Plan, or outside of the Stock Incentive Plan and the Treasury Stock Plan.

10.12*	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 20, 1997 (File No. 01-13409)).

10.13*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Midas, Inc.’s Registration Statement on Form 10/A No.1 (Commission File No. 01-13409)).

10.14*	Form of Restricted Stock Agreement and promissory note (incorporated by reference to Exhibit 10.8 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 26, 1998).

Exhibit No.	Description

10.16*	Form of Change in Control Agreement for executive officers participating in Midas, Inc Executive Stock Ownership Program (Mr. Warzecha) (incorporated by reference to Exhibit 10.11 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 29, 2001).

10.17*	Compensation and Reimbursement Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.14 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.18*	Form of Retention Agreement with certain executive officers (Messrs. Guzik, Warzecha and Marr) (incorporated by reference to Exhibit 10.16 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.19*	Option Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.17 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.20*	Restricted Stock Award Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.18 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.21*	Employment Confirmation Letter with President and Chief Executive Officer (incorporated by reference to Exhibit 10.19 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.22*	Option Agreement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.20 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.23*	Restricted Stock Award Agreement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.24*	Treasury Stock Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Treasury Stock Plan (Registration No. 333-89226).

10.25*	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Directors’ Deferred Compensation Plan (Registration No. 333-101559)).

10.26+	Supply Agreement dated as of April 2, 2003, by and among Midas International Corporation, Parts Warehouse, Inc. and AutoZone, Inc. (incorporated by reference to Exhibit to 10.24 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003).

10.27	Amendment to Agreement for Strategic Alliance and License Agreement dated as of March 14, 2003, by and between Midas International Corporation and Magneti Marelli Services S.p.A., which amends the Agreement for Strategic Alliance and License Agreement dated as of October 1, 1998, between Midas International Corporation and Magneti Marelli S.p.A. (incorporated by reference to Exhibit 10.25 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003).

10.28	Second Amendment to Agreement for Strategic Alliance and License Agreement, dated as of July 28, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A. (incorporated by reference to Exhibit to 10.26 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

Exhibit No.	Description

10.29	Third Amendment to Agreement for Strategic Alliance and License Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A. (incorporated by reference to Exhibit to 10.27 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.30	Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Norauto S.A. relating to Agreement for Strategic Alliance between Midas International Corporation and Magneti Marelli Services S.p.A., as amended (incorporated by reference to Exhibit to 10.28 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.31*	Form of Restricted Stock Award Agreement for Restricted Stock Awards granted under the Stock Incentive Plan commencing in 2004 (incorporated by reference to Exhibit 10.29 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.32*	Form of Option Agreement for Supplemental Stock Options granted to certain executive officers (Mr. Feldman) under the Stock Incentive Plan commencing in 2004 (incorporated by reference to Exhibit 10.30 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.33*	Form of Restricted Stock Award Agreement for Supplemental Restricted Stock Awards granted to certain executive officers (Messrs. Dow, Guzik and Warzecha) under the Stock Incentive Plan commencing in 2004 (incorporated by reference to Exhibit 10.31 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.34*	Employment Confirmation Letter with Senior Vice President and Chief Marketing Officer (incorporated by reference to Exhibit 10.32 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.35*	Description of 2005 Incentive Compensation Plan (incorporated by reference to Midas, Inc. Current Report on Form 8-K dated February 23, 2005).

10.36*	Summary of Employment Arrangements with Named Executive Officers (Messrs. Feldman, Guzik, Warzecha, and Dow) (incorporated by reference to Exhibit 10.34 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.37*	Summary of Directors Compensation (incorporated by reference to Exhibit 10.35 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.38+	First Amendment to Supply Agreement dated as of May 7, 2004, by and among Midas International Corporation and AutoZone, Inc. (incorporated by reference to Exhibit to 10.37 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).

10.39	Second Amendment to Supply Agreement dated as of June 10, 2004, by and among Midas International Corporation and AutoZone, Inc. (incorporated by reference to Exhibit to 10.38 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).

10.40+	Third Amendment to Supply Agreement dated as of May 4, 2005, by and among Midas International Corporation and AutoZone, Inc. (incorporated by reference to Exhibit to 10.39 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).

10.41*	Form of Restricted Stock Award Agreement for Restricted Stock Awards granted under the Treasury Stock Plan commencing in 2005 (incorporated by reference to Exhibit to 10.39 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).

10.42*	Description of 2006 Incentive Compensation Plan (Incorporated by reference to Midas, Inc. Current Report on Form 8-K dated March 13, 2006).

Exhibit No.	Description

21	Subsidiaries of Midas, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

32.1	Section 1350 Certifications.

*	Management Compensatory Plan or Contract
+	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of March 2006.

MIDAS, INC.

By:	/S/ WILLIAM M. GUZIK
William M. Guzik Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the Registrant, this 16th day of March 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Midas, Inc.:

We have audited the accompanying consolidated balance sheets of Midas, Inc. as of fiscal year end 2005 and 2004 and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2005, 2004, and 2003. These consolidated financial statements are the responsibility of Midas, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midas as of fiscal year end 2005 and 2004, and the results of operations and cash flows for fiscal years 2005, 2004, and 2003 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Midas, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois

March 16, 2006

MIDAS

STATEMENTS OF OPERATIONS

(In millions, except for earnings per share)

Fiscal Year	2005	2004	2003
Sales and revenues:
Franchise royalties and license fees	$64.5	$62.5	$60.9
Real estate revenues	36.0	36.5	36.2
Company-operated shop retail sales	37.0	36.1	41.7
Replacement part sales and product royalties	51.7	59.7	170.5
Other	3.3	2.7	1.7

Total sales and revenues	192.5	197.5	311.0

Cost of sales and revenues:
Real estate cost of revenues	22.4	22.4	21.2
Company-operated shop cost of sales	8.7	7.6	9.6
Replacement part cost of sales	42.2	46.5	130.9
Warranty expense	6.1	7.0	11.1
Business transformation charges (warranty reserve)	—	—	38.5
Business transformation charges (inventory related)	5.2	0.4	18.7

Total cost of sales and revenues	84.6	83.9	230.0

Gross profit	107.9	113.6	81.0
Selling, general, and administrative expenses	91.0	92.8	137.2
Business transformation charges	7.1	0.8	44.0

Operating income (loss)	9.8	20.0	(100.2)
Interest expense	(10.0)	(12.7)	(25.5)
Loss on early extinguishment of debt	(0.3)	(4.7)	(1.4)
Gain on sale of assets, net	2.8	0.6	1.4
Other income, net	0.9	0.4	1.0

Income (loss) before income taxes	3.2	3.6	(124.7)
Income tax expense (benefit)	1.0	(0.5)	(48.5)

Net income (loss)	$2.2	$4.1	$(76.2)

Earnings (loss) per share:
Basic	$0.14	$0.26	$(4.93)

Diluted	$0.13	$0.26	$(4.93)

Average number of shares:
Common shares outstanding	15.7	15.4	15.1
Common stock warrants	0.1	0.2	0.4

Shares applicable to basic earnings	15.8	15.6	15.5
Equivalent shares on outstanding stock awards	0.7	0.6	—

Shares applicable to diluted earnings	16.5	16.2	15.5

See accompanying notes to financial statements.

MIDAS

BALANCE SHEETS

(In millions, except per share data)

Fiscal Year End	2005	2004
Assets:
Current assets:
Cash and cash equivalents	$1.4	$0.9
Receivables, net	33.5	33.4
Inventories, net	6.8	12.2
Prepaid assets	3.3	3.1
Deferred income taxes	9.1	9.0
Other current assets	3.2	3.7

Total current assets	57.3	62.3
Property and equipment, net	104.6	117.4
Deferred income taxes	59.5	62.2
Other assets	17.8	10.1

Total assets	$239.2	$252.0

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.9	$7.9
Accounts payable	13.6	16.1
Accrued expenses	31.7	32.5

Total current liabilities	47.2	56.5
Long-term debt	65.0	63.0
Obligations under capital leases	4.1	5.1
Finance lease obligation	35.9	36.7
Accrued warranty	30.7	32.1
Other liabilities	6.8	9.7

Total liabilities	189.7	203.1

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares and 17.6 million shares issued) and paid-in capital	19.8	21.4
Treasury stock, at cost ( 2.0 million shares and 1.8 million shares)	(45.0)	(41.2)
Unamortized restricted stock awards	(4.2)	(2.2)
Retained income	81.1	78.9
Cumulative other comprehensive loss	(2.2)	(8.0)

Total shareholders’ equity	49.5	48.9

Total liabilities and shareholders’ equity	$239.2	$252.0

See accompanying notes to financial statements.

MIDAS

STATEMENTS OF CASH FLOWS

(In millions)

Fiscal Year	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$2.2	$4.1	$(76.2)
Adjustments reconciling net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11.5	13.1	15.1
Amortization of debt discount and financing fees	0.7	2.5	7.0
Business transformation charges (warranty reserve)	—	—	38.5
Business transformation charges (inventory related)	5.2	0.4	18.7
Business transformation charges	7.1	0.8	44.0
Loss on early extinguishment of debt	0.3	4.7	1.4
Deferred income taxes	2.6	0.7	(49.9)
Gain on sale of fixed assets	(2.8)	(0.6)	(1.4)
Cash outlays for business transformation costs	(5.8)	(8.2)	(14.3)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions:
Receivables	(0.9)	4.2	2.6
Inventories	0.2	2.9	58.0
Accounts payable	(2.5)	2.8	(12.8)
Accrued expenses	(4.1)	(10.7)	18.5
Other	(2.4)	4.0	(2.1)

Total changes in assets and liabilities	(9.7)	3.2	64.2

Net cash provided by operating activities	11.3	20.7	47.1

Cash flows from investing activities:
Capital investments	(3.4)	(2.1)	(1.9)
Cash paid for acquired business	(0.5)	(0.4)	(0.4)
Proceeds from sales of assets	9.9	1.1	7.2

Net cash provided by (used in) investing activities	6.0	(1.4)	4.9

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	68.9	16.8	(87.8)
Retirement of long-term debt	(65.0)	(94.1)	(45.0)
Borrowing under new debt agreements	—	60.0	127.5
Principal payments on long-term debt	(7.9)	(7.8)	(38.4)
Issuance of stock warrants in connection with refinancing	—	—	5.0
Payments for debt financing fees	(0.4)	(2.1)	(4.8)
Payment of obligations under capital leases	(1.0)	(1.1)	(0.8)
Payment of obligations under finance lease	(0.8)	(0.7)	(0.8)
Cash received for common stock	4.8	3.6	0.2
Cash paid for treasury shares	(15.4)	(0.4)	(0.2)

Net cash used in financing activities	(16.8)	(25.8)	(45.1)

Net change in cash and cash equivalents	0.5	(6.5)	6.9
Cash and cash equivalents at beginning of period	0.9	7.4	0.5

Cash and cash equivalents at end of period.	$1.4	$0.9	$7.4

See accompanying notes to financial statements.

MIDAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Income	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Current	Cumulative
Fiscal year end 2002	17.3	$21.9	(2.3)	$(53.7)	$(1.0)	$151.0		$(13.6)
Restricted stock awards	—	(3.0)	0.1	4.4	(1.4)	—	$—	—
Purchase of treasury shares	—	—	—	(0.2)	—	—	—	—
Stock option transactions	—	(0.1)	—	0.3	—	—	—	—
Vesting of restricted stock awards	—	—	—	—	0.3	—	—	—
Forfeiture of restricted stock awards	—	—	—	(0.4)	0.4	—	—	—
Issuance of stock warrants	—	5.0	—	—	—	—	—	—
Exercise of stock warrants	0.2	—	—	—	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	0.4	—	—	—
Net loss	—	—	—	—	—	(76.2)	(76.2)	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	3.4	3.4
—minimum pension liability	—	—	—	—	—	—	(1.4)	(1.4)

Comprehensive loss	—	—	—	—	—	—	$(74.2)	—

Fiscal year end 2003	17.5	23.8	(2.2)	(49.6)	(1.3)	74.8		(11.6)
Restricted stock awards	—	0.2	0.1	2.1	(2.3)	—	$—	—
Purchase of treasury shares	—	—	—	(0.4)	—	—	—	—
Stock option transactions (a)	—	(2.6)	0.3	6.8	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	(0.1)	0.1	—	—	—
Exercise of stock warrants	0.1	—	—	—	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	1.3	—	—	—
Net income	—	—	—	—	—	4.1	4.1	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	1.0	1.0
—minimum pension liability	—	—	—	—	—	—	2.4	2.4
—Gain on derivative financial instruments, net of tax	—	—	—	—	—	—	0.2	0.2

Comprehensive income	—	—	—	—	—	—	$7.7	—

Fiscal year end 2004	17.6	21.4	(1.8)	(41.2)	(2.2)	78.9		(8.0)
Restricted stock awards	—	(0.1)	0.2	3.7	(3.6)	—	$—	—
Tax benefit on restricted stock vesting	—	0.4	—	—	—	—	—	—
Purchase of treasury shares	—	—	(0.7)	(15.4)	—	—	—	—
Stock option transactions (a)	—	(1.9)	0.3	8.0	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	(0.1)	0.1	—	—	—
Exercise of stock warrants	0.1	—	—	—	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	1.5	—	—	—
Net income	—	—	—	—	—	2.2	2.2	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	0.4	0.4
—minimum pension liability	—	—	—	—	—	—	5.6	5.6
—Loss on derivative financial instruments, net of tax	—	—	—	—	—	—	(0.2)	(0.2)

Comprehensive income	—	—	—	—	—	—	$8.0	—

Fiscal year end 2005	17.7	$19.8	(2.0)	$(45.0)	$(4.2)	$81.1		$(2.2)

(a)	Common stock includes tax benefit from stock option exercises of $1.3 million and $0.6 million in 2005 and 2004, respectively.

See accompanying notes to financial statements.

MIDAS

NOTES TO FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Midas, Inc. (“Midas” or the “Company”) provides retail automotive services principally through franchised or licensed shops in the U.S., Canada, Europe and other countries. Until the third quarter of fiscal 2005, Midas also manufactured exhaust system components for distribution to U.S. and Canadian (hereinafter referred to as “North American”) franchisees and other automotive aftermarket customers. The consolidated financial statements presented herein include Midas, Inc. and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2004 and fiscal 2003 financial statements in order to provide consistency with the fiscal 2005 results. These reclassifications did not affect previously reported income (loss) before income taxes, net income (loss) or earnings (loss) per share.

Fiscal Periods

Fiscal year 2005 ended on December 31, 2005 and consisted of 52 weeks. Fiscal year 2004 ended on January 1, 2005 and consisted of 52 weeks. Fiscal year 2003 ended on January 3, 2004 and consisted of 53 weeks.

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

Fair Value of Financial Instruments

Midas’ financial instruments include cash and cash equivalents, receivables, accounts payable, and long-term debt. In fiscal 2005 and 2004, there was no public market for Midas’ long-term debt. The carrying amounts of the other financial assets and liabilities approximate their fair values because of the short maturities of those instruments.

Derivative Financial Instruments

The Company has market risk exposure to changes in interest rates, principally in the United States. Midas attempts to minimize this risk and lower its overall borrowing costs through the utilization of interest rate swaps. These swaps are entered into with financial institutions and have initial reset dates and critical terms that match those of the underlying debt.

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

When valuing outstanding receivable balances, the Company also considered the reduced collection efforts that result from the exit from exhaust manufacturing and distribution, the outsourcing of wholesale parts distribution, and the disposition of Parts Warehouse, Inc. (“PWI”), as well as the increased likelihood that customers will not pay amounts due.

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

During fiscal years 2005, 2004 and 2003, the Company sold and liquidated inventory in connection with the implementation of its ongoing business transformation. The Company recorded charges in fiscal years 2005, 2004 and 2003 to write-down certain inventories to their net realizable value as a result of the Company’s exit from exhaust manufacturing and distribution, the outsourcing of the Company’s wholesale parts distribution operation and the disposition of PWI. In assessing the net realizable value of the inventory that was to be sold and liquidated, the Company considered original cost, past and projected usage, independent third party appraisals and offers made by potential buyers.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2005. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Self-Insurance Reserves

Historically, the Company has been largely self-insured with respect to workers compensation and general liability claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchased stop-loss insurance that covers individual claims in excess of the deductible amounts. As of January 30, 2006, the Company is no longer self-insured with respect to workers compensation and general liability claims and has converted to a fully-insured program. In addition, on January 1, 2004, the Company ended its self-insured program with respect to employee medical claims and converted to a fully-insured medical program. The Company maintains an accrual for the estimated cost to settle open claims under its former self-insurance programs as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average monthly claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review.

Carrying Value of Long-Lived Assets

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

In fiscal 2005, the Company recorded a $1.1 million charge to reflect the impairment of certain long-lived assets related to the manufacturing and distribution of exhaust. These assets have been liquidated. In fiscal 2004, the Company determined that impairment existed with respect to long-lived assets used in company-operated shops. As a result, the Company recorded an impairment charge to operating expense of $0.2 million and reduced long-lived assets. In fiscal 2003, the Company recorded an impairment charge of $9.4 million to goodwill and $2.0 million to long-lived assets related to the company-operated shops.

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

Revenues derived from franchise fees, which represented approximately 0.3%, 0.5% and 2.2% of franchising revenues in fiscal 2005, 2004 and 2003, respectively, are recognized when the franchised shop opens and after certain contractual obligations have been met. Costs related to securing initial franchise agreements and performing the required services under such agreements are charged to expense as incurred. Franchise renewal fees are recognized when the renewal period commences.

Real estate revenues are recognized as earned on a monthly basis in accordance with underlying property lease terms. The majority of real estate revenues are derived from Midas shop locations. Nearly all of these locations are subject to an annual percentage rent based upon the location’s retail sales volume for the calendar year.

Advertising

Advertising costs are expensed as incurred.

Recognition of Warranty Costs

Customers are provided a written warranty from Midas on certain products purchased from Midas shops in North America, namely brake friction, mufflers, shocks and struts. The warranty will be honored at any Midas shop in North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties. The Company determines the estimated value of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim on a current cost basis. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Annual warranty activity is summarized as follows (in millions):

Fiscal Year	2005	2004	2003
Accrued warranty expense at beginning of period	$37.0	$39.0	$0.5
Warranty expense	6.1	7.0	11.1
Business transformation charge	—	—	38.5
Changes in foreign currency exchange rate	0.2	0.5	0.3
Warranty credit issued to franchisees (warranty claims paid)	(7.9)	(9.5)	(11.4)

Accrued warranty expense at end of period	35.4	37.0	39.0
Less current portion (included in accrued expenses)	4.7	4.9	5.2

Accrued warranty – non-current	$30.7	$32.1	$33.8

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

Fiscal Year	2005	2004	2003
Net income (loss)
As reported	$2.2	$4.1	$(76.2)
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	0.9	1.6	0.2
Less: fair value impact of employee stock compensation, net of taxes	(2.2)	(2.8)	(1.5)

Pro forma	$0.9	$2.9	$(77.5)

Basic earnings (loss) per share
As reported	$0.14	$0.26	$(4.93)
Pro forma	0.06	0.18	(5.02)
Diluted earnings (loss) per share
As reported	$0.13	$0.26	$(4.93)
Pro forma	0.05	0.18	(5.02)

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) Per Share

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

Fiscal Year	2005	2004	2003
Weighted-average common shares outstanding	15.7	15.4	15.1
Common stock warrants	0.1	0.2	0.4

Shares applicable to basic earnings	15.8	15.6	15.5
Effect of dilutive stock awards	0.7	0.6	—

Shares applicable to diluted earnings	16.5	16.2	15.5

Potential common share equivalents:
Stock options	1.3	1.6	2.1

Common share equivalents were excluded from fiscal 2003 diluted earnings per share as they would have had an anti-dilutive effect.

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

Impact of New Accounting Standards

In November 2004, the FASB issued Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“FAS 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. Statement No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on normal capacity of the production facilities. Statement No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Based on the Company’s exit from exhaust manufacturing in the third quarter of fiscal 2005, the Company does not believe that adopting FAS 151 will have a material impact on the Company.

In December 2004, the FASB issued Statement No. 123 (revised), “Share-Based Payment,” (“FAS 123R”). This statement is a revision to Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. Originally, FAS 123R required that companies adopt the provisions of FAS 123R on July 1, 2005. However, in April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which defers the compliance date of FAS 123R until 2006 for calendar year companies such as Midas, Inc. Consistent with the new rule, the Company will adopt FAS 123R on January 1, 2006, with compensation cost to be recorded as an expense for outstanding unvested awards, based on the grant-date fair value of those awards. The Company expects to use the Black-Scholes option pricing model and the Modified

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Prospective Application method of adoption as allowed under FAS 123R. Based on current Company estimates, Midas management expects to record an incremental expense to operating income of approximately $2.2 million in fiscal 2006.

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

In June 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143,” or FIN 47. FIN 47 clarifies that a conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 was effective for the fourth quarter of 2005. The adoption of FIN 47 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

(2) Business Transformation Charges

The Company is in the process of transforming its business. As part of the Company’s business transformation, the Company has developed and implemented strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. From fiscal 2002 through 2004, these initiatives included the closure and re-franchising of certain company-operated shops, the redesign of the Company’s wholesale parts distribution network and the reduction of administrative expenses related to former operating activities. During 2005, the Company exited exhaust manufacturing and distribution and liquidated its exhaust manufacturing assets. The implementation of these initiatives has had the effect of substantially lowering overall Company revenues and expenses. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses. The charges recorded in connection with the Company’s business transformation process in fiscal 2005, 2004 and 2003 are summarized in the following tables (in millions):

Business transformation charges by strategic initiative

Fiscal Year	2005	2004	2003
Exit from exhaust manufacturing	$12.2	$—	$—
Rationalization of company-operated shops	—	0.1	20.6
Redesign of the wholesale distribution network	0.1	1.1	70.6
Severance and administrative costs	—	—	10.0

Total business transformation charges	$12.3	$1.2	$101.2

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Business transformation charges by activity

Fiscal Year	2005	2004	2003
Warranty reserve establishment	$—	$—	$38.5
Inventory related	5.2	0.4	18.7
Goodwill write-off and impairment	—	—	11.4
Accounts receivable write-down	0.8	—	9.3
Fixed asset write-off and impairment	1.1	—	6.1
Severance and other separation costs	4.7	(0.1)	5.4
Non-recoverable lease costs	—	—	4.3
Warehouse and other closure costs	0.3	—	2.9
Financing costs	—	—	0.9
Pension asset write-down	0.1	0.8	2.0
Other costs	0.1	0.1	1.7

Total business transformation charges	$12.3	$1.2	$101.2

Inventory related charges taken to establish the warranty reserve are reflected in the statements of operations as a component of cost of sales and revenues. All other costs are shown as expenses under the heading “Business transformation charges.” Non-recoverable lease costs are estimated based on gross lease expense and amounts management believes will be recovered from sublease income or the disposition of leases.

Of the total pre-tax cost of $12.3 million charged in fiscal 2005, approximately $6.1 million represents non-cash charges, while $6.2 million represents past or future cash outlays. As of December 31, 2005, approximately $3.2 million of the $6.2 million had been paid. The fiscal 2005 severance and other separation costs reflect the separation of 198 employees, 41 of which were actively employed by the Company as of December 31, 2005.

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

Of the total pre-tax cost of $101.2 million charged in fiscal 2003, approximately $84.7 million represents non-cash charges, while $16.5 million represents past or future cash outlays. As of December 31, 2005, approximately $15.3 million of the $16.5 million had been paid. The fiscal 2003 severance and other separation costs reflect the separation of 323 employees, none of which were actively employed by the Company as of December 31, 2005.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The activity affecting the accrual for business transformation charges during fiscal 2005, 2004 and 2003 is as follows (shown in millions):

	Exit from Exhaust Manufacturing	Rationalization of Company- Operated Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Fiscal year end 2003	$—	$3.0	$6.1	$4.0	$13.1
Business transformation charges	—	0.1	1.1	—	1.2
Cash payments	—	(1.2)	(5.5)	(1.5)	(8.2)
Non-cash utilization	—	—	0.5	(0.4)	0.1
Non-cash business transformation charges	—	—	(1.2)	—	(1.2)

Fiscal year end 2004	—	1.9	1.0	2.1	5.0
Business transformation charges	12.2	—	0.1	—	12.3
Cash payments	(3.0)	(0.4)	(0.8)	(1.6)	(5.8)
Non-cash utilization	—	(1.2)	0.5	(0.4)	(1.1)
Non-cash business transformation charges	(6.0)	—	(0.1)	—	(6.1)

Fiscal year end 2005	$3.2	$0.3	$0.7	$0.1	$4.3

Each business transformation initiative and its related costs are described in more detail below (in millions):

Exit from Exhaust Manufacturing Business

Fiscal Year	2005	2004	2003
Inventory related	$5.2	$—	$—
Accounts receivable write-down	0.8	—	—
Fixed asset write-off and impairment	1.1	—	—
Warehouse and other closure costs	0.3	—	—
Severance and other separation costs	4.7	—	—
Other costs	0.1	—	—

Total business transformation charges	$12.2	$—	$—

In fiscal 2004, the Company announced its intention to sell its IPC exhaust distribution business and exit exhaust manufacturing. In May 2005, the Company entered into an agreement appointing AutoZone, Inc. as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. Midas also entered into an agreement with ArvinMeritor to sell certain IPC-branded exhaust assets. This transition was completed during fiscal 2005. In December 2005, the Company announced a similar exhaust supply agreement in Canada with Uni-Select, establishing them as the exclusively endorsed supplier of Walker brand exhaust products to Midas shops in Canada. The Company expects to complete this exhaust transition in Canada by the end of the first quarter of fiscal 2006. As a result of these agreements, Midas ceased production at its Hartford, Wisconsin exhaust manufacturing plant during the third quarter of fiscal 2005. However, Midas continues to operate its exhaust distribution warehouse in Chicago, Illinois in order to provide Midas brand exhaust products to Midas dealers in Canada prior to their ultimate conversion to their new exhaust supply programs.

In March 2005, as a result of its decision to exit the exhaust manufacturing and distribution business, the Company sold its Huth exhaust equipment manufacturing business. The Company also sold its Chicago distribution center in late March 2005 and leased it back on a short-term basis. The Company has liquidated all

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

exhaust-related manufacturing equipment and is seeking a buyer for its Hartford manufacturing facility. Finally, the Company expects to close its exhaust distribution facility in Chicago, Illinois and liquidate all remaining exhaust distribution assets by the end of the first quarter of fiscal 2006.

In connection with Midas’ exit from exhaust manufacturing and distribution, the Company recorded charges totaling $12.2 million during fiscal 2005. These charges included inventory related charges of $5.2 million primarily to reduce its exhaust inventory, including raw materials, to its expected net realizable value, $4.7 million for severance for exhaust manufacturing and distribution employees, $1.1 million to reflect the impairment and abandonment of exhaust-related fixed assets, $0.8 million to reflect a lower expected collection rate on receivables related to the exhaust business, $0.3 million of charges pertaining to the wind down of warehouse operations, and $0.1 million in other restructuring costs.

Rationalization of Company-Operated Shops

Fiscal Year	2005	2004	2003
Goodwill write-off and impairment	$—	$—	$11.4
Fixed asset write-off and impairment	—	—	4.0
Non-recoverable lease costs	—	—	2.8
Inventory write-down	—	—	1.5
Severance and separation costs	—	—	0.3
Other costs	—	0.1	0.6

	$—	$0.1	$20.6

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company will continue to evaluate all company-operated shop locations and may re-franchise additional owned locations where it is determined that the Company’s return on investment objectives are best achieved through re-franchising instead of ownership.

Redesign of the Wholesale Distribution Network

Fiscal Year	2005	2004	2003
Warranty reserve establishment	$—	$—	$38.5
Inventory write-down	—	0.4	17.2
Accounts receivable write-down	—	—	3.3
Severance and other separation costs	—	(0.1)	3.7
Warehouse and other closure costs	—	—	2.4
Pension asset write-down	0.1	0.8	2.0
Fixed asset write-off and impairment	—	—	2.0
Non-recoverable lease costs	—	—	1.5

	$0.1	$1.1	$70.6

In fiscal 2002, the Company began the process of re-evaluating its approach to supplying Midas dealers with parts. At the close of fiscal 2002, the Company made the decision to liquidate its PWI quick delivery parts network, which had been generating operating losses. In fiscal 2003, management determined that continuing to support the traditional Midas wholesale distribution operation was no longer financially viable, and that the parts sourcing needs of Midas system dealers could be better served by outsourcing the weekly distribution of Midas brand parts in the U.S. and Canada. Thus, during fiscal 2003 Midas closed its traditional Midas wholesale parts distribution operation, and appointed AutoZone, Inc. and Uni-Select Inc. as the exclusive distributors of Midas brand products in the U.S. and Canada, respectively. The Company’s agreements with AutoZone and Uni-Select provide for the weekly distribution of replacement parts to Midas retail shops, consistent with the service previously provided by the Company’s traditional wholesale operation. The Company believes these agreements enable Midas dealers to purchase both Midas brand product and other replacement auto parts at favorable pricing, and provide dealers with access to just-in-time parts delivery through a broad network of quick-delivery parts distribution sites across North America. As a result, the Company recorded charges of $70.6 million in fiscal 2003. These charges were comprised of $38.5 million to establish warranty accruals in the U.S. and Canada (as described in Note 1 of Notes to Financial Statements), a $17.2 million inventory write-down to reduce Midas wholesale inventory to its expected net realizable value, a $3.3 million write-down of certain vendor receivables deemed to be un-collectable, $3.7 million of severance and separation costs, $2.0 million to adjust the value of certain pension assets in Canada as a result of the Company’s decision to exit the wholesale distribution business in Canada, $2.4 million of warehouse and other closure costs, $2.0 million to reflect the write-off and impairment of fixed assets and $1.5 million in expected non-recoverable future lease costs related to 2003 warehouse closures.

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

In fiscal 2005, the Company recorded an additional charge of $0.1 million in connection with the final wind up of a pension plan in Canada for hourly workers.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Severance and Administrative Costs

Fiscal Year	2005	2004	2003
Accounts receivable write-down	$—	$—	$6.0
Financing costs	—	—	0.9
Severance and other separation costs	—	—	1.4
Location closure costs	—	—	0.5
Fixed asset write-off	—	—	0.1
Other costs	—	—	1.1

	$—	$—	$10.0

During fiscal 2003, Midas’ business transformation continued as the Company outsourced the weekly distribution of Midas brand products and other replacement parts to AutoZone and Uni-Select. As part of the Company’s restructuring, all corporate positions were evaluated and many positions were eliminated or re-defined. As a result, the Company recorded charges of $10.0 million in fiscal 2003. These charges included $6.0 million to reflect the lower expected collection rate on accounts receivable, $0.9 million for costs associated with terminated re-financing efforts, $1.4 million in severance and other separation costs, $0.6 million in costs related to the closure of a remote office and $1.1 million of other administrative costs.

(3) Debt Agreements

Long-term debt consisted of the following (in millions):

Fiscal Year End	2005	2004
Revolving credit facility	$65.0	$16.8
Term loan	—	52.2

Total debt	65.0	69.0
Less amounts due within one year	—	6.0

Long-term debt	$65.0	$63.0

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

On October 27, 2005, the Company entered into a new five-year, unsecured $110 million revolving credit facility that further reduces interest rates, eliminates scheduled principal payments and significantly increases the Company’s capacity to make treasury stock repurchases and dividend payments. The new credit facility can be expanded to $140 million at the Company’s discretion with lender approval. Interest on the new revolving loan is initially payable monthly at LIBOR plus 2.0%. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. The new facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. The refinancing resulted in a loss on early extinguishment of debt of approximately $0.3 million in the fourth quarter of fiscal 2005 due to the write-off of approximately $0.8 million in unamortized financing fees, which was partially offset by the recognition of a $0.5 million gain related to the Company’s April 2004 interest rate swap.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for the three-year term of the agreement. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of December 31, 2005, approximately $23.8 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction.

The April 2004 swap arrangement has been designated as a cash flow hedge and was evaluated to be ineffective subsequent to the Company’s October 2005 refinancing. As a result, the change in the fair value is reflected on the statement of operations as interest expense. The November 2005 swap arrangement has been designated as a cash flow hedge and was evaluated to be highly effective. As a result, the change in the fair value is recorded in other comprehensive income as a gain or loss on derivative financial instruments. As of December 31, 2005, the fair value of these instruments was a gain of approximately $0.3 million.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(4) Supplemental Balance Sheet, Cash Flow and Shareholders Equity Information

Receivables

Receivables are stated net of allowance for doubtful accounts. Allowance for doubtful accounts consisted of (in millions):

Fiscal Year End	2005	2004	2003
Allowance for doubtful accounts at beginning of year	$4.4	$13.1	$10.8
Additions charged to bad debts	1.9	1.7	0.7
Additions charged to business transformation charges	0.5	0.4	6.1
Write-downs charged against allowance	(2.9)	(10.8)	(4.5)

Allowance for doubtful accounts at end of year	$3.9	$4.4	$13.1

The current portion of notes receivable is included in net receivables and the long term portion is included in other assets. Notes receivable consisted of (in millions):

Fiscal Year End	2005	2004
Current portion	$3.0	$1.9
Long term portion	8.1	7.2

Notes receivable	$11.1	$9.1

Inventories

Inventories consisted of the following (in millions):

Fiscal Year End	2005	2004
Raw materials and work in process	$—	$2.7
Finished goods, net of reserves	6.8	9.5

	$6.8	$12.2

Property and Equipment

Property and equipment consisted of the following (in millions):

Fiscal Year End	2005	2004
Land	$42.1	$43.0
Buildings and improvements	103.2	108.2
Machinery and equipment	17.5	45.5
Computer hardware	25.5	25.7
Computer software	33.2	31.8

Total property and equipment	221.5	254.2
Accumulated depreciation and amortization	(116.9)	(136.8)

Property and equipment, net	$104.6	$117.4

In fiscal 2005, the Company recorded a $1.1 million charge to reflect the impairment of certain long-lived assets related to the manufacturing and distribution of exhaust. These assets have been liquidated. During fiscal 2004, the Company recorded a charge of $0.2 million to reflect the impairment of certain long-lived assets related to company-operated shops.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets are included in other long-term assets in the accompanying balance sheets and consisted of the following (in millions):

Fiscal Year End	2005	2004
Goodwill	$—	$0.5
Other	—	0.4

Total intangible assets	—	0.9
Accumulated amortization	—	(0.6)

Intangible assets, net	$—	$0.3

Accrued Expenses

Accrued expenses consisted of the following (in millions):

Fiscal Year End	2005	2004
Advertising	$6.7	$8.9
Warranty (current portion)	4.7	4.9
Salaries and wages	3.0	3.3
Taxes other than income taxes	2.8	2.4
Business transformation charges (current portion)	4.3	2.4
Insurance reserves (current portion)	2.0	2.0
Property reserves (current portion)	0.9	1.6
Sales return allowance	0.1	1.5
Pension	—	1.0
Deferred gains/revenue	3.3	0.1
Other	3.9	4.4

Accrued expenses	$31.7	$32.5

Supplemental Cash Flow Information

Net cash flow from operating activities includes cash payments for interest and income taxes as follows (in millions):

Fiscal Year	2005	2004	2003
Interest paid	$8.5	$9.7	$16.7
Income taxes paid, net of tax refunds	1.0	(0.4)	(5.2)

Supplemental Shareholders’ Equity Information

Comprehensive loss consisted of the following (in millions):

Fiscal Year	2005	2004	2003
Foreign currency translation	$(2.1)	$(2.5)	$(3.5)
Minimum pension liability, net of tax	—	(5.7)	(8.1)
Gain (loss) on derivative financial instruments, net of tax	(0.1)	0.2	—

Comprehensive loss	(2.2)	(8.0)	(11.6)

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(5) Advertising

Under the terms of its franchise agreements, Midas is obligated to spend an amount equal to one-half of the royalty payments received from franchisees for advertising expenditures. Amounts received from franchisees for advertising are recorded as liabilities until disbursed. Midas also administers cooperative advertising programs under which amounts received from franchisees are recorded as liabilities until they are disbursed. Aggregate expenditures under these programs by Midas’ North American operations amounted to $53.7 million, $52.0 million, and $56.5 million in fiscal 2005, 2004, and 2003, respectively.

Midas also incurs certain advertising costs that are included in selling, general and distribution expenses, which amounted to $3.3 million, $3.3 million, and $2.8 million in fiscal 2005, 2004, and 2003, respectively.

(6) Income Taxes

Income tax expense (benefit) consisted of the following (in millions):

Fiscal Year	2005	2004	2003
Current:
U.S. Federal	$(0.1)	$0.1	$—
Non-U.S.	0.9	(0.8)	1.0
U.S. state and local	0.4	(0.5)	0.4

Total current	1.2	(1.2)	1.4

Deferred:
U.S. Federal	0.1	(1.0)	(36.7)
Non-U.S.	(0.3)	0.8	(6.0)
U.S. state and local	—	0.9	(7.2)

Total deferred	(0.2)	0.7	(49.9)

Income tax (benefit)	$1.0	$(0.5)	$(48.5)

The items which gave rise to differences between the income taxes in the statements of operations and the income taxes computed at the U.S. statutory rate are summarized as follows:

Fiscal Year	2005	2004	2003
Income tax expense (benefit) computed at U.S. statutory rate	35.0%	35.0%	(35.0)%
U.S. state and local taxes, net of U.S. Federal income tax effects	4.8	4.3	(3.6)
Non-U.S. effective tax rate differential	(0.2)	(0.3)	(1.1)
Foreign withholding taxes	—	15.7	(0.4)
State tax refunds	—	(8.3)	—
Foreign tax refunds	(2.6)	—	—
Settlement of taxes on European sale	—	(58.5)	—
Non-deductible expenses	3.6	3.1	(0.1)
Increase in valuation allowance	9.1	8.8	0.8
Reversal of tax contingency	(16.5)	—	—
Other items	(0.9)	(13.3)	0.5

Effective income tax rate	32.3%	(13.5)%	(38.9)%

The Company’s effective tax rate for 2005 was 32.3%, which reflects a reduction from the Company’s statutory rate of 38.7% as a result of the reversal of a tax contingency reserve established in connection with prior asset sales.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Pretax income from non-U.S. operations amounted to a $0.6 million loss in fiscal 2005, a $0.9 million loss in fiscal 2004, and a $13.3 million loss in fiscal 2003. Historically, Midas’ practice has been to reinvest its earnings in its non-U.S. subsidiaries. However, as of December 31, 2005, the non-U.S. operations had no current or accumulated earnings and profits. As such, the Company has not recognized U.S. taxes on the unremitted earnings of its non-U.S. operations.

Deferred income taxes are created by “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as reported under income tax regulations. Deferred tax assets and liabilities consisted of (in millions):

Fiscal Year End	2005	2004
Deferred tax assets attributable to:
Business transformation accruals	$4.0	$3.3
Employee benefits and vacation accruals	0.9	1.8
Long term property reserves	1.1	1.5
Goodwill	5.0	5.3
Net operating loss and tax credits	46.7	47.2
Warranty reserve	13.6	14.1
Other items	4.4	5.1

Total deferred tax assets	75.7	78.3
Valuation allowance	(1.3)	(2.3)

Net deferred tax asset	74.4	76.0

Deferred tax liabilities attributable to:
Depreciation and amortization	(2.6)	(5.1)
Pension plan expense	(3.1)	0.3
Other items	(0.1)	—

Total deferred tax liabilities	(5.8)	(4.8)

Net deferred tax assets	$68.6	$71.2

Net deferred tax assets included in:
Current assets	$9.1	$9.0
Non-current assets	59.5	62.2

Net deferred tax assets	$68.6	$71.2

As of December 31, 2005, and January 1, 2005, the Company had recorded valuation allowances of $1.3 million and $2.3 million, respectively, against certain state income tax net operating loss carryovers because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the federal and Canadian deferred tax assets.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Worldwide shops in operation as of fiscal year end consisted of (unaudited):

Fiscal Year End	2005	2004	2003
Franchised and licensed	2,541	2,562	2,600
Company-operated	69	73	73

Total	2,610	2,635	2,673

(8) Leases

Control of the real estate used by Midas shops is a fundamental strength of the Midas program. Midas employs a number of methods to ensure continued dedication of the real estate to the Midas program. Midas leases real estate that is subleased to franchisees and owns real estate in the U.S. and Canada that is leased to franchisees. Midas has also entered into contingent operating lease agreements that are described below. At fiscal year end 2005, approximately 82% of real estate associated with North American Midas shops was controlled by Midas, using one of these methods.

Leased Real Estate and Equipment

Gross rent expense applicable to operating leases relates to rentals of shops, distribution facilities, corporate administration facilities and other miscellaneous items. Gross rent expense, the sublease rental income from franchisees and other third parties that reduced gross rent expense, and the resulting net rent expense for fiscal 2005, 2004 and 2003 are presented below (in millions):

Fiscal Year	2005	2004	2003
Gross rent expense	$29.9	$29.5	$35.0
Sublease rental income	27.6	28.3	27.6

Net rent expense	$2.3	$1.2	$7.4

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

Real Estate Sale and Leaseback Transaction

Midas owns retail properties throughout the United States and Canada that are leased to franchisees and operated as Midas shops. During fiscal 2002, the Company sold 77 of these properties to Realty Income Corporation, a publicly traded real estate investment trust (REIT), and realized approximately $39.6 million in net proceeds. Simultaneous to that sale, Midas leased these properties from Realty Income Corporation and the sites continue to be leased to Midas franchisees under existing leases. Because these properties will continue to generate rents to Midas, there was no effect on revenues.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Minimum Annual Rental Payments

At fiscal year end 2005, annual minimum rental payments due under capital, finance and operating leases that have initial or remaining non-cancelable terms in excess of one year, along with sublease rental income on real estate due under non-cancelable subleases were as follows (in millions):

	Capital Leases	Finance Leases	Operating Leases	Sublease Rentals	Total
2006	$1.4	$4.7	$28.8	$(26.6)	$8.3
2007	1.4	4.6	24.5	(23.5)	7.0
2008	1.0	4.6	19.5	(18.3)	6.8
2009	0.6	4.6	12.6	(13.3)	4.5
2010	0.4	4.6	9.4	(10.0)	4.4
Thereafter	2.1	52.4	39.4	(47.8)	46.1

Total minimum lease payments	6.9	75.5	$134.2	$(139.5)	$77.1

Less imputed interest	1.8	38.7

Present value of minimum lease payments	5.1	36.8
Less current portion	1.0	0.9

Obligations under capital and finance lease obligations—noncurrent	$4.1	$35.9

At fiscal year end 2005 and 2004, the net book value of property under capital leases included in the balance sheets amounted to $3.1 million and $3.7 million, respectively. At fiscal year end 2005 and 2004, the net book value of property under finance leases included in the balance sheets amounted to $27.4 million and $28.0 million, respectively.

Real Estate Owned by Midas and Leased to Franchisees

Midas owns real estate located in various communities throughout the United States and Canada that is leased to franchisees under operating lease agreements. Substantially all leases are for initial terms of 20 years and provide for minimum and contingent rentals.

Real estate leased to franchisees and included in the balance sheets consisted of (in millions):

Fiscal Year End	2005	2004
Land	$25.5	$25.7
Buildings and improvements	51.9	52.4

Total property and equipment	77.4	78.1
Accumulated depreciation	(32.4)	(30.5)

Property and equipment, net	$45.0	$47.6

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Rental revenue on owned real estate for fiscal 2005 was $10.1 million, compared to $10.2 million in fiscal 2004 and $10.6 million in fiscal 2003. Minimum future lease payments to be received are as follows (in millions):

2006	$9.2
2007	8.9
2008	8.9
2009	8.9
2010	8.7
Thereafter	84.0

Total	$128.6

Contingent Operating Lease Agreements

Midas has entered into contingent operating lease agreements covering real estate that is leased by U.S. and Canadian franchisees from parties that are directly or indirectly related to the franchisees. At December 31, 2005, 80 shops were covered by these contingent operating lease agreements, under which Midas could be required, under certain limited circumstances, to begin making rental payments with respect to individual shop locations. The average annual shop rental is $58 thousand with an average remaining term of approximately eight years.

In addition, as part of the disposition of leased PWI locations in fiscal 2003, Midas assigned 11 operating leases to third parties but remained contingently liable for the rent for those locations through the end of the lease period. As of December 31, 2005, Midas remains contingently liable for six such locations. The total contingent rent obligation for these leases was approximately $188 thousand with all remaining leases expiring by mid 2007.

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

Net periodic pension cost for fiscal 2005, 2004 and 2003 are presented in the following table (in millions):

Fiscal Year	2005	2004	2003
Service cost-benefits	$1.2	$1.2	$1.3
Interest cost on projected benefit obligation	3.3	3.3	3.3
Expected return on assets	(4.8)	(4.8)	(4.8)
Net amortization and deferral	0.5	0.8	1.0

Total net periodic cost	$0.2	$0.5	$0.8

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The principal economic assumptions used in the determination of net periodic pension cost included the following:

Fiscal Year	2005	2004	2003
Discount rate	5.50%	6.00%	6.75%
Expected long-term rate of return on plan assets	8.5%	8.5%	8.5%
Rate of increase in compensation levels	3.5%	4.0%	4.0%

The Company believes the assumed long-term rate of return on pension plan assets is appropriate given the Company’s target long-term asset allocation. The Company’s target asset allocation and actual asset allocation for fiscal 2005 and fiscal 2004 were as follows:

Fiscal Year	Target	2005	2004
Large cap domestic equity securities	30%	35%	34%
Mid cap domestic equity securities	10	10	—
Small cap domestic equity securities	15	11	16
International equity securities	15	15	21
Domestic fixed income	30	29	29

Total	100%	100%	100%

The following table presents estimated future benefits payments over the next 10 years, including expected future service, as appropriate (in millions):

Fiscal Year
2006	$6.0
2007	3.4
2008	6.2
2009	3.3
2010	3.4
2011 – 2015	18.2

Estimated payments in fiscal 2006 and 2008 include special payouts associated with the 2001 and 2003 partial wind-ups of the Company’s Canadian pension plans.

The changes in the projected benefit obligations for fiscal 2005 and fiscal 2004 were as follows (in millions):

Fiscal Year	2005	2004
Benefit obligations as of the beginning of the year	$56.4	$57.0
Change in foreign currency exchange rates	0.2	0.4
Service cost	1.2	1.2
Interest cost	3.3	3.3
Actuarial (gain) loss	2.7	(1.2)
Benefits paid and plan expenses	(3.5)	(4.3)

Benefit obligations as of the end of the year	$60.3	$56.4

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The changes in the fair market value of the plan assets for fiscal 2005 and fiscal 2004 were as follows (in millions):

Fiscal Year	2005	2004
Fair value of assets as of the beginning of the year	$56.4	$52.7
Change in foreign currency exchange rates	0.4	0.6
Actual return on plan assets	8.1	7.2
Employer contributions	0.2	0.2
Benefits paid and plan expenses	(3.5)	(4.3)

Fair value of assets as of the end of the year	$61.6	$56.4

Pension costs are funded in amounts not less than minimum levels required by regulation. The following table reconciles the pension plans’ funded status to the amounts recognized in Midas’ balance sheets as of fiscal year end 2005 and 2004 (in millions):

Fiscal Year	2005	2004
Actuarial present value of benefit obligation (measured as of September 30):
Projected benefit obligation	$(60.3)	$(56.4)
Plan assets at fair market value (measured as of September 30)	61.6	56.4

Plan assets in excess of benefit obligation	1.3	—
Unrecognized net asset at transition	(0.2)	(0.2)
Unrecognized prior service costs	0.3	0.3
Unrecognized net loss	9.1	11.0

Prepaid pension cost recognized on balance sheets	$10.5	$11.1

The principal economic assumptions used in determining the above benefit obligations were discount rates of 5.5% in fiscal 2005 and 6.0% in fiscal 2004, and rates of increase in future compensation levels of 3.5% and 4.0% in fiscal 2005 and 2004, respectively.

As of December 31, 2005, the $10.5 million prepaid pension cost, net of valuation reserves of approximately $4.0 million pertaining to the partial wind-up of the Canadian Salaried Pension Plan and the full wind-up of the Canadian Hourly Pension Plan, was recorded in the Company’s balance sheet as an $11.6 million prepaid pension asset and a $1.1 million accrued pension liability.

Defined Contribution Plans

Substantially all U.S. salaried employees, certain U.S. hourly employees, and certain Canadian employees participate in voluntary, contributory defined contribution plans to which Midas makes full or partial matching contributions. Midas’ matching contributions to these plans amounted to $1.0 million, $0.8 million, and $1.0 million in fiscal 2005, 2004 and 2003, respectively. Midas incurred costs to maintain the non-qualified plan of approximately $30 thousand in fiscal 2005, 2004 and 2003.

Multi-employer Pension Plan

Midas historically participated in a multi-employer pension plan, which provides benefits to unionized employees at Midas’ former exhaust manufacturing operation in Hartford, WI. Amounts contributed to this plan

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

totaled $0.1 million in fiscal 2005, 2004, and 2003. As of December 31, 2005, the Company has recorded a $165 thousand liability to reflect Midas’ expected contribution to the plan during 2006.

(10) Stock-Based Compensation and Other Equity Instruments

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. In addition, Midas reserved 10,000 shares for issuance upon the grant of stock awards. Options granted pursuant to the Plans generally vest over a period of three to five years commencing one year after the date of grant. The following table summarizes information regarding the outstanding stock options as of December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Life (in years)	Exercisable Shares	Weighted-Average Exercise Price
$ 6.77–$ 7.31	520,867	$6.79	7.02	216,867	$6.81
8.04– 14.42	505,232	10.87	5.99	239,852	11.63
14.88– 18.65	474,549	17.47	6.00	206,029	16.27
19.01– 34.66	244,500	22.90	5.91	134,500	23.56

	1,745,148			797,248

The stock option activity for the prior three years is summarized as follows:

	Number of Shares	Option Price Ranges	Weighted-Average Exercise Price	Options Exercisable
Outstanding at fiscal year end 2002	1,493,971	$7.20–$34.66	$14.38	778,471
Granted	968,500	6.77– 14.96	8.15
Exercised	(12,000)	10.01– 13.22	11.08
Cancelled and forfeited	(392,300)	6.77– 21.88	12.78

Outstanding at fiscal year end 2003	2,058,171	6.77– 34.66	11.77	848,797
Granted	327,650	18.65– 19.01	18.66
Exercised	(298,884)	7.20– 17.50	12.04
Cancelled and forfeited	(40,900)	8.09– 21.88	15.82

Outstanding at fiscal year end 2004	2,046,037	6.77– 34.66	12.76	801,840
Granted	107,000	22.17– 23.99	22.20
Exercised	(349,989)	8.09– 18.65	13.75
Cancelled and forfeited	(57,900)	8.09– 18.65	12.80

Outstanding at fiscal year end 2005	1,745,148	6.77– 34.66	13.13	797,248

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of the options granted in fiscal 2005, 2004 and 2003 was $8.76, $10.28 and $4.35, respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2005	2004	2003
Risk-free interest rate	3.80%	4.14%	3.59%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	33.00%	44.82%	42.32%
Expected life in years	6.00	7.48	8.00

Restricted Stock

From time to time the Company grants shares of restricted stock to certain of its officers and directors. During fiscal 2005, 2004 and 2003, the Company granted 164,000, 91,500 and 190,000 shares, respectively. The fair value of these grants was equal to the stock price on the date of the grant. The weighted-average fair value of the restricted shares granted in fiscal 2005, 2004 and 2003, was $22.20, $18.66 and $7.20, respectively. As of December 31, 2005, a total of 146,590 shares had vested and 293,411 shares remained outstanding but unvested of the aforementioned restricted stock grants.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of December 31, 2005, a total of 52,593 warrants remained outstanding.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

(12) Contingencies

In connection with the 1998 disposition of certain U.S. company-operated shops, franchisees entered into a series of financing agreements with a third party lender. If the franchisees fail to make required payments, Midas is contingently liable for a portion of the losses that would be incurred by the lender. As of December 31, 2005, the total outstanding loans under this program were approximately $2.7 million. Midas’ total annual exposure under this program is limited to $2.0 million. In fiscal 2005, 2004 and 2003, the Company was required to pay $1.2 million, $0.8 million and $0.1 million, respectively, to the lender under this program.

Midas has certain contingent liabilities arising from various pending claims and litigation related to a number of matters. While the amount of liability that may result from these matters cannot be determined, in the opinion of Midas’ counsel, the ultimate liability will not materially affect the financial position, results of operations or cash flows of Midas.

(13) Business Segment Information

Midas operates in a single business segment and provides retail automotive services principally through franchised and company-operated shops located in North America (United States and Canada) and through franchised and licensed shops in international markets. Midas’ U.S. operations receive royalties from franchisees located in Central America. Such revenues amounted to less than one percent of U.S. sales and revenues in each of the fiscal years presented.

Historically, the Midas business has not been dependent upon a single customer or small group of customers. However, as a result of the Company’s decision to outsource the distribution of Midas brand products and other replacement parts, a significant portion of the Company’s replacement part sales and product royalties during 2005 and 2004 were derived from two customers: AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada. As distributors of Midas exhaust products in the U.S. and Canada during 2005 and 2004, they purchased exhaust products from Midas for resale to Midas dealers. In fiscal 2005, AutoZone accounted for approximately 7% of total Midas sales and revenues and Uni-Select accounted for approximately 3% of total sales and revenues. In fiscal 2004, AutoZone accounted for approximately 11% of total Midas sales and revenues and Uni-Select accounted for approximately 4% of total sales and revenues. With the Company’s recent exit from exhaust manufacturing and distribution, revenues from these two customers will become a much smaller percentage of total Midas revenues as they will include only product royalties on products sold to Midas franchisees.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following tables present financial information for each of the principal geographic areas in which the Company operates. Sales and revenues are attributed to geographic areas based on the location of customers.

	Sales and Revenues
Fiscal Year	2005	2004	2003
	(in millions)
North American Operations:
U.S.	$161.6	$167.8	$267.9
Canada	21.4	20.7	34.7

Total North America	183.0	188.5	302.6
International Operations	9.5	9.0	8.4

Total	$192.5	$197.5	$311.0

	Identifiable Assets
Fiscal Year End	2005	2004	2003
	(in millions)
North American Operations:
U.S.	$225.4	$241.3	$264.9
Canada	13.1	10.5	17.0

Total North America	238.5	251.8	281.9
International Operations	0.7	0.2	1.5

Total	$239.2	$252.0	$283.4

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(14) Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions, except per share data)
Fiscal 2005
Sales and revenues	$49.5	$50.3	$48.7	$44.0	$192.5
Cost of sales and revenues	21.2	20.9	19.6	17.7	79.4
Business transformation charges (inventory related)	—	4.1	—	1.1	5.2

Gross profit	28.3	25.3	29.1	25.2	107.9
Selling, general and administrative expenses	22.5	23.0	22.9	22.6	91.0
Business transformation charges	0.1	5.4	1.5	0.1	7.1

Operating income (loss)	5.7	(3.1)	4.7	2.5	9.8
Interest expense	(2.5)	(2.5)	(2.4)	(2.6)	(10.0)
Loss on early extinguishment of debt	—	—	—	(0.3)	(0.3)
Gain on sale of assets, net	0.8	1.1	0.1	0.8	2.8
Other income, net	0.3	0.3	—	0.3	0.9

Income (loss) before taxes	4.3	(4.2)	2.4	0.7	3.2
Income tax expense (benefit)	1.7	(1.7)	0.9	0.1	1.0

Net income (loss)	$2.6	$(2.5)	$1.5	$0.6	$2.2

Earnings (loss) per share—diluted	$0.16	$(0.16)	$0.09	$0.04	$0.13

Fiscal 2004
Sales and revenues	$46.9	$52.0	$51.3	$47.3	$197.5
Cost of sales and revenues	19.6	22.1	22.6	19.2	83.5
Business transformation charges (inventory write-down)	—	—	—	0.4	0.4

Gross profit	27.3	29.9	28.7	27.7	113.6
Selling, general and administrative expenses	22.0	23.4	22.8	24.6	92.8
Business transformation charges	—	—	—	0.8	0.8

Operating income	5.3	6.5	5.9	2.3	20.0
Interest expense	(5.1)	(2.5)	(2.6)	(2.5)	(12.7)
Loss on early extinguishment of debt	(4.7)	—	—	—	(4.7)
Gain on sale of assets, net	—	—	—	0.6	0.6
Other income (expense), net	0.3	0.2	(0.1)	—	0.4

Income (loss) before taxes	(4.2)	4.2	3.2	0.4	3.6
Income tax expense (benefit)	(1.6)	1.6	1.1	(1.6)	(0.5)

Net income (loss)	$(2.6)	$2.6	$2.1	$2.0	$4.1

Earnings (loss) per share—diluted	$(0.16)	$0.16	$0.13	$0.12	$0.26

The sum of earnings per share for the quarters may not equal the full year amount in each year due to the impact of changes in the average shares outstanding.