Form 10-Q
period 2006-04-01
MIDAS INC
filed 2006-05-11
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of April 28, 2006 was 15,530,316.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal March
	2006	2005
	(13 Weeks)	(13 Weeks)
Sales and revenues:
Franchise royalties and license fees	$15.2	$15.5
Real estate revenues	9.1	9.0
Company-operated shop retail sales	9.5	9.1
Replacement part sales and product royalties	7.8	15.2
Other	1.0	0.7

Total sales and revenues	42.6	49.5

Cost of sales and revenues:
Real estate cost of revenues	5.6	5.6
Company-operated shop cost of sales	2.2	2.1
Replacement part cost of sales	6.5	11.7
Warranty expense	1.3	1.8

Total cost of sales and revenues	15.6	21.2

Gross profit	27.0	28.3
Selling, general, and administrative expenses	22.2	22.5
Business transformation charges	0.1	0.1

Operating income	4.7	5.7
Interest expense	(2.2)	(2.5)
Gain on sale of assets	3.4	0.8
Other income, net	0.3	0.3

Income before income taxes	6.2	4.3
Income tax expense	2.4	1.7

Net income	$3.8	$2.6

Earnings per share:
Basic	$0.25	$0.16

Diluted	$0.24	$0.16

Average number of shares:
Common shares outstanding	15.3	15.7
Common stock warrants	0.1	0.1

Shares applicable to basic earnings	15.4	15.8
Equivalent shares on outstanding stock awards	0.4	0.6

Shares applicable to diluted earnings	15.8	16.4

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	Fiscal March 2006	Fiscal December 2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1.2	$1.4
Receivables, net	34.3	33.5
Inventories, net	3.1	6.8
Deferred income taxes	8.0	9.1
Prepaid assets	4.3	3.3
Other current assets	1.8	3.2

Total current assets	52.7	57.3
Property and equipment, net	102.1	104.6
Deferred income taxes	58.7	59.5
Other assets	18.2	17.8

Total assets	$231.7	$239.2

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.9	$1.9
Accounts payable	11.4	13.6
Accrued expenses	30.5	31.7

Total current liabilities	43.8	47.2
Long-term debt	60.4	65.0
Obligations under capital leases	3.8	4.1
Finance lease obligation	35.6	35.9
Accrued warranty	30.3	30.7
Other liabilities	6.4	6.8

Total liabilities	180.3	189.7

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares and 17.7 million shares issued) and paid-in capital	15.9	19.8
Treasury stock, at cost (2.1 million shares and 2.0 million shares)	(47.4)	(45.0)
Unamortized restricted stock awards	—	(4.2)
Retained income	84.9	81.1
Cumulative other comprehensive loss	(2.0)	(2.2)

Total shareholders’ equity	51.4	49.5

Total liabilities and shareholders’ equity	$231.7	$239.2

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the quarter ended fiscal March
	2006	2005
Cash flows from operating activities:
Net income	$3.8	$2.6
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	2.2	2.7
Stock based compensation	0.7	0.3
Amortization of debt discount and financing fees	0.1	0.2
Business transformation charges	0.1	0.1
Gain on sale of assets	(3.4)	(0.8)
Deferred income taxes	1.9	0.2
Cash outlays for business transformation costs	(1.9)	(0.7)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	4.2	(2.5)

Net cash provided by operating activities	7.7	2.1

Cash flows from investing activities:
Capital investments	(0.7)	(0.6)
Cash paid for acquired businesses	(0.3)	(0.5)
Proceeds from sales of assets	1.1	8.3

Net cash provided by investing activities	0.1	7.2

Cash flows from financing activities:
Principal payments of long-term debt	—	(3.4)
Net repayments under revolving lines of credit	(4.6)	(6.1)
Payment of obligations under capital leases	(0.3)	(0.3)
Payment of obligations under finance lease	(0.3)	(0.2)
Cash received for common stock	1.2	2.1
Cash paid for treasury shares	(4.0)	(1.2)

Net cash used in financing activities	(8.0)	(9.1)

Net change in cash and cash equivalents	(0.2)	0.2
Cash and cash equivalents at beginning of period	1.4	0.9

Cash and cash equivalents at end of period	$1.2	$1.1

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Income	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Current	Cumulative
Fiscal year end 2005	17.7	$19.8	(2.0)	$(45.0)	$(4.2)	$81.1		$(2.2)
Eliminate remaining deferred compensation (a)	—	(4.2)	—	—	4.2	—		—
Purchase of treasury shares	—	—	(0.2)	(4.0)	—	—		—
Stock option transactions	—	(0.6)	0.1	1.8	—	—		—
Forfeiture of restricted stock awards	—	0.2	—	(0.2)	—	—		—
Stock based compensation	—	0.7	—	—	—	—		—
Net income	—	—	—	—	—	3.8	$3.8	—
Other comprehensive income — gain on derivative financial instruments, net of tax	—	—	—	—	—	—	0.2	0.2

Comprehensive income	—	—	—	—	—	—	$4.0	—

Fiscal first quarter end 2006	17.7	$15.9	(2.1)	$(47.4)	$—	$84.9		$(2.0)

(a)	On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. Under the modified prospective method, contra-equity accounts related to unearned or deferred compensation for awards previously accounted for pursuant to APB 25 are eliminated against paid-in capital.

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended April 1, 2006 (“first quarter fiscal 2006”) and April 2, 2005 (“first quarter fiscal 2005”) and of its financial position as of April 1, 2006. All such adjustments are of a normal recurring nature. The results of operations for the first quarter fiscal 2006 and 2005 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended April 1, 2006 and April 2, 2005 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2005 financial statements in order to provide consistency with the fiscal 2006 results. These reclassifications did not affect previously reported operating income, income before income taxes, net income or earnings per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal March
	2006	2005
Weighted-average common shares outstanding	15.3	15.7
Common stock warrants	0.1	0.1

Shares applicable to basic earnings	15.4	15.8
Effect of dilutive stock awards	0.4	0.6

Shares applicable to diluted earnings	15.8	16.4

Potential common share equivalents:
Stock options	1.4	1.4

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the quarter ended fiscal March
	2006	2005
Interest paid	$2.1	$2.1
Income tax refunds	—	(0.3)
Income taxes paid	0.3	0.4

3. Inventories

Inventories were composed of finished goods, net of reserves, in both the quarter ended April 1, 2006 and the year ended December 31, 2005.

4. Business Transformation Activities

The Company is in the process of transforming its business. As part of the Company’s business transformation, management has developed and implemented strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives include the closure and re-franchising of certain company-operated shops, the redesign of the Company’s wholesale parts distribution network, the exit from exhaust manufacturing and distribution, and the reduction of administrative expenses related to former operating activities. The implementation of these initiatives has had and will continue to have the effect of lowering overall Company revenues and expenses. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges in prior fiscal years to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses.

In connection with Midas’ ongoing retail transformation, the Company recently developed a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image during 2006 and 2007, the Company is offering to provide a subsidy of approximately $2,600 per shop. As a result, Midas management expects that the implementation of this program will result in additional business transformation costs each quarter during fiscal 2006 and 2007. Midas believes the total charges will be less than $4 million.

The fiscal 2006 activity to date affecting the accrual for business transformation charges was as follows (shown in millions):

	Image Update	Exit from Exhaust Manufacturing	Rationalization of Company- Operated Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Balance at December 31, 2005	$—	$3.2	$0.3	$0.7	$0.1	$4.3
Business transformation charges	0.2	(0.1)	—	—	—	0.1
Cash payments	(0.2)	(1.2)	(0.1)	(0.4)	—	(1.9)
Non-cash utilization	—	0.1	—	—	—	0.1

Balance at April 1, 2006	$—	$2.0	$0.2	$0.3	$0.1	$2.6

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

On October 27, 2005, the Company entered into a new five-year, unsecured $110 million revolving credit facility that further reduced interest rates, eliminated scheduled principal payments and significantly increased the Company’s capacity to make treasury stock repurchases and dividend payments. The new credit facility is expandable to $140 million at the Company’s discretion with lender approval. Interest on the new revolving loan was initially payable monthly at LIBOR plus 2.0%. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. The new facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for the three-year term of the agreement. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of April 1, 2006, approximately $21.3 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction.

The April 2004 swap arrangement has been designated as a cash flow hedge and was evaluated to be ineffective subsequent to the Company’s October 2005 refinancing. As a result, the change in the fair value is reflected on the statement of operations as interest expense. The November 2005 swap arrangement has been designated as a cash flow hedge and was evaluated to be highly effective. As a result, the change in the fair value is recorded in other comprehensive income as a gain or loss on derivative financial instruments. As of April 1, 2006, the fair value of these instruments was a gain of approximately $0.6 million.

As of April 1, 2006, a total of $60.4 million was outstanding under the revolving credit facility. As of December 31, 2005, a total of $65.0 million was outstanding under the revolving credit facility.

6. Pension Plans

Certain Midas employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried and hourly employees in the corporate office provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees’ average annual compensation during the five years preceding retirement. Plan assets are invested primarily in common stocks, corporate bonds, and government securities. The Company does not expect to make material contributions to the various plans in fiscal 2006.

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal March
	2006	2005
Service cost – benefits	$0.3	$0.3
Interest cost on projected benefit obligation	0.7	0.7
Expected return on assets	(1.1)	(1.0)
Net amortization and deferral	0.2	0.2

Total net periodic pension cost	$0.1	$0.2

Midas also participates in a multi-employer pension plan, which provides benefits to certain unionized employees. Contributions of approximately $25,000 were made to this plan for the three months ended April 1, 2006.

7. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R” or the “Statement”). This Statement is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related implementation guidance. On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the Modified Prospective Application method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

Prior to the adoption of SFAS No. 123R, the Company applied the intrinsic-value-based method in accordance with APB No. 25 to account for its employee stock options and share purchase rights. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under the Company’s stock incentive plans; however, compensation expense was recognized in connection with the issuance of restricted shares. The adoption of SFAS No. 123R primarily resulted in a change in the method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in recording compensation expense for employee stock options. The Company records an expense for outstanding unvested stock awards based on the grant-date fair value of those awards. The fair value of stock option awards has been determined using the Black-Scholes option pricing model and the Modified Prospective Application method of adoption as allowed under SFAS No. 123R.

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25 (in millions):

	For the quarter ended fiscal March 2006
	As Reported	Under APB No. 25
Statement of Operations:
Operating income	$4.7	$5.2
Income before income taxes	6.2	6.7
Net income	3.8	4.1

Balance Sheet:
Common stock and paid-in capital	15.9	19.2
Unamortized restricted stock awards	—	(3.8)

Earnings per share:
Basic	$0.25	$0.27
Diluted	0.24	0.26

The Company did not record an excess tax benefit in the first quarter; therefore, there is no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows. Under the Modified Prospective Application method, contra-equity accounts related to unearned or deferred compensation for awards previously accounted for pursuant to APB 25 are eliminated against paid-in capital.

Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the stock option plan been determined based on a fair-value-based based method at the grant date consistent with SFAS No. 123R, the Company’s net income and earnings per share for the three months ended April 2, 2005 would have been reduced to the pro forma amounts indicated below (in millions):

Net income
As reported	$2.6
Plus: stock-based compensation expense included in reported net income, net of taxes	0.2
Less: fair value impact of employee stock compensation, net of taxes	(0.5)

Pro forma	$2.3

Basic earnings per share
As reported	$0.16
Pro forma	0.14

Diluted earnings per share
As reported	$0.16
Pro forma	0.14

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. In addition, Midas reserved 10,000 shares for issuance upon the grant of stock awards. Options granted pursuant to the Plans generally vest over a period of three to five years commencing one year after the date of grant. It the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of April 1, 2006.

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2005	1,745,148	$6.77– $34.66	$13.13
Exercised	(96,205)	8.09– 18.65	15.32
Cancelled and forfeited	(21,000)	8.09– 22.17	14.08

Outstanding at April 1, 2006	1,627,943	6.77– 34.66	12.99	6.3	$11.0

Exercisable at April 1, 2006	803,063	6.77– 34.66	12.47	5.1	5.3

No stock options were granted by the Company in the three months ended April 1, 2006. The intrinsic value of stock options exercised and vested in the first quarter is shown below (in millions):

	For the quarter ended fiscal March
	2006	2005
Stock options exercised	$0.6	$1.0
Stock options vested	0.4	0.4

As of April 1, 2006 there was $5.7 million of stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.5 years.

Restricted Stock

From time to time the Company grants shares of restricted stock to certain of its officers and directors. The fair value of these grants is equal to the stock price on the date of the grant. Activity for restricted shares, including the non-vested restricted shares outstanding and the weighted average grant-date fair value of those restricted shares is shown in the table below:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 31, 2005	293,411	$17.88
Granted	—	—
Vested	—	—
Forfeited	(6,333)	(21.43)

Non-vested balance as of April 1, 2006	287,078	17.80

As of April 1, 2006 there was $3.8 million of unamortized restricted stock compensation included in paid-in capital, which is expected to be recognized over a weighted average period of 4.3 years.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of April 1, 2006 a total of 52,593 warrants remained outstanding.

8. Warranty

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

Year-to-date warranty activity through the first three months of fiscal 2006 is summarized as follows (in millions):

Accrued warranty at beginning of period	$35.4
Warranty expense	1.3
Warranty credit issued to franchisees (warranty claims paid)	(1.7)

Accrued warranty at end of period	35.0
Less current portion (included in accrued expenses)	(4.7)

Accrued warranty – non-current	$30.3

9. Sale of Assets

In March 2005, in connection with the Company’s planned exit from exhaust manufacturing, the Company sold its Huth equipment manufacturing operations. The Company also sold its Chicago distribution center in March 2005 and leased it back on a short-term basis. The gain on sale of the Chicago distribution center of approximately $4.5 million was recognized over the term of the lease-back period. Approximately $2.7 million of this gain was recognized during fiscal 2005. The remaining $1.8 million of the Chicago distribution center gain was recognized in the first quarter of fiscal 2006. The Company ceased operating the warehouse during the first quarter of fiscal 2006 and no longer leases the facility. In the first quarter 2006 the Company also completed the sale of all remaining manufacturing related equipment which resulted in a gain of approximately $1.6 million. The Company expects to sell the Company’s vacant Hartford manufacturing facility during fiscal 2006 or 2007.

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

During 2003, the Company outsourced the wholesale distribution of Midas brand products and other replacement parts, closed all but one of the Company’s regional distribution centers, disposed of its PWI quick-delivery distribution locations through sale or closure, closed or re-franchised 34 company-operated shops, and significantly reduced corporate administrative overhead. In connection with the Company’s ongoing transformation, management determined that exhaust manufacturing and distribution no longer represented a strategic fit for the Company’s evolving retail-focused business model. In May 2005, the Company entered into an agreement appointing AutoZone, Inc. as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. Midas also entered into an agreement with ArvinMeritor to sell certain IPC-branded exhaust assets. In December 2005, the Company announced a similar exhaust supply agreement in Canada with Uni-Select, establishing it as the exclusively endorsed supplier of Walker brand exhaust products to Midas shops in Canada. As a result of these agreements, Midas ceased production at its Hartford, Wisconsin exhaust manufacturing plant during the third quarter of fiscal 2005. Midas continued to operate its exhaust distribution warehouse in Chicago, Illinois during the first quarter of 2006 in order to provide Midas brand exhaust products to Midas dealers in Canada prior to their final conversion to the new exhaust supply program. During the first quarter of fiscal 2006, all remaining exhaust inventory and equipment was sold and liquidated and the Chicago exhaust distribution warehouse was closed. In connection with the above described business transformation activities, the Company recorded business transformation charges of $177 million from fiscal 2002 through 2006.

The Company’s recently completed exit from exhaust manufacturing and distribution will have the effect of further reducing overall Company revenues and expenses compared to historical levels, and will increase the Company’s operating margin. The Company’s vacant Hartford, WI factory is the one asset that remains from the former exhaust manufacturing and distribution operation. Midas is currently seeking buyers for this facility and expects to ultimately record a gain upon the sale of the facility.

The Midas business transformation, and the resulting changes to the way the Company does business, will continue through fiscal 2006 and beyond. In connection with Midas’ ongoing retail transformation, the Company recently developed a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image during 2006 and 2007, the Company is offering to provide a subsidy of approximately $2,600 per shop. As a result, Midas management expects that the implementation of this program will result in additional business transformation costs each quarter during fiscal 2006 and 2007. Midas believes the total charges will be less than $4 million.

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

First Quarter Fiscal 2006 Compared with First Quarter Fiscal 2005

The following is a summary of the Company’s sales and revenues for the first quarter of fiscal 2006 and 2005: ($ in millions)

	2006	Percent to Total	2005	Percent to Total
Franchise royalties and license fees	$15.2	35.7%	$15.5	31.3%
Real estate revenues	9.1	21.4	9.0	18.2
Company-operated shop retail sales	9.5	22.3	9.1	18.4
Replacement part sales and product royalties	7.8	18.3	15.2	30.7
Other	1.0	2.3	0.7	1.4

Total sales and revenues	$42.6	100.0%	$49.5	100.0%

Total Company sales and revenues for the first quarter of fiscal 2006 decreased $6.9 million, or 13.9%, from the first quarter of fiscal 2005 to $42.6 million. Within the retail auto service business, royalty revenues and license fees decreased $0.3 million, or 1.9%, from the first quarter of fiscal 2005. This year-over-year decrease was primarily driven by a $0.5 million decrease in Canadian royalties in the first quarter of fiscal 2006. During the first quarter of fiscal 2005, Canadian royalty revenues benefited from the one-time recognition of royalties from certain delinquent franchisees. This was partially offset by a 1.3% comparable shop increase in system-wide Midas retail sales and higher international royalties. Sales from company-operated shops increased $0.4 million, or 4.4%, above the first quarter of fiscal 2005. The sales increase primarily reflects an increase in comparable shop sales of approximately 6.3%, which was partially offset by a net reduction in the average number of shops in operation compared to the first quarter of fiscal 2005. Revenues from real estate leases increased slightly to $9.1 million as higher revenues from rent increases and a more favorable exchange rate on Canadian rental income more than offset a net reduction in the number of shops subject to real estate rental agreements relative to the first quarter of fiscal 2005.

Replacement part sales and product royalties decreased $7.4 million to $7.8 million from $15.2 million in the first quarter of fiscal 2005. Product royalties reflect royalties earned on the sale of parts to Midas dealers by AutoZone, NAPA and CarQuest in the U.S. and Uni-Select in Canada. The decrease primarily reflects a $6.8 million decrease in revenues from exhaust manufacturing and distribution as a result of the Company’s exit from exhaust distribution. In addition, product royalty revenues declined as a result of reduced purchases of product from Company suppliers by Midas dealers and a scheduled reduction in the contractual royalty rates earned from both AutoZone and Uni-Select. These declines were partially offset by an increase in sales of products such as tires and batteries to Midas dealers through the Company’s alliances with supply chain partners including Bridgestone-Firestone and Interstate Battery.

The Company’s gross profit margin increased to 63.4% in the first quarter of fiscal 2006 from 57.2% in the first quarter of fiscal 2005. The Company’s gross margin benefited from a more favorable sales mix during the first quarter of fiscal 2006, in which a higher percentage of revenues came from franchise royalties and company-operated shops, and a lower percentage of revenues were derived from lower margin wholesale sales (primarily exhaust liquidation sales and Bridgestone-Firestone tires). The Company resells Bridgestone-Firestone tires to Midas dealers at a small mark-up that is primarily intended to cover the cost of administering the merchandise program. In addition, warranty expense declined $0.5 million to $1.3 million, or 3.1% of total sales for the first quarter of fiscal 2006, compared to $1.8 million, or 3.6% of total sales in the first quarter of fiscal 2005. The decline in warranty expense is the result of the Company’s vendors assuming responsibility for the warranty on certain products, lower retail sales of exhaust and a reduction in the warranty redemption and reimbursement rate for brakes. The positive impact of a more favorable sales mix and lower warranty expense more than offset the impact of reduced margins from the final liquidation of exhaust inventory.

Selling, general and administrative expenses for the first quarter of fiscal 2006 decreased $0.3 million, or 1.3%, from the first quarter of fiscal 2005 to $22.2 million. The slight decrease in expenses primarily reflects a $0.7 million reduction in overhead administration expense, lower expenses for company-operated shops as a result of a reduction in the average number of shops for the period and improved control over shop payroll expense, and lower costs incurred in the distribution of exhaust. These savings were partially offset by an increase of $0.5 million for stock option expense as a result of adopting new accounting rules regarding accounting for stock options (SFAS No. 123R). No expenses for stock options were recorded in the first quarter of fiscal 2005. In March 2006, the Chicago exhaust distribution operation was shut down and the warehouse facility was turned over to the landlord. During the first quarter of fiscal 2006, the Company incurred approximately $1.3 million in operating expenses in its exhaust distribution operation.

During the first quarter of fiscal 2006, the Company recorded business transformation charges of $0.1 million. The Company recorded a charge of $0.2 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers, which was partially offset by a favorable valuation adjustment on the net fixed assets in the Chicago exhaust warehouse upon disposal. During the first quarter of fiscal 2005, the Company recorded charges of $0.1 million related to the wind-up of an hourly pension plan in Canada as a result of the Company’s decision to exit the traditional wholesale business.

As a result of the above changes, operating income decreased $1.0 million to $4.7 million in the first quarter of fiscal 2006 from $5.7 million in the first quarter of fiscal 2005. Excluding the impact of the above described business transformation charges, operating income for the first quarter of fiscal 2006 was $4.8 million compared to $5.8 million for the first quarter of fiscal 2005. Excluding the impact of business transformation charges, operating income margin decreased to 11.3% in the first quarter of fiscal 2006 from 11.7% in the first quarter of fiscal 2005. The erosion in operating margin primarily reflects higher operating losses in the Company’s exhaust distribution operation as a result of the final wind down and liquidation of the operation, as well as the impact of $0.5 million in additional expense incurred in connection with the adoption of SFAS No. 123R.

Interest expense decreased from $2.5 million in the first quarter of fiscal 2005 to $2.2 million in first quarter of fiscal 2006 primarily as a result of a reduction in the amortization of financing fees and a favorable settlement to interest owed on a tax matter in Canada.

During the first quarter of fiscal 2006, the Company recorded a $3.4 million gain on sale of assets. This included the final recognition of the remaining $1.8 million deferred gain from the March 2005 sale of the Company’s Chicago warehouse, and a $1.6 million gain on the sale of equipment liquidated in connection with the Company’s exit from exhaust manufacturing. During the first quarter of fiscal 2005, the Company recorded a gain on sale of $0.8 million to reflect the sale of the Company’s Huth exhaust equipment manufacturing operation.

The Company’s effective tax rate was 38.3% in the first quarter of fiscal 2006 compared to 39.2% in the first quarter of fiscal 2005.

As a result of the above items, net income increased $1.2 million from net income of $2.6 million in the first quarter of fiscal 2005 to net income of $3.8 million in the first quarter of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first quarter of fiscal 2006 and 2005, respectively (in millions):

	2006	2005
Cash provided by operating activities before cash outlays for business transformation costs and total changes in assets and liabilities	$5.4	$5.3
Cash outlays for business transformation costs	(1.9)	(0.7)
Total changes in assets and liabilities	4.2	(2.5)

Net cash provided by operating activities	7.7	2.1
Net cash provided by investing activities	0.1	7.2
Net cash used in financing activities	(8.0)	(9.1)

Net change in cash and cash equivalents	$(0.2)	$0.2

The Company’s cash management system permits the Company to make daily borrowings and repayments on its line of credit. This allows Midas to minimize interest expense and to maintain a cash balance close to zero. Midas’ cash and cash equivalents decreased $0.2 million in the first three months of fiscal 2006.

The Company’s operating activities provided net cash of $7.7 million during the first three months of fiscal 2006 compared to $2.1 million of cash generated in the first three months of fiscal 2005. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash from operating activities increased slightly from $5.3 million in the first three months of fiscal 2005 to $5.4 million in the first three months of fiscal 2006. Cash outlays for business transformation costs increased from $0.7 million in the first three months of fiscal 2005 to $1.9 million in the first three months of fiscal 2006. Cash outlays for business transformation costs in the first three months of fiscal 2006 were primarily related to the Company’s exit from the exhaust manufacturing business, while cash outlays in the first three months of fiscal 2005 were primarily related to the shutdown of the Company’s wholesale parts distribution network. As of April 1, 2006 the Company has a remaining liability for business transformation charges of $2.6 million, the majority of which will be paid during fiscal 2006.

Changes in assets and liabilities swung from a $2.5 million use of cash in the first three months of fiscal 2005 to a $4.2 million source of cash in the first three months of fiscal 2006. The $6.7 million change was primarily due to a decline in inventories in the first three months of fiscal 2006 as a result of the final liquidation of exhaust inventory, a delay in advertising payments and a smaller seasonal increase in accounts receivable due to the exit from the exhaust manufacturing business, partially offset by a decrease in accounts payable in the first three months of fiscal 2006, compared to a slight increase in the first three months of fiscal 2005. The decline in accounts payable in fiscal 2006 reflects the unwinding of purchasing activity as a result of the Company’s exit from the exhaust manufacturing and distribution business.

Investing activities provided $0.1 million of cash during the first three months of fiscal 2006 compared to providing $7.2 million of cash during the first three months of fiscal 2005. Fiscal 2006 investing activities primarily consisted of $0.7 million in systems development projects and other capital expenditures, $0.3 million paid to acquire a Midas shop and other shop assets from a Midas dealer and $1.1 million in cash generated as the result of the sale of the remaining exhaust manufacturing assets. Fiscal 2005 investing activities primarily consisted of $0.6 million in systems development projects and other capital expenditures, $0.5 million paid to acquire three Midas shops and other shop assets from a Midas dealer and $8.3 million in cash generated as the result of asset sales. The asset sales in 2005 included the sale and leaseback of the Company’s remaining distribution facility in Chicago, the sale of the Company’s Huth exhaust equipment manufacturing operation and the re-franchising of six company-operated shops.

Net cash used in financing activities was $8.0 million in the first three months of fiscal 2006, compared to net cash used of $9.1 million in the first three months of fiscal 2005. During the first three months of fiscal 2006, the Company reduced total debt by $5.2 million, paid $4.0 million to repurchase shares of the Company’s common stock and received $1.2 million in cash from the exercise of outstanding stock options. In the first three months of fiscal 2005, the Company reduced total debt by $10.0 million, paid $1.2 million to repurchase shares of the Company’s common stock and received $2.1 million in cash from the exercise of outstanding stock options.

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

On October 27, 2005, the Company entered into a new five-year, unsecured $110 million revolving credit facility that further reduced interest rates, eliminated scheduled principal payments and significantly increased the Company’s capacity to make treasury stock repurchases and dividend payments. The new credit facility is expandable to $140 million at the Company’s discretion with lender approval. Interest on the new revolving loan was initially payable monthly at LIBOR plus 2.0%. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for the three-year term of the agreement. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of April 1, 2006, approximately $21.3 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction.

On November 9, 2004, the Midas Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million of the Company’s outstanding common stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program. The Company intends to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company paid approximately $4.0 million for the 196,300 shares acquired under this program during fiscal 2006.

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

When valuing outstanding receivable balances, the Company also considered the reduced collections that result from the exit from exhaust manufacturing and distribution, as well as the increased likelihood that customers will not pay amounts due.

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

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at April 1, 2006. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, “Inventory Costs – an amendment of ARB No. 43” (“SFAS No. 151”), which is the result of its effort to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the cost of conversion be based on normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Based on the Company’s exit from exhaust manufacturing in the third quarter of fiscal 2005, adopting SFAS No. 151 will not have a material impact on the Company.

In December 2004, the FASB issued Statement No. 123 (revised), “Share-Based Payment,” (“SFAS No. 123R”). This statement is a revision to Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. Originally, SFAS No. 123R required that companies adopt the provisions of SFAS No. 123R on July 1, 2005. However, in April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which deferred the compliance date of SFAS No. 123R until 2006 for calendar year companies such as Midas, Inc. Consistent with the new rule, the Company adopted SFAS No. 123R on January 1, 2006, with compensation cost recorded as an expense for outstanding unvested awards, based on the grant-date fair value of those awards. The Company uses the Black-Scholes option pricing model and the Modified Prospective Application method of adoption as allowed under SFAS No. 123R.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS No. 154 did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for the three-year term of the agreement. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of April 1, 2006, approximately $21.3 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction.

The April 2004 swap arrangement has been designated as a cash flow hedge and was evaluated to be ineffective subsequent to the Company’s October 2005 refinancing. As a result, the change in the fair value is reflected on the statement of operations as interest expense. The November 2005 swap arrangement has been designated as a cash flow hedge and was evaluated to be highly effective. As a result, the change in the fair value is recorded in other comprehensive income as a gain or loss on derivative financial instruments. As of April 1, 2006, the fair value of these instruments was a gain of approximately $0.6 million.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2006: (January 1, 2006 through January 28, 2006)	—	—	—	$10,140,085
February 2006: (January 29, 2006 through February 25, 2006)	90,300	$19.22	90,300	$8,404,684
March 2006: (February 26, 2006 through April 1, 2006)	106,000	$21.55	106,000	$6,120,498

Total	196,300	$20.48	196,300	$6,120,498	(2)

(1)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. As of April 1, 2006, a total of 904,100 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.88.

(2)	On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program.

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

Date: May 11, 2006	/s/ Alan D. Feldman
Alan D. Feldman
Chairman, President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Senior Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller