Form 10-Q
period 2006-07-01
MIDAS INC
filed 2006-08-10
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of July 31, 2006 was 15,611,068.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal June		For the six months ended fiscal June
	2006	2005	2006	2005
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Sales and revenues:
Franchise royalties and license fees	$16.9	$17.3	$32.1	$32.8
Real estate revenues	9.1	8.9	18.2	17.9
Company-operated shop retail sales	10.5	9.6	20.0	18.7
Replacement part sales and product royalties	7.7	13.6	15.5	28.8
Other	0.9	0.9	1.9	1.6

Total sales and revenues	45.1	50.3	87.7	99.8

Cost of sales and revenues:
Real estate cost of revenues	5.7	5.6	11.3	11.2
Company-operated shop cost of sales	2.5	2.3	4.7	4.4
Replacement part cost of sales	6.4	11.1	12.9	22.8
Warranty expense	1.6	1.9	2.9	3.7
Business transformation charges (inventory write-down)	—	4.1	—	4.1

Total cost of sales and revenues	16.2	25.0	31.8	46.2

Gross profit	28.9	25.3	55.9	53.6
Selling, general, and administrative expenses	22.2	23.0	44.4	45.5
Gain on sale of assets	—	(1.1)	(3.4)	(1.9)
Business transformation charges	0.4	5.4	0.5	5.5

Operating income (loss)	6.3	(2.0)	14.4	4.5
Interest expense	(2.3)	(2.5)	(4.5)	(5.0)
Other income, net	0.2	0.3	0.5	0.6

Income (loss) before income taxes	4.2	(4.2)	10.4	0.1
Income tax expense (benefit)	1.6	(1.7)	4.0	—

Net income (loss)	$2.6	$(2.5)	$6.4	$0.1

Earnings (loss) per share:
Basic	$0.17	$(0.16)	$0.42	$0.00

Diluted	$0.17	$(0.16)	$0.41	$0.00

Average number of shares:
Common shares outstanding	15.2	15.8	15.2	15.8
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	15.3	15.9	15.3	15.9
Equivalent shares on outstanding stock awards	0.4	—	0.4	0.7

Shares applicable to diluted earnings	15.7	15.9	15.7	16.6

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	Fiscal June 2006	Fiscal December 2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1.3	$1.4
Receivables, net	33.5	33.5
Inventories, net	3.4	6.8
Deferred income taxes	7.4	9.1
Prepaid assets	3.8	3.3
Other current assets	3.0	3.2

Total current assets	52.4	57.3
Property and equipment, net	100.5	104.6
Intangible assets	1.6	—
Deferred income taxes	58.0	59.5
Other assets	17.6	17.8

Total assets	$230.1	$239.2

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.9	$1.9
Accounts payable	13.3	13.6
Accrued expenses	27.3	31.7

Total current liabilities	42.5	47.2
Long-term debt	60.7	65.0
Obligations under capital leases	3.6	4.1
Finance lease obligation	34.4	35.9
Accrued warranty	30.5	30.7
Other liabilities	5.8	6.8

Total liabilities	177.5	189.7

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares and 17.7 million shares issued) and paid-in capital	11.7	19.8
Treasury stock, at cost (2.1 million shares and 2.0 million shares)	(45.3)	(45.0)
Unamortized restricted stock awards	—	(4.2)
Retained income	87.5	81.1
Cumulative other comprehensive loss	(1.3)	(2.2)

Total shareholders’ equity	52.6	49.5

Total liabilities and shareholders’ equity	$230.1	$239.2

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the six months ended fiscal June
	2006	2005
Cash flows from operating activities:
Net income	$6.4	$0.1
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	4.5	5.3
Stock based compensation	1.7	0.9
Amortization of financing fees	0.1	0.4
Business transformation charges	0.5	5.5
Business transformation charges (inventory write-down)	—	4.1
Gain on sale of assets	(3.4)	(1.9)
Deferred income taxes	3.2	(1.8)
Cash outlays for business transformation costs	(3.5)	(1.3)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	2.1	(13.1)

Net cash provided by (used in) operating activities	11.6	(1.8)

Cash flows from investing activities:
Capital investments	(1.5)	(1.0)
Cash paid for acquired businesses	(0.1)	—
Proceeds from sales of assets	1.1	8.3

Net cash provided by (used in) investing activities	(0.5)	7.3

Cash flows from financing activities:
Principal payments of long-term debt	—	(5.2)
Net borrowings (repayments) under revolving lines of credit	(4.3)	1.7
Payment of obligations under capital leases	(0.5)	(0.5)
Payment of obligations under finance lease	(0.5)	(0.4)
Cash received for common stock	1.7	3.7
Cash paid for treasury shares	(7.6)	(4.6)

Net cash used in financing activities	(11.2)	(5.3)

Net change in cash and cash equivalents	(0.1)	0.2
Cash and cash equivalents at beginning of period	1.4	0.9

Cash and cash equivalents at end of period	$1.3	$1.1

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Income	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Current	Cumulative
Fiscal year end 2005	17.7	$19.8	(2.0)	$(45.0)	$(4.2)	$81.1		$(2.2)
Eliminate remaining deferred compensation (a)	—	(4.2)	—	—	4.2	—		—
Purchase of treasury shares	—	—	(0.4)	(7.6)	—	—		—
Stock option transactions	—	(0.9)	0.1	2.6	—	—		—
Restricted stock awards	—	(4.8)	0.2	4.8	—	—		—
Forfeiture of restricted stock awards	—	0.1	—	(0.1)	—	—		—
Stock based compensation	—	1.7	—	—	—	—		—
Net income	—	—	—	—	—	6.4	$6.4	—
Other comprehensive income
— foreign currency translation	—	—	—	—	—	—	0.6	0.6
— gain on derivative financial instruments, net of tax	—	—	—	—	—	—	0.3	0.3

Comprehensive income	—	—	—	—	—	—	$7.3	—

Fiscal second quarter end 2006	17.7	$11.7	(2.1)	$(45.3)	$—	$87.5		$(1.3)

(a)	On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. Under the modified prospective method, contra-equity accounts related to unearned or deferred compensation for awards previously accounted for pursuant to APB 25 are eliminated against paid-in capital.

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended July 1, 2006 (“second quarter fiscal 2006”) and July 2, 2005 (“second quarter fiscal 2005”) and of its financial position as of July 1, 2006. All such adjustments are of a normal recurring nature. The results of operations for the second quarter of fiscal 2006 and 2005 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended July 1, 2006 and July 2, 2005 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2005 financial statements in order to provide consistency with the fiscal 2006 results. These reclassifications did not affect previously reported income (loss) before income taxes, net income (loss) or earnings (loss) per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2006	2005	2006	2005
Weighted-average common shares outstanding	15.2	15.8	15.2	15.8
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	15.3	15.9	15.3	15.9
Effect of dilutive stock awards	0.4	—	0.4	0.7

Shares applicable to diluted earnings	15.7	15.9	15.7	16.6

Potential common share equivalents:
Stock options	1.4	1.8	1.4	1.3

Common share equivalents were excluded from diluted earnings per share in the quarter ended June 2005 as they would have had an anti-dilutive effect.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the six months ended fiscal June
	2006	2005
Interest paid	$4.2	$4.4
Income tax refunds	(0.3)	(0.3)
Income taxes paid	0.5	0.8

The acquisition of certain company-operated shops resulted in non-cash reductions of accounts receivable of approximately $1.8 million and $0.5 million during the first six months of fiscal 2006 and 2005, respectively.

3. Inventories

Inventories were composed of finished goods, net of reserves, in both the quarter ended July 1, 2006 and the year ended December 31, 2005.

4. Business Transformation Activities

The Company is in the process of transforming its business. As part of the Company’s business transformation, management has developed and implemented strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. These initiatives include the closure and re-franchising of certain company-operated shops, the redesign of the Company’s wholesale parts distribution network, the exit from exhaust manufacturing and distribution, and the reduction of administrative expenses related to former operating activities. The implementation of these initiatives has had and will continue to have the effect of lowering overall Company revenues and expenses compared to the prior year. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges in prior fiscal years to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses.

In connection with Midas’ ongoing retail transformation, the Company recently developed a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image during 2006 and 2007, the Company is offering to provide a subsidy of up to $2,600 per shop. As a result, Midas management expects that the implementation of this program will result in additional business transformation costs each quarter during fiscal 2006 and 2007. Midas believes the total charges will be approximately $4 million.

The fiscal 2006 activity to date affecting the accrual for business transformation charges was as follows (shown in millions):

	Image Update	Exit from Exhaust Manufacturing	Rationalization of Company- Operated Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Balance at December 31, 2005	$—	$3.2	$0.3	$0.7	$0.1	$4.3
Business transformation charges	0.7	(0.2)	—	—	—	0.5
Cash payments	(0.7)	(2.1)	(0.1)	(0.6)	—	(3.5)
Non-cash utilization	—	0.2	—	—	—	0.2

Balance at July 1, 2006	$—	$1.1	$0.2	$0.1	$0.1	$1.5

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

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for the three-year term of the agreement. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of July 1, 2006, approximately $18.7 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction.

The April 2004 swap arrangement has been designated as a cash flow hedge and was evaluated to be ineffective subsequent to the Company’s October 2005 refinancing. As a result, the change in the fair value is reflected on the statement of operations as interest expense. The November 2005 swap arrangement has been designated as a cash flow hedge and was evaluated to be highly effective. As a result, the change in the fair value is recorded in other comprehensive income as a gain or loss on derivative financial instruments. As of July 1, 2006, the fair value of these instruments was an asset of approximately $0.8 million.

As of July 1, 2006, a total of $60.7 million was outstanding under the revolving credit facility. As of December 31, 2005, a total of $65.0 million was outstanding under the revolving credit facility.

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

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2006	2005	2006	2005
Service cost – benefits	$0.3	$0.2	$0.6	$0.5
Interest cost on projected benefit obligation	0.7	0.8	1.4	1.5
Expected return on assets	(1.1)	(1.1)	(2.2)	(2.1)
Net amortization and deferral	0.2	0.1	0.4	0.3

Total net periodic pension cost	$0.1	$—	$0.2	$0.2

Midas also participates in a multi-employer pension plan, which provides benefits to certain former unionized employees. Contributions of approximately $75,000 were made to this plan for the six months ended July 1, 2006.

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

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25 (in millions):

	For the quarter ended fiscal June 2006		For the six months ended fiscal June 2006
	As Reported	Under APB No. 25	As Reported	Under APB No. 25
Statement of Operations:
Operating income	$6.3	$6.9	$14.4	$15.5
Income before income taxes	4.2	4.8	10.4	11.5
Net income	2.6	2.9	6.4	7.1

Earnings per share:
Basic	$0.17	$0.19	$0.42	$0.46
Diluted	0.17	0.19	0.41	0.45

Balance Sheet:
Common stock and paid-in capital			$11.7	$18.9
Unamortized restricted stock awards			—	(8.3)

The Company did not record an excess tax benefit in the first six months of fiscal 2006; therefore, there is no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows. Under the Modified Prospective Application method, contra-equity accounts related to unearned or deferred compensation for awards previously accounted for pursuant to APB 25 are eliminated against paid-in capital.

Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the stock option plan been determined based on a fair-value method at the grant date consistent with SFAS No. 123R, the Company’s net income and earnings per share for the second quarter and six months ended July 2, 2005 would have been reduced to the pro forma amounts indicated below (in millions):

	For the quarter ended fiscal June 2005	For the six months ended fiscal June 2005
Net income (loss)
As reported	$(2.5)	$0.1
Plus: stock-based compensation expense included in reported net income (loss), net of taxes	0.4	0.5
Less: fair value impact of employee stock compensation, net of taxes	(0.7)	(1.2)

Pro forma	$(2.8)	$(0.6)

Basic earnings (loss) per share
As reported	$(0.16)	$0.00
Pro forma	(0.18)	(0.04)

Diluted earnings (loss) per share
As reported	$(0.16)	$0.00
Pro forma	(0.18)	(0.04)

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. In addition, Midas reserved 10,000 shares for issuance upon the grant of stock awards. Options granted pursuant to the Plans generally vest over a period of three to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of July 1, 2006:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2005	1,745,148	$6.77– $34.66	$13.13
Exercised	(118,505)	8.09– 18.65	15.01
Granted	98,000	21.74– 21.74	21.74
Cancelled and forfeited	(39,352)	8.09– 22.17	14.89

Outstanding at July 1, 2006	1,685,291	6.77– 34.66	13.46	6.4	$11.7

Exercisable at July 1, 2006	897,141	6.77– 34.66	12.68	5.3	6.1

Additional information pertaining to option activity during the quarter and six months ended fiscal June 2006 and 2005 was as follows (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
Weighted average grant-date fair value of:	2006	2005	2006	2005
Stock options granted	$0.9	$0.9	$0.9	$0.9
Stock options exercised	0.2	0.8	0.8	1.8
Stock options vested	0.9	0.9	1.3	1.3

The weighted average estimated fair value of the options granted in the six months ended June 2006 and 2005 was $9.04 and $8.76 respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2006	2005
Risk-free interest rate	5.02%	3.80%
Dividend yield	0.0%	0.0%
Expected volatility	29.78%	33.00%
Expected life in years	6.50	6.00

As of July 1, 2006, there was $5.6 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 3.9 years.

Restricted Stock

From time to time the Company grants shares of restricted stock to certain of its officers and directors. This restricted stock generally vests at the five or seven year anniversary, with provisions for accelerated vesting upon the occurrence of certain pre-determined events. The fair value of these grants is equal to the stock price on the date of the grant. Activity for restricted shares, including the non-vested restricted shares outstanding and the weighted average grant-date fair value of those restricted shares is shown in the table below:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 31, 2005	293,411	$17.88
Granted	218,500	21.74
Vested	(10,000)	8.83
Forfeited	(6,333)	(21.43)

Non-vested balance as of July 1, 2006	495,578	19.71

As of July 1, 2006 there was $8.3 million of unamortized restricted stock compensation included in paid-in capital, which is expected to be recognized over a weighted average period of 5.2 years.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of July 1, 2006, a total of 52,593 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

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

Year-to-date warranty activity through the first six months of fiscal 2006 is summarized as follows (in millions):

Accrued warranty at beginning of period	$35.4
Warranty expense	2.9
Changes in foreign currency exchange rate	0.2
Warranty credit issued to franchisees (warranty claims paid)	(3.3)

Accrued warranty at end of period	35.2
Less current portion (included in accrued expenses)	(4.7)

Accrued warranty – non-current	$30.5

9. Sale of Assets

In March 2005, in connection with the Company’s planned exit from exhaust manufacturing, the Company sold its Huth equipment manufacturing operations and recorded a gain of $0.8 million. Also in March 2005, the Company sold its Chicago distribution center and leased it back for a period of 24 months. The facility continued to be used by Midas as its sole exhaust distribution center until Midas completed its exit from the exhaust distribution business in March 2006, at which point the Company had no continuing involvement with the facility. The lease required monthly payments of $33,186 and was subject to unilateral cancellation by Midas after the first year with at least 90 days notice. The lease also required Midas to surrender approximately 51% of the square footage of the facility to the landlord by the first anniversary of the lease.

The sale of this facility resulted in a gain of $4.5 million, all of which was initially deferred. This gain was recognized quarterly based upon the square footage being occupied by Midas and the expected lease term for that space. This resulted in approximately 51% of the gain being recognized over 12 months and the remaining 49% scheduled to be recognized over 24 months. When the entire facility was turned back to the landlord ahead of schedule in the first quarter of 2006, the remaining gain was recognized at that time. As a result of the above, the Company recognized a gain of $1.8 million in the first quarter of fiscal 2006.

During the first quarter of fiscal 2006, the Company also completed the sale of all remaining manufacturing related equipment which resulted in a gain of approximately $1.6 million. The Company expects to sell the real estate related to its vacant Hartford manufacturing facility during fiscal 2006 or 2007.

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

During 2003, the Company outsourced the wholesale distribution of Midas brand products and other replacement parts, closed all but one of the Company’s regional distribution centers, disposed of its PWI quick-delivery distribution locations through sale or closure, closed or re-franchised 34 company-operated shops, and significantly reduced corporate administrative overhead. In connection with the Company’s ongoing transformation, management determined that exhaust manufacturing and distribution no longer represented a strategic fit for the Company’s evolving retail-focused business model. In May 2005, the Company entered into an agreement appointing AutoZone, Inc. as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. Midas also entered into an agreement with ArvinMeritor to sell certain IPC-branded exhaust assets. In December 2005, the Company announced a similar exhaust supply agreement in Canada with Uni-Select, establishing it as the exclusively endorsed supplier of Walker brand exhaust products to Midas shops in Canada. As a result of these agreements, Midas ceased production at its Hartford, Wisconsin exhaust manufacturing plant during the third quarter of fiscal 2005. Midas continued to operate its exhaust distribution warehouse in Chicago, Illinois during the first quarter of 2006 in order to provide Midas brand exhaust products to Midas dealers in Canada prior to their final conversion to the new exhaust supply program. During the first quarter of fiscal 2006, all remaining exhaust inventory and equipment was sold and liquidated and the Chicago exhaust distribution warehouse was closed. In connection with the above described business transformation activities, the Company recorded business transformation charges of approximately $177 million from fiscal 2002 through 2006.

The Company’s recently completed exit from exhaust manufacturing and distribution will have the effect of further reducing overall Company revenues and expenses compared to historical levels, and will increase the Company’s operating margin. The Company’s vacant Hartford, WI factory is the one asset that remains from the former exhaust manufacturing and distribution operation. Midas is currently seeking buyers for this facility and expects to ultimately record a gain upon the sale of this facility.

The Midas business transformation, and the resulting changes to the way the Company does business, will continue through fiscal 2006 and beyond. In connection with Midas’ ongoing retail transformation, the Company recently developed a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image during 2006 and 2007, the Company is offering to provide a subsidy of up to $2,600 per shop. As a result, Midas management expects that the implementation of this program will result in additional business transformation costs each quarter during fiscal 2006 and 2007. Midas believes the total charges will be approximately $4 million.

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

Second Quarter Fiscal 2006 Compared with Second Quarter Fiscal 2005

The following is a summary of the Company’s sales and revenues for the second quarter of fiscal 2006 and 2005: ($ in millions)

	2006	Percent to Total	2005	Percent to Total
Franchise royalties and license fees	$16.9	37.4%	$17.3	34.4%
Real estate revenues	9.1	20.2	8.9	17.7
Company-operated shop retail sales	10.5	23.3	9.6	19.1
Replacement part sales and product royalties	7.7	17.1	13.6	27.0
Other	0.9	2.0	0.9	1.8

Total sales and revenues	$45.1	100.0%	$50.3	100.0%

Total sales and revenues for the second quarter of fiscal 2006 decreased $5.2 million, or 10.3%, from the second quarter of fiscal 2005 to $45.1 million, primarily due to the exit from the exhaust business as discussed below. Within the retail auto service business, royalty revenues and license fees decreased $0.4 million, or 2.3%, from the second quarter of fiscal 2005. This decrease was primarily driven by a 3.3% comparable shop decline in system-wide Midas retail sales, which was partially offset by higher international royalties and a more favorable exchange rate on Canadian royalty revenue. The comparable shop retail sales decline was due to weak U.S. retail sales of brakes and exhaust. The Company believes that high gasoline prices and the related consumer uncertainty are causing consumers to delay big ticket repair expenditures. Sales from company-operated shops increased $0.9 million, or 9.4%, above the second quarter of fiscal 2005. The sales increase primarily reflects an increase in number of shops in operation, as well as an increase in comparable shop sales of 0.5%. As of July 1, 2006, there were 74 company-operated shops compared to 70 shops as of July 2, 2005. Revenues from real estate leases increased slightly to $9.1 million as higher revenues from rent increases and a more favorable exchange rate on Canadian rental income more than offset a net reduction in the number of shops subject to real estate rental agreements compared to the second quarter of fiscal 2005.

Replacement part sales and product royalties decreased $5.9 million to $7.7 million from $13.6 million in the second quarter of fiscal 2005. Product royalties primarily reflect royalties earned on the sale of parts to Midas dealers by AutoZone, NAPA and CarQuest in the U.S. and Uni-Select in Canada. The decrease primarily reflects a $6.6 million reduction in revenues from exhaust distribution as a result of the Company’s exit from that business. In addition, product royalty revenues declined as a result of reduced purchases of product from Company suppliers by Midas dealers and a scheduled reduction in the contractual royalty rates earned from both AutoZone and Uni-Select. These declines were partially offset by an increase in sales of tires and shop equipment to Midas dealers through the Company’s alliances with certain supply chain partners.

The Company’s gross profit margin increased to 64.1% in the second quarter of fiscal 2006 from 50.3% in the second quarter of fiscal 2005. During the second quarter of fiscal 2005, the Company recorded business transformation charges to cost of sales and revenues of $4.1 million to write-down the value of certain exhaust inventory to its net realizable value. Excluding these business transformation charges, the Company’s gross profit in the second quarter of fiscal 2005 was 58.4%. The year-over-year improvement in gross margin reflects a more favorable sales mix in which a higher percentage of revenues came from franchise royalties and company-operated shops, and a lower percentage of revenues were derived from lower margin wholesale sales. The Company’s current wholesale operation involves primarily the reselling of Bridgestone-Firestone tires, Interstate batteries and shop equipment to Midas dealers at a small mark-up that is primarily intended to cover the cost of administering these merchandise programs. In addition, warranty expense declined $0.3 million to $1.6 million, or 3.5% of total sales for the second quarter of fiscal 2006, compared to $1.9 million, or 3.8% of total sales in the second quarter of fiscal 2005. The decline in warranty expense is the result of the Company’s vendors assuming responsibility for the warranty on certain products, lower retail sales of exhaust and brakes, and a reduction in the warranty redemption and reimbursement rate for brakes.

Selling, general and administrative expenses for the second quarter of fiscal 2006 decreased $0.8 million, or 3.5%, from the second quarter of fiscal 2005 to $22.2 million. The decrease in expenses primarily reflects a $1.3 million reduction in operating expenses related to the distribution of exhaust and a $0.4 million decrease in administrative overhead expense. The improvement in overhead expense was achieved even as the Company incurred $1.5 million in expenses during the quarter in connection with hosting the Midas 50th anniversary convention. These savings were partially offset by an increase of $0.3 million in company-operated shop expenses due to an increase in the number of shops in operation and an increase of $0.6 million for stock option expense as a result of adopting new accounting rules regarding accounting for stock options (SFAS No. 123R). No expenses for stock options were recorded in the second quarter of fiscal 2005. The Company also realized a gain during the second quarter of fiscal 2006 of approximately $0.6 million related to the extinguishment of a real estate lease liability, which was offset by incremental severance, relocation, environmental and legal fees.

During the second quarter of fiscal 2006, the Company recorded business transformation charges of $0.4 million primarily driven by the Company’s partial funding of the rollout of a new shop image for Midas dealers. During the second quarter of fiscal 2005, business transformation charges of $5.4 million were recorded in selling, general and administrative expense to reflect expenses for the Company’s exit from exhaust manufacturing and distribution.

No gain or loss on sale of assets was recorded in the second quarter of fiscal 2006. However, during the second quarter of fiscal 2005, the Company recognized gains on sale of $1.1 million due to the amortization of a $4.5 million gain on sale of the Company’s former Chicago exhaust warehouse which was sold and leased-back in March 2005.

As a result of the above changes, operating income increased $8.3 million to $6.3 million in the second quarter of fiscal 2006 from a loss of $2.0 million in the second quarter of fiscal 2005. Excluding the impact of the above described business transformation charges and gains on sale, operating income for the second quarter of fiscal 2006 was $6.7 million compared to $6.4 million for the second quarter of fiscal 2005. Excluding the impact of business transformation charges and gains on sale, operating income margin increased to 14.9% in the second quarter of fiscal 2006 from 12.7% in the second quarter of fiscal 2005. The improvement in operating margin primarily reflects the elimination of operating losses in the Company’s exhaust distribution operation and savings on corporate overhead expense, which more than offset the impact of $0.6 million in additional expense incurred in connection with the adoption of SFAS No. 123R and the $1.5 million incurred for the cost of the Midas 50th anniversary convention.

Interest expense decreased from $2.5 million in the second quarter of fiscal 2005 to $2.3 million in second quarter of fiscal 2006 primarily as a result of a reduction in the amortization of financing fees.

Other income decreased from $0.3 million in the second quarter of fiscal 2005 to $0.2 million in the second quarter of fiscal 2006 due to higher foreign currency exchange losses in 2006. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 38.5% in the second quarter of fiscal 2006 compared to 39.3% in the second quarter of fiscal 2005.

As a result of the above items, net income increased $5.1 million from a net loss of $2.5 million in the second quarter of fiscal 2005 to net income of $2.6 million in the second quarter of fiscal 2006.

Six Months Ended Fiscal 2006 Compared with Six Months Ended Fiscal 2005

The following is a summary of the Company’s sales and revenues for the first six months of fiscal 2006 and 2005: ($ in millions)

	2006	Percent to Total	2005	Percent to Total
Franchise royalties and license fees	$32.1	36.5%	$32.8	32.9%
Real estate revenues	18.2	20.8	17.9	17.9
Company-operated shop retail sales	20.0	22.8	18.7	18.7
Replacement part sales and product royalties	15.5	17.7	28.8	28.9
Other	1.9	2.2	1.6	1.6

Total sales and revenues	$87.7	100.0%	$99.8	100.0%

Total sales and revenues for the first six months of fiscal 2006 decreased $12.1 million, or 12.1%, from the first six months of fiscal 2005 to $87.7 million. Within the retail auto service business, royalty revenues and license fees decreased $0.7 million, or 2.1%, from the first six months of fiscal 2005. This decrease was primarily driven by a 1.2% comparable shop decline in system-wide Midas retail sales and the anniversarying of the one-time recognition of royalties from certain delinquent Canadian franchises during the first six months of fiscal 2005. These were partially offset by higher international royalties and a more favorable exchange rate on Canadian royalty revenue. Sales from company-operated shops increased $1.3 million, or 6.9%, above the first six months of fiscal 2005. The sales increase primarily reflects an increase in comparable shop sales of 3.2% and an increase in average number of shops in operation. As of July 1, 2006, there were 74 company-operated shops compared to 70 shops as of July 2, 2005. Revenues from real estate leases increased slightly to

$18.2 million as higher revenues from rent increases and a more favorable exchange rate on Canadian rental income more than offset a net reduction in the number of shops subject to real estate rental agreements compared to the first six months of fiscal 2005.

Replacement part sales and product royalties decreased $13.3 million to $15.5 million from $28.8 million in the first six months of fiscal 2005. The decrease primarily reflects a $13.4 million reduction in revenues from exhaust distribution as a result of the Company’s exit from that business. In addition, product royalty revenues declined as a result of reduced purchases of product from Company suppliers by Midas dealers and a scheduled reduction in the contractual royalty rates earned from both AutoZone and Uni-Select. These declines were partially offset by an increase in sales of tires to Midas dealers through the Company’s alliance with Bridgestone-Firestone.

The Company’s gross profit margin increased to 63.7% in the first six months of fiscal 2006 from 53.7% in the first six months of fiscal 2005. During the first six months of fiscal 2005, the Company recorded business transformation charges to cost of sales and revenues to write-down the value of certain exhaust inventory to its net realizable value. Excluding these business transformation charges, the Company’s gross profit in the first six months of fiscal 2005 was 57.8%. The year-over-year improvement in gross margin reflects a more favorable sales mix in which a higher percentage of revenues came from franchise royalties and company-operated shops, and a lower percentage of revenues were derived from lower margin wholesale sales. In addition, warranty expense declined $0.8 million to $2.9 million, or 3.3% of total sales for the first six months of fiscal 2006, compared to $3.7 million, or 3.7% of total sales in the first six months of fiscal 2005. The decline in warranty expense is the result of the Company’s vendors assuming responsibility for the warranty on certain products, lower retail sales of exhaust and brakes, and a reduction in the warranty redemption and reimbursement rate for brakes.

Selling, general and administrative expenses for the first six months of fiscal 2006 decreased $1.1 million, or 2.4%, from the first six months of fiscal 2005 to $44.4 million. The decrease in expenses primarily reflects a $1.5 million reduction in operating expenses related to the distribution of exhaust and a $0.8 million decrease in administrative overhead expense. The improvement in overhead expense during the first six months was achieved even as the Company incurred $1.5 million in expenses in connection with hosting the Midas 50th anniversary convention. These savings were partially offset by a slight increase in company-operated shop expenses and an increase of $1.1 million for stock option expense as a result of adopting new accounting rules regarding accounting for stock options (SFAS No. 123R). No expenses for stock options were recorded in the first six months of fiscal 2005.

During the first six months of fiscal 2006, the Company recorded business transformation charges of $0.5 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers. During the first six months of fiscal 2005, business transformation charges of $5.5 million were recorded in selling, general and administrative expense primarily to reflect expenses for the Company’s exit from exhaust manufacturing and distribution.

During the first six months of fiscal 2006, the Company recorded a $3.4 million gain on sale of assets. This included the recognition of the remaining $1.8 million deferred gain from the March 2005 sale of the Company’s Chicago warehouse, and a $1.6 million gain on the sale of equipment liquidated in connection with the Company’s exit from exhaust manufacturing. During the first six months of fiscal 2005, the Company recognized gains on sale of $1.9 million, comprised of $1.1 million due to the amortization of a $4.5 million gain on sale of the Company’s former Chicago exhaust warehouse (sold and leased-back in March 2005) and $0.8 million to reflect the sale of the Company’s Huth exhaust equipment manufacturing operation.

As a result of the above changes, operating income increased $9.9 million to $14.4 million in the first six months of fiscal 2006 from $4.5 million in the first six months of fiscal 2005. Excluding the impact of the above described business transformation charges and gains on sale, operating income for the first six months of fiscal 2006 was $11.5 million compared to $12.2 million for the first six months of fiscal 2005. Excluding the impact of business transformation charges and gains on sale, operating income margin increased to 13.1% in the first six months of fiscal 2006 from 12.2% in the first six months of fiscal 2005. The improvement in operating margin primarily reflects the elimination of operating losses in the Company’s exhaust distribution operation and savings on corporate overhead expense, which more than offset the impact of $1.1 million in additional expense incurred in connection with the adoption of SFAS No. 123R and the $1.5 million incurred for the cost of the Midas 50th anniversary convention.

Interest expense decreased from $5.0 million in the first six months of fiscal 2005 to $4.5 million in first six months of fiscal 2006 primarily as a result of a reduction in the amortization of financing fees.

Other income decreased from $0.6 million in the first six months of fiscal 2005 to $0.5 million in the first six months of fiscal 2006 due to higher foreign currency exchange losses in 2006. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 38.5% in the first six months of fiscal 2006 compared to 37.2% in the first six months of fiscal 2005.

As a result of the above items, net income increased $6.3 million from net income of $0.1 million in the first six months of fiscal 2005 to net income of $6.4 million in the first six months of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2006 and 2005, respectively (in millions):

	2006	2005
Cash provided by operating activities before cash outlays for business transformation costs and total changes in assets and liabilities	$13.0	$12.6
Cash outlays for business transformation costs	(3.5)	(1.3)
Total changes in assets and liabilities	2.1	(13.1)

Net cash provided by (used in) operating activities	11.6	(1.8)
Net cash provided by (used in) investing activities	(0.5)	7.3
Net cash used in financing activities	(11.2)	(5.3)

Net change in cash and cash equivalents	$(0.1)	$0.2

The Company’s cash management system permits the Company to make daily borrowings and repayments on its line of credit. This allows Midas to minimize interest expense and to maintain a cash balance close to zero. Midas’ cash and cash equivalents decreased $0.1 million in the first six months of fiscal 2006.

The Company’s operating activities provided net cash of $11.6 million during the first six months of fiscal 2006 compared to $1.8 million of cash used in the first six months of fiscal 2005. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash from operating activities increased slightly from $12.6 million in the first six months of fiscal 2005 to $13.0 million in the first six months of fiscal 2006. Cash outlays for business transformation costs increased from $1.3 million in the first six months of fiscal 2005 to $3.5 million in the first six months of fiscal 2006. Cash outlays for business transformation costs in the first six months of fiscal 2006 were primarily related to the Company’s exit from the exhaust manufacturing and distribution business and the update of its retail shop image, while cash outlays in the first six months of fiscal 2005 were primarily related to the shutdown of the Company’s wholesale parts distribution network. As of July 1, 2006, the Company has a remaining liability for business transformation charges of $1.5 million, the majority of which will be paid during fiscal 2006.

Changes in assets and liabilities swung from a $13.1 million use of cash in the first six months of fiscal 2005 to a $2.1 million source of cash in the first six months of fiscal 2006. The $15.2 million change was primarily due to a decline in inventories in the first six months of fiscal 2006 as a result of the final liquidation of exhaust inventory, a delay in the timing of advertising payments, a smaller seasonal increase in accounts receivable due to the exit from the exhaust manufacturing business, a smaller decrease in accounts payable in the first six months of fiscal 2006 than in the first six months of fiscal 2005, and a decrease in long term notes receivable in the first six months of 2006 compared to an increase in the first six months of 2005 in connection with the 2005 conversion of certain overdue dealer receivables to notes, partially offset by a $1.0 million reduction of the Company’s finance lease obligation. The reduction in the finance lease obligation was the result of the sale by Realty Income Corporation of one of the 77 properties Midas sold in the 2002 sale and lease-back transaction. The sale eliminates the Company’s obligation under the finance lease arrangement for this property and resulted in a $0.6 million gain.

Investing activities used $0.5 million of cash during the first six months of fiscal 2006 compared to providing $7.3 million of cash during the first six months of fiscal 2005. Fiscal 2006 investing activities primarily consisted of $1.5 million in systems development projects and other capital expenditures, $0.1 million paid in conjunction with the acquisition of five Midas shops and other assets from Midas dealers and $1.1 million in cash generated as the result of the sale of the remaining exhaust manufacturing assets. Fiscal 2005 investing activities primarily consisted of $1.0 million in systems development projects and other capital expenditures and $8.3 million in cash generated as the result of asset sales. The asset sales in 2005 included the sale and leaseback of the Company’s remaining distribution facility in Chicago, the sale of the Company’s Huth exhaust equipment manufacturing operation and the re-franchising of six company-operated shops.

Net cash used in financing activities was $11.2 million in the first six months of fiscal 2006, compared to net cash used of $5.3 million in the first six months of fiscal 2005. During the first six months of fiscal 2006, the Company reduced total debt by $5.3 million, paid $7.6 million to repurchase shares of the Company’s common stock and received $1.7 million in cash from the exercise of outstanding stock options. In the first six months of fiscal 2005, the Company reduced total debt by $4.4 million, paid $4.6 million to repurchase shares of the Company’s common stock and received $3.7 million in cash from the exercise of outstanding stock options.

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

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for the three-year term of the agreement. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of July 1, 2006, approximately $18.7 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction.

On November 9, 2004, the Midas Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million of the Company’s outstanding common stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program. The Company intends to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company has paid approximately $7.5 million for the 368,000 shares acquired under this program during fiscal 2006.

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

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at July 1, 2006. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised), “Share-Based Payment,” (“SFAS No. 123R”). This statement is a revision to Statement No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. Originally, SFAS No. 123R required that companies adopt the provisions of SFAS No. 123R on July 1, 2005. However, in April 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule which deferred the compliance date of SFAS No. 123R until 2006 for calendar year companies such as Midas, Inc. Consistent with the new rule, the Company adopted SFAS No. 123R on January 1, 2006, with compensation cost recorded as an expense for outstanding unvested awards, based on the grant-date fair value of those awards. The Company uses the Black-Scholes option pricing model and the Modified Prospective Application method of adoption as allowed under SFAS No. 123R.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007. Midas is currently evaluating the impact of this statement on the Company.

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

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for the three-year term of the agreement. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of July 1, 2006, approximately $18.7 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction.

The April 2004 swap arrangement has been designated as a cash flow hedge and was evaluated to be ineffective subsequent to the Company’s October 2005 refinancing. As a result, the change in the fair value is reflected on the statement of operations as interest expense. The November 2005 swap arrangement has been designated as a cash flow hedge and was evaluated to be highly effective. As a result, the change in the fair value is recorded in other comprehensive income as a gain or loss on derivative financial instruments. As of July 1, 2006, the fair value of these instruments was an asset of approximately $0.8 million.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 2006: (April 2, 2006 through April 29, 2006)	41,800	$21.73	41,800	$5,212,166
May 2006: (April 30, 2006 through May 27, 2006)	45,111	$20.88	42,900	$29,320,416
June 2006: (May 28, 2006 through July 1, 2006)	87,737	$19.49	87,000	$27,623,970

Total	174,648	$20.39	171,700

(1)	Includes shares withheld to cover withholding taxes upon the vesting of restricted stock. During the second quarter of fiscal 2006, a total of 2,948 shares were surrendered in lieu of taxes.
(2)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program. As of July 1, 2006, a total of 1,075,800 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.80.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders was held on May 9, 2006.

(b) Not Applicable

(c) At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of directors to serve until the 2009 Annual Meeting of Shareholders and (2) the approval of independent auditors. The voting results were as follows:

(1)	Each nominee for director was elected by a vote of the shareholders as follows:

Director	For	Withheld
Jarobin Gilbert, Jr.	12,450,454	2,244,561
Diane L. Routson	12,449,869	2,244,794

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2007	Term Expiring in 2008
Archie R. Dykes	Thomas L. Bindley
Alan D. Feldman	Robert R. Schoeberl

(2)	The proposal to ratify the appointment of KPMG LLP as the independent auditors of Midas, Inc. for the fiscal year ending December 30, 2006 was approved by shareholders as follows:

For	Against	Abstain
14,185,405	181,553	17,092

(d) Not Applicable

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

Date: August 10, 2006	/s/ Alan D. Feldman
Alan D. Feldman
Chairman, President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Senior Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller