Form 10-Q
period 2006-09-30
MIDAS INC
filed 2006-11-09
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of October 27, 2006 was 15,330,397.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2006	2005	2006	2005
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Sales and revenues:
Franchise royalties and license fees	$16.6	$16.8	$48.7	$49.6
Real estate revenues	9.1	9.1	27.3	27.0
Company-operated shop retail sales	10.8	9.6	30.8	28.3
Replacement part sales and product royalties	7.8	12.4	23.3	41.2
Other	1.0	0.8	2.9	2.4

Total sales and revenues	45.3	48.7	133.0	148.5

Cost of sales and revenues:
Real estate cost of revenues	5.4	5.4	16.7	16.6
Company-operated shop cost of sales	2.7	2.2	7.4	6.6
Replacement part cost of sales	6.4	10.3	19.3	33.1
Warranty expense	1.4	1.7	4.3	5.4
Business transformation charges (inventory write-down)	—	—	—	4.1

Total cost of sales and revenues	15.9	19.6	47.7	65.8

Gross profit	29.4	29.1	85.3	82.7
Selling, general, and administrative expenses	21.4	22.9	65.8	68.4
Gain on sale of assets	—	(0.1)	(3.4)	(2.0)
Business transformation charges	0.4	1.5	0.9	7.0

Operating income	7.6	4.8	22.0	9.3
Interest expense	(2.3)	(2.4)	(6.8)	(7.4)
Other income, net	0.3	—	0.8	0.6

Income before income taxes	5.6	2.4	16.0	2.5
Income tax expense	3.2	0.9	7.2	0.9

Net income	$2.4	$1.5	$8.8	$1.6

Earnings per share:
Basic	$0.16	$0.09	$0.58	$0.10

Diluted	$0.16	$0.09	$0.56	$0.09

Average number of shares:
Common shares outstanding	15.0	15.8	15.2	15.8
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	15.1	15.9	15.3	15.9
Equivalent shares on outstanding stock awards	0.4	0.7	0.3	0.7

Shares applicable to diluted earnings	15.5	16.6	15.6	16.6

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	Fiscal September 2006	Fiscal December 2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1.3	$1.4
Receivables, net	30.8	33.5
Inventories, net	3.5	6.8
Deferred income taxes	8.0	9.1
Prepaid assets	3.7	3.3
Other current assets	3.4	3.2

Total current assets	50.7	57.3
Property and equipment, net	100.8	104.6
Intangible assets, net	1.6	—
Deferred income taxes	54.2	59.5
Other assets	17.0	17.8

Total assets	$224.3	$239.2

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$2.0	$1.9
Accounts payable	12.3	13.6
Accrued expenses	25.9	31.7

Total current liabilities	40.2	47.2
Long-term debt	62.2	65.0
Obligations under capital leases	3.3	4.1
Finance lease obligation	34.2	35.9
Accrued warranty	30.1	30.7
Other liabilities	4.8	6.8

Total liabilities	174.8	189.7

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares and 17.7 million shares issued) and paid-in capital	12.3	19.8
Treasury stock, at cost (2.4 million shares and 2.0 million shares)	(51.2)	(45.0)
Unamortized restricted stock awards	—	(4.2)
Retained income	89.9	81.1
Cumulative other comprehensive loss	(1.5)	(2.2)

Total shareholders’ equity	49.5	49.5

Total liabilities and shareholders’ equity	$224.3	$239.2

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the nine months ended fiscal September
	2006	2005
Cash flows from operating activities:
Net income	$8.8	$1.6
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	6.8	8.0
Stock based compensation	2.6	1.2
Amortization of financing fees and change in debt swap valuation	0.4	0.6
Business transformation charges	0.9	7.0
Business transformation charges (inventory write-down)	—	4.1
Gain on sale of assets	(3.4)	(2.0)
Deferred income taxes	6.1	(0.9)
Cash outlays for business transformation costs	(4.8)	(3.9)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	2.9	(8.9)

Net cash provided by operating activities	20.3	6.8

Cash flows from investing activities:
Capital investments	(2.9)	(1.9)
Cash paid for acquired businesses	(1.4)	—
Proceeds from sales of assets	1.1	8.5

Net cash provided by (used in) investing activities	(3.2)	6.6

Cash flows from financing activities:
Principal payments of long-term debt	—	(7.9)
Net borrowings (repayments) under revolving lines of credit	(2.8)	3.9
Payment of principal obligations under capital leases	(0.7)	(0.8)
Payment of principal obligations under finance lease	(0.7)	(0.6)
Decrease in outstanding checks	(1.5)	(4.3)
Cash received for common stock	1.8	4.6
Cash paid for treasury shares	(13.3)	(7.2)

Net cash used in financing activities	(17.2)	(12.3)

Net change in cash and cash equivalents	(0.1)	1.1
Cash and cash equivalents at beginning of period	1.4	0.9

Cash and cash equivalents at end of period	$1.3	$2.0

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Income	Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount			Current	Cumulative
Fiscal year end 2005	17.7	$19.8	(2.0)	$(45.0)	$(4.2)	$81.1		$(2.2)
Eliminate remaining deferred compensation (a)	—	(4.2)	—	—	4.2	—		—
Purchase of treasury shares	—	—	(0.7)	(13.6)	—	—		—
Stock option transactions	—	(0.9)	0.1	2.7	—	—		—
Restricted stock awards	—	(4.8)	0.2	4.8	—	—		—
Forfeiture of restricted stock awards	—	0.1	—	(0.1)	—	—		—
Stock based compensation	—	2.6	—	—	—	—		—
Tax effect of restricted stock vesting	—	(0.3)	—	—	—	—		—
Net income	—	—	—	—	—	8.8	$8.8	—
Other comprehensive income
— foreign currency translation	—	—	—	—	—	—	0.6	0.6
— gain on derivative financial instruments, net of tax	—	—	—	—	—	—	0.1	0.1

Comprehensive income	—	—	—	—	—	—	$9.5	—

Fiscal third quarter end 2006	17.7	$12.3	(2.4)	$(51.2)	$—	$89.9		$(1.5)

(a)	On January 1, 2006, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. Under the modified prospective method, contra-equity accounts related to unearned or deferred compensation for awards previously accounted for pursuant to APB 25 are eliminated against paid-in capital.

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended December 31, 2005. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 30, 2006 (“third quarter fiscal 2006”) and October 1, 2005 (“third quarter fiscal 2005”) and of its financial position as of September 30, 2006. All such adjustments are of a normal recurring nature. The results of operations for the third quarter of fiscal 2006 and 2005 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended September 30, 2006 and October 1, 2005 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2005 financial statements in order to provide consistency with the fiscal 2006 results. These reclassifications did not affect previously reported income before income taxes, net income or earnings per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2006	2005	2006	2005
Weighted-average common shares outstanding	15.0	15.8	15.2	15.8
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	15.1	15.9	15.3	15.9
Effect of dilutive stock awards	0.4	0.7	0.3	0.7

Shares applicable to diluted earnings	15.5	16.6	15.6	16.6

Potential common share equivalents:
Stock options	1.4	1.3	1.4	1.3

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the nine months ended fiscal September
	2006	2005
Interest paid	$6.3	$6.5
Income tax refunds	(0.2)	(0.3)
Income taxes paid	0.8	1.0

The acquisition of certain company-operated shops resulted in non-cash reductions of accounts receivable of approximately $1.9 million and $0.5 million during the first nine months of fiscal 2006 and 2005, respectively.

3. Inventories

Inventories were composed of finished goods, net of reserves, in both the quarter ended September 30, 2006 and the year ended December 31, 2005.

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

The fiscal 2006 activity to date affecting the accrual for business transformation charges was as follows (shown in millions):

	Image Update	Exit from Exhaust Manufacturing	Rationalization of Company- Operated Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Balance at December 31, 2005	$—	$3.2	$0.3	$0.7	$0.1	$4.3
Business transformation charges	1.1	(0.2)	—	—	—	0.9
Cash payments	(1.1)	(2.9)	(0.1)	(0.7)	—	(4.8)
Non-cash utilization	—	0.2	—	—	—	0.2

Balance at September 30, 2006	$—	$0.3	$0.2	$—	$0.1	$0.6

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

On October 27, 2005, the Company entered into a new five-year, unsecured $110 million revolving credit facility that further reduced interest rates, eliminated scheduled principal payments and significantly increased the Company’s capacity to make treasury stock repurchases and dividend payments. The new credit facility was initially expandable to $140 million at the Company’s discretion with lender approval. Interest on the new revolving loan was initially payable monthly at LIBOR plus 2.0%. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth.

On September 15, 2006, the Company amended its October 2005 revolving credit facility. The amended facility is now expandable to $165 million at the Company’s discretion with lender approval. As a result of the amendment, the Company’s borrowing cost was reduced by 50 basis points. Currently, the interest rate on the Company’s revolving loan borrowings is priced at LIBOR plus 1.25%. In addition, the amendment eliminated restrictions on treasury stock repurchases, dividends and acquisitions.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for the three-year term of the agreement. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of September 30, 2006, approximately $16.3 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction.

The April 2004 swap arrangement has been designated as a cash flow hedge and was evaluated to be ineffective subsequent to the Company’s October 2005 refinancing. As a result, the change in the fair value is reflected on the statement of operations as interest expense. The November 2005 swap arrangement has been designated as a cash flow hedge and was evaluated to be highly effective. As a result, the change in the fair value is recorded in other comprehensive income as a gain or loss on derivative financial instruments. As of September 30, 2006, the fair value of these instruments was an asset of approximately $0.2 million.

As of September 30, 2006, a total of $62.2 million was outstanding under the revolving credit facility. As of December 31, 2005, a total of $65.0 million was outstanding under the revolving credit facility.

6. Pension Plans

Certain Midas employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried and hourly corporate employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees’ average annual compensation during the five years preceding retirement. Plan assets are invested primarily in common stocks, corporate bonds, and government securities. The Company does not expect to make material contributions to the various plans in fiscal 2006.

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2006	2005	2006	2005
Service cost – benefits	$0.3	$0.2	$0.9	$0.7
Interest cost on projected benefit obligation	0.7	0.8	2.1	2.2
Expected return on assets	(1.1)	(1.0)	(3.3)	(3.1)
Net amortization and deferral	0.2	0.1	0.6	0.5

Total net periodic pension cost	$0.1	$0.1	$0.3	$0.3

During the third quarter of fiscal 2006 approximately $2.6 million was distributed pursuant to the partial wind-up of the Canadian Salaried Pension Plan. These funds were distributed from plan assets and had no impact on the Company’s financial statements or cash flow.

Midas also participated in a multi-employer pension plan, which provides benefits to certain former unionized employees. Contributions of approximately $145,000 were made to this plan for the nine months ended September 30, 2006. A final contribution of approximately $20,000 will be paid in the fourth quarter of fiscal 2006.

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

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25 (in millions):

	For the quarter ended fiscal September 2006		For the nine months ended fiscal September 2006
	As Reported	Under APB No. 25	As Reported	Under APB No. 25
Statement of Operations:
Operating income	$7.6	$8.0	$22.0	$23.6
Income before income taxes	5.6	6.0	16.0	17.6
Net income	2.4	2.7	8.8	9.7

Earnings per share:
Basic	$0.16	$0.17	$0.58	$0.64
Diluted	0.16	0.17	0.56	0.62

Balance Sheet:
Common stock and paid-in capital			$12.3	$18.6
Unamortized restricted stock awards			—	(7.9)

The Company did not record an excess tax benefit in the first nine months of fiscal 2006; therefore, there is no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows. Under the

Modified Prospective Application method, contra-equity accounts related to unearned or deferred compensation for awards previously accounted for pursuant to APB 25 are eliminated against paid-in capital.

Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the stock option plan been determined based on a fair-value method at the grant date consistent with SFAS No. 123R, the Company’s net income and earnings per share for the third quarter and nine months ended October 1, 2005 would have been reduced to the pro forma amounts indicated below (in millions):

	For the quarter ended fiscal September 2005	For the nine months ended fiscal September 2005
Net income
As reported	$1.5	$1.6
Plus: stock-based compensation expense included in reported net income, net of taxes	0.2	0.7
Less: fair value impact of employee stock compensation, net of taxes	(0.5)	(1.7)

Pro forma	$1.2	$0.6

Basic earnings per share
As reported	$0.09	$0.10
Pro forma	0.07	0.04

Diluted earnings per share
As reported	$0.09	$0.09
Pro forma	0.07	0.03

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. In addition, Midas reserved 10,000 shares for issuance upon the grant of stock awards. Options granted pursuant to the Plans generally vest over a period of three to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of September 30, 2006:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2005	1,745,148	$6.77– $34.66	$13.13
Exercised	(122,005)	7.20– 18.65	14.91
Granted	98,000	21.74– 21.74	21.74
Cancelled and forfeited	(39,352)	8.09– 22.17	14.89

Outstanding at September 30, 2006	1,681,791	6.77– 34.66	13.47	6.2	$10.4

Exercisable at September 30, 2006	893,661	6.77– 34.66	12.68	5.1	$4.6

Additional information pertaining to option activity during the quarter and nine months ended fiscal September 2006 and 2005 was as follows (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2006	2005	2006	2005
Weighted average grant-date fair value of:
Stock options granted	$—	$—	$0.9	$0.9
Stock options exercised	—	0.4	0.8	2.2
Stock options vested	—	—	1.3	1.3

The weighted average estimated fair value of the options granted in the nine months ended September 2006 and 2005 was $9.04 and $8.76, respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2006	2005
Risk-free interest rate	5.02%	3.80%
Dividend yield	0.0%	0.0%
Expected volatility	29.78%	33.00%
Expected life in years	6.50	6.00

As of September 30, 2006, there was $4.3 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 3.4 years.

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

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 31, 2005	293,411	$17.88
Granted	218,500	21.74
Vested	(10,000)	8.83
Forfeited	(6,333)	(21.43)

Non-vested balance as of September 30, 2006	495,578	19.72

As of September 30, 2006 there was $7.9 million of unamortized restricted stock compensation included in paid-in capital, which is expected to be recognized over a weighted average period of 5.0 years.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of September 30, 2006 a total of 52,593 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

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

Year-to-date warranty activity through the first nine months of fiscal 2006 is summarized as follows (in millions):

Accrued warranty at beginning of period	$35.4
Warranty expense	4.3
Changes in foreign currency exchange rate	0.2
Warranty credit issued to franchisees (warranty claims paid)	(5.1)

Accrued warranty at end of period	34.8
Less current portion (included in accrued expenses)	(4.7)

Accrued warranty – non-current	$30.1

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

During the first quarter of fiscal 2006, the Company also completed the sale of all remaining manufacturing related equipment which resulted in a gain of approximately $1.6 million. The Company expects to sell the real estate related to its vacant Hartford manufacturing facility during fiscal 2007.

10. Correction of Error

In November 2006, the Company discovered errors in its 2004 and 2005 income tax expense calculations of $0.4 million and $0.5 million, respectively. These errors resulted from the Company treating the 2004 and 2005 compensation expense of its chief executive officer as fully deductible, when in fact the deductibility was limited to $1 million per year under section 162(m) of the Internal Revenue Code. The correction of these errors resulted in a $0.9 million adjustment to Midas’ income tax expense in the third quarter of 2006, a $1.2 million reduction of the deferred income tax asset, and a $0.3 million reduction of common stock and paid-in capital. This adjustment to income tax expense was made in the third quarter of fiscal 2006 because the impact on the financial statements was not material. Because the Company has a significant net operating loss carryforward, this correction to the calculation of income tax expense for prior periods does not affect the amount of cash income taxes the Company will pay in fiscal 2006.

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

During 2003, the Company outsourced the wholesale distribution of Midas brand products and other replacement parts, closed all but one of the Company’s regional distribution centers, disposed of its PWI quick-delivery distribution locations through sale or closure, closed or re-franchised 34 company-operated shops, and significantly reduced corporate administrative overhead. In connection with the Company’s ongoing transformation, management determined that exhaust manufacturing and distribution no longer represented a strategic fit for the Company’s evolving retail-focused business model. In May 2005, the Company entered into an agreement appointing AutoZone, Inc. as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. Midas also entered into an agreement with ArvinMeritor to sell certain IPC-branded exhaust assets. In December 2005, the Company announced a similar exhaust supply agreement in Canada with Uni-Select, establishing it as the exclusively endorsed supplier of Walker brand exhaust products to Midas shops in Canada. As a result of these agreements, Midas ceased production at its Hartford, Wisconsin exhaust manufacturing plant during the third quarter of fiscal 2005. Midas continued to operate its exhaust distribution warehouse in Chicago, Illinois during the first quarter of 2006 in order to provide Midas brand exhaust products to Midas dealers in Canada prior to their final conversion to the new exhaust supply program. During the first quarter of fiscal 2006, all remaining exhaust inventory and equipment was sold and liquidated and the Chicago exhaust distribution warehouse was closed. In connection with the above described business transformation activities, the Company recorded business transformation charges of approximately $177 million from fiscal 2002 through 2005.

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

Third Quarter Fiscal 2006 Compared with Third Quarter Fiscal 2005

The following is a summary of the Company’s sales and revenues for the third quarter of fiscal 2006 and 2005: ($ in millions)

	2006	Percent to Total	2005	Percent to Total
Franchise royalties and license fees	$16.6	36.7%	$16.8	34.5%
Real estate revenues	9.1	20.1	9.1	18.7
Company-operated shop retail sales	10.8	23.8	9.6	19.7
Replacement part sales and product royalties	7.8	17.2	12.4	25.5
Other	1.0	2.2	0.8	1.6

Total sales and revenues	$45.3	100.0%	$48.7	100.0%

Total sales and revenues for the third quarter of fiscal 2006 decreased $3.4 million, or 7.0%, from the third quarter of fiscal 2005 to $45.3 million, primarily due to the exit from the exhaust business as discussed below. Within the retail auto service business, royalty revenues and license fees decreased $0.2 million, or 1.2%, from the third quarter of fiscal 2005. This decrease was primarily driven by a 1.1% comparable shop decline in system-wide Midas retail sales and fewer shops in operation, partially offset by higher international royalties and a more favorable exchange rate on Canadian royalty revenue. The comparable shop retail sales decline was due to weak U.S. retail sales of brakes and exhaust. The Company believes that high gasoline prices and the related consumer uncertainty caused consumers to delay big ticket repair expenditures over the past two quarters. As gas prices declined in late August and September, the Company’s comparable shop sales results in the U.S. improved significantly relative to the prior five months.

Sales from company-operated shops increased $1.2 million, or 12.5%, above the third quarter of fiscal 2005. The sales increase primarily reflects an increase in number of shops in operation, as well as an increase in comparable shop sales of 1.2%. As of September 30, 2006, there were 75 company-operated shops compared to 69 shops as of October 1, 2005. Revenues from real estate leases were flat to the prior year at $9.1 million. Higher revenues from scheduled rent increases and a more favorable exchange rate on Canadian rental income were offset by a net reduction in the number of shops subject to real estate rental agreements and lower revenues from sales-based rental agreements.

Replacement part sales and product royalties decreased $4.6 million to $7.8 million from $12.4 million in the third quarter of fiscal 2005. Product royalties primarily reflect royalties earned on the sale of parts to Midas dealers by AutoZone, NAPA and CarQuest in the U.S. and Uni-Select, NAPA and CarQuest in Canada. The decrease primarily reflects a $5.7 million reduction in revenues from exhaust distribution as a result of the Company’s exit from that business. In addition, product royalty revenues declined as a result of reduced purchases of product from Company suppliers by Midas dealers and a scheduled reduction in the contractual royalty rates earned from both AutoZone and Uni-Select. These declines were partially offset by an increase in sales of tires, batteries and shop equipment to Midas dealers through the Company’s alliances with certain supply chain partners.

The Company’s gross profit margin increased to 64.9% in the third quarter of fiscal 2006 from 59.8% in the third quarter of fiscal 2005. The year-over-year improvement in gross margin reflects a more favorable sales mix in which a higher percentage of revenues came from franchise royalties and company-operated shops, and a lower percentage of revenues were derived from lower margin replacement part (“wholesale”) sales. The Company’s current wholesale operation involves primarily the reselling of Bridgestone-Firestone tires, Interstate batteries and shop equipment to Midas dealers at a small mark-up that is primarily intended to cover the cost of administering these merchandise programs. In addition, warranty expense declined $0.3 million to $1.4 million, or 3.1% of total sales for the third quarter of fiscal 2006, compared to $1.7 million, or 3.5% of total sales in the third quarter of fiscal 2005. The decline in warranty expense is the result of the Company’s vendors assuming responsibility for the warranty on certain products, lower retail sales of exhaust and brakes, and a reduction in the warranty redemption and reimbursement rate for brakes.

Selling, general and administrative expenses for the third quarter of fiscal 2006 decreased $1.5 million, or 6.6%, from the third quarter of fiscal 2005 to $21.4 million. The decrease in expenses primarily reflects a $1.1 million reduction in operating expenses related to the distribution of exhaust and a $1.3 million decrease in administrative and franchising overhead expense. These savings were partially offset by an increase of $0.3 million in company-operated shop expenses due to an increase in the number of shops in operation and an increase of $0.5 million for stock option expense as a result of adopting new accounting rules regarding accounting for stock options (SFAS No. 123R). No expenses for stock options were recorded in the third quarter of fiscal 2005.

During the third quarter of fiscal 2006, the Company recorded business transformation charges of $0.4 million primarily driven by the Company’s partial funding of the rollout of a new shop image for Midas dealers. During the third quarter of fiscal 2005, business transformation charges of $1.5 million were recorded in selling, general and administrative expense to reflect expenses for the Company’s exit from exhaust manufacturing and distribution.

As a result of the above changes, operating income increased $2.8 million to $7.6 million in the third quarter of fiscal 2006 from $4.8 million in the third quarter of fiscal 2005. Excluding the impact of the above described business transformation charges and gains on sale, operating income for the third quarter of fiscal 2006 was $8.0 million compared to $6.2 million for the third quarter of fiscal 2005. Excluding the impact of business transformation charges and gains on sale, operating income margin increased to 17.7% in the third quarter of fiscal 2006 from 12.7% in the third quarter of fiscal 2005. The improvement in operating margin primarily reflects the elimination of operating losses in the Company’s exhaust distribution operation and savings on corporate overhead expense, which more than offset the impact of $0.5 million in additional expense incurred in connection with the adoption of SFAS No. 123R.

Interest expense decreased from $2.4 million in the third quarter of fiscal 2005 to $2.3 million in third quarter of fiscal 2006 primarily as a result of a reduction in the amortization of financing fees and a lower average debt level, which offset higher interest rates on the companies revolving facility borrowings.

Other income increased to $0.3 million in the third quarter of fiscal 2006 from nil in the third quarter of fiscal 2005 due to greater income from interest on dealer receivables and reduced foreign currency exchange losses in 2006. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 56.7% in the third quarter of fiscal 2006 compared to 37.5% in the third quarter of fiscal 2005. The increase in the effective tax rate was primarily due to the third quarter 2006 correction of an error in fiscal 2004 and 2005 income tax expense. The adjustment was made in the third quarter of fiscal 2006 because the impact on the financial statements was not material. Because the Company has a significant net operating loss carryforward, this correction to the calculation of income tax expense for prior periods does not affect the amount of cash income taxes the Company will pay in fiscal 2006.

As a result of the above items, net income increased $0.9 million from net income of $1.5 million in the third quarter of fiscal 2005 to net income of $2.4 million in the third quarter of fiscal 2006.

Nine Months Ended Fiscal 2006 Compared with Nine Months Ended Fiscal 2005

The following is a summary of the Company’s sales and revenues for the first nine months of fiscal 2006 and 2005: ($ in millions)

	2006	Percent to Total	2005	Percent to Total
Franchise royalties and license fees	$48.7	36.6%	$49.6	33.4%
Real estate revenues	27.3	20.5	27.0	18.2
Company-operated shop retail sales	30.8	23.2	28.3	19.1
Replacement part sales and product royalties	23.3	17.5	41.2	27.7
Other	2.9	2.2	2.4	1.6

Total sales and revenues	$133.0	100.0%	$148.5	100.0%

Total sales and revenues for the first nine months of fiscal 2006 decreased $15.5 million, or 10.4%, from the first nine months of fiscal 2005 to $133.0 million. Within the retail auto service business, royalty revenues and license fees decreased $0.9 million, or 1.8%, from the first nine months of fiscal 2005. This decrease was primarily driven by a 1.1% comparable shop decline in system-wide Midas retail sales, fewer shops in operation and the anniversarying of the one-time recognition of royalties from certain delinquent Canadian franchises during the first nine months of fiscal 2005. These were partially offset by higher international royalties and a more favorable exchange rate on Canadian royalty revenue. Sales from company-operated shops increased $2.5 million, or 8.8%, above the first nine months of fiscal 2005. The sales increase primarily reflects an increase in comparable shop sales of 2.5% and an increase in average number of shops in operation. As of September 30, 2006, there were 75 company-operated shops compared to 69 shops as of October 1, 2005. Revenues from real estate leases increased slightly to $27.3 million as higher revenues from scheduled rent increases and a more favorable exchange rate on Canadian rental income more than offset a net reduction in the number of shops subject to real estate rental agreements and lower revenues from sales-based rental agreements.

Replacement part sales and product royalties decreased $17.9 million to $23.3 million from $41.2 million in the first nine months of fiscal 2005. The decrease primarily reflects a $19.1 million reduction in revenues from exhaust distribution as a result of the Company’s exit from that business. In addition, product royalty revenues declined as a result of reduced purchases of product from Company suppliers by Midas dealers and a scheduled reduction in the contractual royalty rates earned from both AutoZone and Uni-Select. These declines were partially offset by an increase in sales of tires to Midas dealers through the Company’s alliance with Bridgestone-Firestone.

The Company’s gross profit margin increased to 64.1% in the first nine months of fiscal 2006 from 55.7% in the first nine months of fiscal 2005. During the first nine months of fiscal 2005, the Company recorded business transformation charges to cost of sales and revenues to write-down the value of certain exhaust inventory to its net realizable value. Excluding these business transformation charges, the Company’s gross profit in the first nine months of fiscal 2005 was 58.5%. The year-over-year improvement in gross margin reflects a more favorable sales mix in which a higher percentage of revenues came from franchise royalties and company-operated shops, and a lower percentage of revenues were derived from lower margin wholesale sales. In addition, warranty expense declined $1.1 million to $4.3 million, or 3.2% of total sales for the first nine months of fiscal 2006, compared to $5.4 million, or 3.6% of total sales in the first nine months of fiscal 2005. The decline in warranty expense is the result of the Company’s vendors assuming responsibility for the warranty on certain products, lower retail sales of exhaust and brakes, and a reduction in the warranty redemption and reimbursement rate for brakes.

Selling, general and administrative expenses for the first nine months of fiscal 2006 decreased $2.6 million, or 3.8%, from the first nine months of fiscal 2005 to $65.8 million. The decrease in expenses primarily reflects a $2.6 million reduction in operating expenses related to the distribution of exhaust and a $2.0 million decrease in administrative and franchising overhead expense. The improvement in administrative overhead expense was achieved even as the Company incurred $1.5 million in expenses in connection with hosting the Midas 50th anniversary convention. These savings were partially offset by a $0.4 million increase in company-operated shop expenses reflecting more shops in operation and an increase of $1.6 million for stock option expense as a result of adopting new accounting rules regarding accounting for stock options (SFAS No. 123R). No expenses for stock options were recorded in the first nine months of fiscal 2005.

During the first nine months of fiscal 2006, the Company recorded business transformation charges of $0.9 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers. During the first nine months of fiscal 2005, business transformation charges of $7.0 million were recorded in selling, general and administrative expense primarily to reflect expenses for the Company’s exit from exhaust manufacturing and distribution.

During the first nine months of fiscal 2006, the Company recorded a $3.4 million gain on sale of assets. This included the recognition of the remaining $1.8 million deferred gain from the March 2005 sale of the Company’s Chicago warehouse, and a $1.6 million gain on the sale of equipment liquidated in connection with the Company’s exit from exhaust manufacturing. During the first nine months of fiscal 2005, the Company recognized gains on sale of $2.0 million, comprised of $1.9 million due to the amortization of a $4.5 million gain on sale of the Company’s former Chicago exhaust warehouse (sold and leased-back in March 2005), $0.8 million to reflect the sale of the Company’s Huth exhaust equipment manufacturing operation and a $0.7 million loss on disposition of certain exhaust assets.

As a result of the above changes, operating income increased $12.7 million to $22.0 million in the first nine months of fiscal 2006 from $9.3 million in the first nine months of fiscal 2005. Excluding the impact of the above described business transformation charges and gains on sale, operating income for the first nine months of fiscal 2006 was $19.5 million compared to $18.4 million for the first nine months of fiscal 2005. Excluding the impact of business transformation charges and gains on sale, operating income margin increased to 14.7% in the first nine months of fiscal 2006 from 12.4% in the first nine months of fiscal 2005. The improvement in operating margin primarily reflects the elimination of operating losses in the Company’s exhaust distribution operation and savings on corporate overhead expense, which more than offset the impact of $1.6 million in additional expense incurred in connection with the adoption of SFAS No. 123R.

Interest expense decreased from $7.4 million in the first nine months of fiscal 2005 to $6.8 million in first nine months of fiscal 2006 primarily as a result of a reduction in the amortization of financing fees and a lower average debt level.

Other income increased from $0.6 million in the first nine months of fiscal 2005 to $0.8 million in the first nine months of fiscal 2006 due to greater income from interest on dealer receivables. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 44.8% in the first nine months of fiscal 2006 compared to 37.3% in the first nine months of fiscal 2005. The increase in the effective tax rate was primarily due to the 2006 correction of an error in fiscal 2004 and 2005 income tax expense. The adjustment was made in the third quarter of fiscal 2006 because the impact on the financial statements was not material. Because the Company has a significant net operating loss carryforward, this correction to the calculation of income tax expense for prior periods does not affect the amount of cash income taxes the Company will pay in fiscal 2006.

As a result of the above items, net income increased $7.2 million from net income of $1.6 million in the first nine months of fiscal 2005 to net income of $8.8 million in the first nine months of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2006 and 2005, respectively (in millions):

	2006	2005
Cash provided by operating activities before cash outlays for business transformation costs and total changes in assets and liabilities	$22.2	$19.6
Cash outlays for business transformation costs	(4.8)	(3.9)
Total changes in assets and liabilities	2.9	(8.9)

Net cash provided by operating activities	20.3	6.8
Net cash provided by (used in) investing activities	(3.2)	6.6
Net cash used in financing activities	(17.2)	(12.3)

Net change in cash and cash equivalents	$(0.1)	$1.1

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit. This allows Midas to minimize interest expense and to maintain a cash balance close to zero. Midas’ cash and cash equivalents decreased $0.1 million in the first nine months of fiscal 2006.

The Company’s operating activities provided net cash of $20.3 million during the first nine months of fiscal 2006 compared to $6.8 million in the first nine months of fiscal 2005. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash from operating activities increased from $19.6 million in the first nine months of fiscal 2005 to $22.2 million in the first nine months of fiscal 2006 primarily because of the increase in net income. Cash outlays for business transformation costs increased from $3.9 million in the first nine months of fiscal 2005 to $4.8 million in the first nine months of fiscal 2006. Cash outlays for business transformation costs in the first nine months of fiscal 2006 were primarily related to the Company’s exit from the exhaust manufacturing and distribution business and the update of its retail shop image, while cash outlays in the first nine months of fiscal 2005 were primarily related to the shutdown of the Company’s wholesale parts distribution network as well as the exit from exhaust manufacturing and distribution. As of September 30, 2006, the Company has a remaining liability for business transformation charges of $0.6 million, the majority of which will be paid during the fourth quarter.

Changes in assets and liabilities swung from an $8.9 million use of cash in the first nine months of fiscal 2005 to a $2.9 million source of cash in the first nine months of fiscal 2006. The $11.8 million change was primarily due to a decline in inventories in the first nine months of fiscal 2006 as a result of the final liquidation of exhaust inventory, a delay in the timing of advertising payments, a smaller seasonal increase in accounts receivable due to the exit from the exhaust manufacturing business, a smaller decrease in accounts payable in the first nine months of fiscal 2006 than in the first nine months of fiscal 2005, and a decrease in long term notes receivable in the first nine months of 2006 compared to an increase in the first nine months of 2005 in connection with the 2005 conversion of certain overdue dealer receivables to notes, partially offset by a $1.0 million reduction of the Company’s finance lease obligation. The reduction in the finance lease obligation was the result of the sale by Realty Income Corporation of one of the 77 properties Midas sold in the 2002 sale and lease-back transaction. The sale eliminates the Company’s obligation under the finance lease arrangement for this property and resulted in a $0.6 million gain.

Investing activities used $3.2 million of cash during the first nine months of fiscal 2006 compared to providing $6.6 million of cash during the first nine months of fiscal 2005. Fiscal 2006 investing activities primarily consisted of $2.9 million in systems development projects, company shop equipment additions and other capital expenditures, $1.4 million paid in conjunction with the acquisition of six Midas shops and other assets from Midas dealers and $1.1 million in cash generated as the result of the sale of the remaining exhaust manufacturing assets. Fiscal 2005 investing activities primarily consisted of $1.9 million in systems development projects and other capital expenditures and $8.5 million in cash generated as the result of asset sales. The asset sales in 2005 included the sale and leaseback of the Company’s remaining distribution facility in Chicago, the sale of the Company’s Huth exhaust equipment manufacturing operation and the re-franchising of six company-operated shops.

Net cash used in financing activities was $17.2 million in the first nine months of fiscal 2006, compared to net cash used of $12.3 million in the first nine months of fiscal 2005. During the first nine months of fiscal 2006, the Company reduced total debt by $4.2 million, reduced outstanding checks by $1.5 million, paid $13.3 million to repurchase shares of the Company’s common stock and received $1.8 million in cash from the exercise of outstanding stock options. In the first nine months of fiscal 2005, the Company reduced total debt by $5.4 million, reduced outstanding checks by $4.3 million, paid $7.2 million to repurchase shares of the Company’s common stock and received $4.6 million in cash from the exercise of outstanding stock options.

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

On October 27, 2005, the Company entered into a new five-year, unsecured $110 million revolving credit facility that further reduced interest rates, eliminated scheduled principal payments and significantly increased the Company’s capacity to make treasury stock repurchases and dividend payments. The new credit facility was initially expandable to $140 million at the Company’s discretion with lender approval. Interest on the new revolving loan was initially payable monthly at LIBOR plus 2.0%. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth.

On September 15, 2006, the Company amended its October 2005 revolving credit facility. The amended facility is now expandable to $165 million at the Company’s discretion with lender approval. As a result of the amendment, the Company’s borrowing cost was reduced by 50 basis points. Currently, the interest rate on the Company’s revolving loan borrowings is priced at LIBOR plus 1.25%. In addition, the amendment eliminated restrictions on treasury stock repurchases, dividends and acquisitions.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for the three-year term of the agreement. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of September 30, 2006, approximately $16.3 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction.

On November 9, 2004, the Midas Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million of the Company’s outstanding common stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program. The Company intends to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company has paid approximately $28.1 million for shares acquired under this program since the buyback program was first initiated.

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

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at September 30, 2006. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Midas on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on Midas’ consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This requirement becomes effective for Midas for its December 31, 2006 year-end. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. Midas is currently evaluating the impact of this statement on the Company.

Additionally, SFAS 158 requires an employer to measure the funded status of its plan as of the date of its year-end statement of financial position. This provision becomes effective for Midas for its December 28, 2008 fiscal year-end. The funded status of the majority of Midas’ pension plans is currently measured annually as of September 30.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for Midas for its December 30, 2006 year-end. Midas is currently evaluating the impact of this bulletin on the Company’s accounting for leases and straight-lining of rent.

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

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for the three-year term of the agreement. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of September 30, 2006, approximately $16.3 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction.

The April 2004 swap arrangement has been designated as a cash flow hedge and was evaluated to be ineffective subsequent to the Company’s October 2005 refinancing. As a result, the change in the fair value is reflected on the statement of operations as interest expense. The November 2005 swap arrangement has been designated as a cash flow hedge and was evaluated to be highly effective. As a result, the change in the fair value is recorded in other comprehensive income as a gain or loss on derivative financial instruments. As of September 30, 2006, the fair value of these instruments was an asset of approximately $0.2 million.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 2006: (July 2, 2006 through July 29, 2006)	21,200	$18.32	21,200	$27,235,559
August 2006: (August 30, 2006 through August 26, 2006)	82,920	$18.79	82,920	$25,677,887
September 2006: (August 27, 2006 through September 30, 2006)	201,251	$20.01	201,251	$21,651,158

Total	305,371	$19.56	305,371

(1)	Includes shares withheld to cover withholding taxes upon the vesting of restricted stock. During the third quarter of fiscal 2006, no shares were surrendered in lieu of taxes.
(2)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program. As of September 30, 2006, a total of 1,381,171 had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.53.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

As reported on the Company’s Form 8-K filed on September 18, 2006, on September 15, 2006, the Company entered into a First Amendment to its Credit Agreement dated as of October 27, 2005, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, National City Bank of the Midwest, as Syndication Agent and

LaSalle Bank National Association, as Documentation Agent. The Company inadvertently reported such amendment under Item 8.01 Other Events rather than Item 1.01. Material Contracts. The amended facility is now expandable to $165 million at the Company’s discretion with lender approval. As a result of the amendment, the Company’s borrowing cost was reduced by fifty basis points. Currently, the interest rate on the Company’s revolving loan borrowings is priced at LIBOR plus 1.25%. In addition, the amendment eliminated restrictions on treasury stock repurchases, dividends and acquisitions. The First Amendment is filed as an exhibit hereto and incorporated herein by reference.

Item 6.	Exhibits.

10.43	First Amendment dated September 15, 2006, to Credit Agreement dated as of October 27, 2005, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, National City Bank of the Midwest, as Syndication Agent and LaSalle Bank National Association, as Documentation Agent.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006	/s/ Alan D. Feldman
Alan D. Feldman
Chairman, President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Executive Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller