Form 10-K
period 2006-12-30
MIDAS INC
filed 2007-03-15
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $287.6 million.

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of March 2, 2007 was 14,922,209.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders of the Registrant (the “2007 Proxy Statement”) are incorporated by reference into Part III.

PART I

Item 1.	Business

As used herein, and except where the context otherwise requires, the terms “Midas” and the “Company” include Midas, Inc. and its consolidated subsidiaries. References to fiscal years are to years ended December 30, 2006 (“fiscal 2006”), December 31, 2005 (“fiscal 2005”), and January 1, 2005 (“fiscal 2004”).

Background

Midas is among the world’s largest and most recognized providers of automotive aftermarket services with nearly 2,600 shops globally, leading market positions in core retail service offerings and strong brand equity. Midas retail shops, which are operated by the Company, its franchisees and licensees, offer a comprehensive array of automotive repair and maintenance services. As of December 30, 2006, there were 1,751 North American Midas shops located in all 50 U.S. states and nine Canadian provinces. The Company believes it is among the leaders in terms of market share in the U.S. automotive service industry (excluding tires, collision parts and parts for heavy duty trucks). Midas enjoys strong brand recognition, demonstrated by a consumer awareness rate of over 90%, and high levels of customer loyalty through its lifetime warranty program. The Company also believes that its real estate operations provide a unique advantage by allowing control over a majority of the retail sites operating under the Midas brand.

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

Industry Overview

Midas competes in the approximately $146 billion U.S. automotive aftermarket industry, which includes replacement parts (excluding collision parts and parts for heavy duty trucks), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. Approximately 58% of this amount is from the sale of installed parts, while 27% is from labor and 15% is from the Do-It-Yourself (“DIY”) market. Midas participates in the installed parts and labor segments of the market. Midas does not participate in the DIY market.

Increased technological complexity and durability of vehicles have been the dominant forces in the evolution of the automotive repair industry since the 1970’s. As a result, the types of service providers, as well as the type and frequency of repairs being performed, have changed over time. The total number of service outlets in the U.S. has been declining over the past 10 years. The largest decrease is attributable to a reduction in the number of local service stations offering automotive repair. As the number of service stations offering automotive repair has decreased, more sophisticated service providers have emerged. The number of independent maintenance and repair shops and large automotive repair chains has increased. In addition, automobile companies and dealers are more aggressively pursuing repair and maintenance business by separating automotive service operations from showrooms and offering more convenient service.

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

Despite the improved durability of today’s vehicles, the Company believes that the U.S. automotive aftermarket is characterized by stable demand. Furthermore, the overall market is growing because of the increasing size and age of the country’s automotive fleet, the increased technological complexity of vehicles leading to higher cost repairs and maintenance, and the generally increasing number of miles driven annually. In addition, recent industry statistics indicate that there is more than $52 billion in neglected vehicle maintenance every year.

According to published industry information, the number of vehicles in use in the U.S. has grown every year since 1992, primarily as a result of steady annual increases in new light truck sales. In addition, the median age of vehicles in use continues to increase. From 1990 to 2006, the median age of cars in use grew from 6.5 years to 9.2 years. As the warranties for aging vehicles expire, automotive aftermarket service providers should be well positioned to benefit from the needs of owners to have their vehicles serviced. The aging of the vehicle population benefits the automotive aftermarket industry because older vehicles tend to require more maintenance and repair services.

Additionally, the increase in the aggregate number of miles driven annually has increased the maintenance requirements of cars and light trucks. According to the U.S. Department of Transportation, between 1990 and 2005, aggregate annual miles driven by cars and light trucks increased 39% from 1.99 billion to 2.76 billion. While information for 2006 is not yet available, the Company believes the increased gasoline prices in 2006 may have caused an overall decrease in aggregate annual miles driven by light vehicles. However, more time will be needed to determine whether the long-term growth trend has been permanently changed.

Company Overview

Midas operates in a single business segment with retail, supply chain and real estate operations in support of automotive service shops. Retail operations consist of franchised and company-operated Midas shops in North America and licensed Midas shops in 16 other countries. Supply chain activities include providing value-added merchandising services to franchisees in which the Company establishes relationships with vendors who distribute products and equipment directly to Midas shops. Real estate activities include the development, ownership and leasing of Midas shops in North America.

Midas retail locations had historically operated as under car specialists focused on the replacement of exhaust, brakes, and shocks and struts. As recently as 1997, exhaust and brake repair services constituted 82% of Midas’ retail shop revenues in the U.S. market. As automobile manufacturers began to employ non-corrosive stainless steel exhaust systems in the mid 1980’s, the average life of an original equipment exhaust system began to increase from three years to over 10 years. As a result, beginning in the mid 1990’s, Midas’ core exhaust replacement business began to experience sustained revenue declines. This trend, combined with the increased technological complexity and durability of newer vehicles, has changed the nature of automotive repairs. Today, the services performed over the lifetime of a vehicle are more likely to be maintenance services and light repair work.

In response to these trends, the Midas system began to broaden its service menu in 1999, with the purpose of transforming itself from an under car specialist to a full-service automotive repair and maintenance provider, leveraging Midas’ strong brand name and nationwide presence.

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

In 2003, Midas management redirected the Company’s strategic focus towards the core Midas retail operations. During that year, the Company shut down its network of parts distribution warehouses and outsourced parts distribution on behalf of Midas dealers in the U.S. and Canada. In 2005, the Company ceased production at its Hartford, Wisconsin exhaust manufacturing facility and liquidated certain assets related to its exhaust manufacturing operation. During the first quarter of fiscal 2006, all remaining exhaust inventory and equipment was sold and liquidated and the Company’s last remaining distribution warehouse was closed.

With the Company’s exit from exhaust manufacturing and distribution complete, Midas is focused on the profitable growth of the Midas retail system. Management is committed to leveraging the strong Midas brand and the broad geographic presence of the Midas system towards establishing Midas as the pre-eminent full-service automotive repair and maintenance network.

A further discussion of Midas business activities and the ongoing transformation process follows.

Retail Auto Service Shops

The Midas system consists of nearly 2,600 shops operated by the Company, its franchisees and its licensees under the Midas brand, providing automotive repair and maintenance services in the U.S., Canada, Europe, Australia, the Middle East, Latin America and the Caribbean. Midas believes it is the largest automotive aftermarket service retail franchise in the world, with 2,570 locations, of which 1,751 are located in the U.S. and Canada (hereinafter referred to as “North America”). Midas has locations in all 50 states and nine Canadian provinces. This results in substantial market coverage throughout North America and strong credibility for Midas’ North American lifetime warranty program.

The following table sets forth the number of North American franchised Midas shops, company-operated shops, and shops outside of North America, as of the end of each of the fiscal periods indicated:

Fiscal Year End	2006	2005	2004	2003	2002
North American franchised	1,685	1,730	1,761	1,811	1,848
North American company-operated	66	69	73	73	111
International franchised and licensed	819	811	801	789	755

Total	2,570	2,610	2,635	2,673	2,714

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

The Company supports the Midas retail network with an annual advertising program that is one of the largest in the automotive aftermarket repair business. North American franchisees pay Midas monthly royalties of approximately 10% of retail sales. Midas is obligated to spend an amount equal to one-half of the royalty payments received from franchisees for advertising placed during the calendar year in which the royalties are received or during the following calendar year. In addition, Midas incurs supplemental advertising costs, primarily related to its company-operated shops, that are included in selling, general and distribution expenses. In fiscal 2006, total advertising spending was approximately $57 million.

In the U.S., Midas has strong brand equity in the automotive repair category. In 2006, approximately 62% of U.S. retail system sales were in categories where the Company believes it has the number one or number two market position as shown by its internal estimates of market share. According to Midas’ tracking studies, over 90% of consumers are familiar with the Midas brand name and Midas is among the leading brands mentioned of automotive repair providers.

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

The Company believes that its lifetime warranty program provides a competitive advantage over other automotive repair companies and independent service shops, and the breadth of Midas’ geographic coverage makes it difficult to duplicate the Midas program. This program generates recurring business from existing customers and promotes customer loyalty. The Company believes that many of its first-time customers choose Midas based upon the lifetime warranty program. In addition, significant portions of exhaust, brake, shock and strut jobs performed at retail involve customers returning for warranty service. Importantly, warranty replacement work is profitable at the shop level as, in accordance with the terms of the warranty, customers are charged for labor plus other non-warranted parts necessary for the warranty replacement. Additionally, many of Midas’ customers returning for warranty service choose to spend substantial incremental dollars on additional services. The Company believes that its presence in all 50 states and nine Canadian provinces, coupled with the repeat business generated by its North American lifetime warranty program, can be leveraged to capture a larger percentage of automotive repair and maintenance services in segments other than exhaust, brakes and suspension/steering.

From its inception in 1956 through 1959, Midas focused exclusively on replacement of exhaust systems. On a national basis, Midas added shock replacement in 1960, brake repair in 1979 and alignment in 1988. Historical core business offerings included only exhaust systems, brakes, shocks and struts, steering and suspension. Midas estimates that the potential market for these core offerings is only 12% of the approximately $146 billion U.S. automotive aftermarket parts and services industry.

Beginning in 2000, Midas implemented a New Midas strategy, which included the rollout of new service categories and a renewed focus on customer service. Under the New Midas program, Midas expanded its retail offerings to include general repair, heat exchange products and climate control services. These New Midas categories more than doubled the size of Midas’ addressable market. Today, most Midas shops offer exhaust, brake, suspension, air conditioning, batteries and a wide variety of other routine maintenance services. Since 1997, Midas’ U.S. exhaust sales at retail have declined at an annual rate of 9.8% on a same store basis, but this deterioration has been more than offset by the expansion of Midas’ service offerings into the New Midas categories. Currently, New Midas services account for approximately 38% of system-wide retail sales. Midas’ business strategy is to continue to expand these service offerings in the future and to further reposition the Midas brand as a source for total car care.

The following table compares the current Midas U.S. retail service mix with last year, five years ago and 20 years ago.

Changes in U.S. Retail Service Mix

	2006	2005	2001	1986
Exhaust	14%	16%	25%	55%
Brakes	40%	41%	43%	28%
Suspension, shocks and struts	8%	8%	10%	15%
New Midas categories	38%	35%	22%	2%

The broadening of retail service offerings has more than offset the continuing deterioration in the exhaust replacement market. As a result, the average sales of a Midas shop have increased over the past five years. The average U.S shop sales were approximately $598,000 in 2001 and $638,000 in 2006. The Company believes that the Midas system has the potential for substantial growth in retail sales.

Management is transforming Midas from a repair company that performs maintenance services, to a maintenance company that performs repair services. The Company also believes that forming long-term relationships with customers through routine maintenance services will lead to an increase in repair revenues as Midas becomes the most trusted professional and first choice for customers’ auto service needs.

Midas is working in concert with franchisees to implement key retail initiatives in support of growing the maintenance services category and building long-term customer relationships. These initiatives are described in greater detail below.

Tires: In fiscal 2004, Midas successfully launched a major retail initiative to significantly expand Midas shop sales of tires and related tire services. In support of this objective, the Company formed an alliance with Bridgestone-Firestone to distribute tires directly to Midas shops throughout North America. As a result, U.S. comparable shop sales of tires and related tire services increased 40% in 2005 and increased an additional 13% in 2006. Currently, over 76% of the Midas shops in North America are consistently participating in the Company’s program with Bridgestone-Firestone and the participation level continues to expand. For the past two years, the total comparable shop sales performance of shops that actively participate in the Bridgestone-Firestone program has consistently exceeded the performance of shops not actively participating in the program. Going forward, the Company believes that sales of tires and related tire services will be a significant component of future revenue growth for the Midas system. In fiscal 2006, the sale of tires and related tire services comprised 4.3% of total Midas system sales in the U.S. Midas management expects that percentage to grow to 10% over the next several years.

Maintenance Services: In fiscal 2005, the Company began the roll out of a series of initiatives designed to build sales in maintenance services and increase repeat customer business. The program includes the standardization of the Midas oil change service and vehicle inspection process, providing all customers with suggested factory maintenance schedules and increasing the Midas shop’s focus and capabilities in fluid exchange services, which are an increasingly important component of factory scheduled maintenance. Thus far, most Midas shops in North America have been trained in the execution of the new maintenance services program. During fiscal 2005, the Company launched its maintenance services program with a major national promotion, and the Company rolled out a customer relationship management (“CRM”) marketing program. The CRM program utilizes direct marketing to generate more frequent shop visits from existing customers. In the past, such direct marketing efforts were inconsistent and not well targeted. With the Midas CRM program, promotional offers are now directly marketed to customers based on specific customer needs and historical service activity. The Company believes its maintenance initiatives and CRM program together represent a comprehensive approach to enhancing customer retention and increasing shop visit frequency, which are essential to driving the future growth in retail sales of the Midas system. In response to the Company’s efforts to build maintenance revenues, U.S. comparable shop sales of oil changes increased approximately 5.4% in 2006 in addition to a 16% increase in 2005. Currently, maintenance revenues in the typical Midas shop comprise approximately 17% of total revenues, and management believes this category’s share of total revenue will expand significantly in the future.

Fleet Sales: Midas is in the process of implementing a comprehensive program targeting fleet vehicle maintenance services. The Company’s new fleet program includes sales and marketing initiatives targeted to both national and local fleets, standardized pricing, and an outsourced billing and collection solution to better enable dealers to manage fleet-related receivables. During fiscal 2006, more than 95% of the Midas dealers in the U.S. signed up for participation in this program and thus far more than 1,000 U.S. shops have been trained in the program. During 2007, the remaining U.S. shops will be trained and the full program will be rolled out in Canada as well.

The Company believes that its national scope, high level of brand awareness, and broad-based competency in automotive repair and maintenance services will enable the Company to successfully compete for fleet vehicle maintenance service business. Currently, fleet revenues from both national and local fleets currently represent only a small but growing fraction of Midas’ total retail sales in North America. In the U.S., revenues from national and local fleet customers in 2006 were approximately 0.6% of total retail sales, but increased nearly 50% compared to the prior year. Starting in fiscal 2007, the Company believes that fleet revenues will begin to meaningfully contribute to the growth of retail revenue in North America.

Image Update: In connection with Midas’ ongoing retail transformation described above, the Company has developed a major update to the Company’s shop image. The new image program was based on extensive customer research and incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into maintenance services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. In order to encourage dealer acceptance of the new image program, the Company is offering an incentive program to Midas dealers, which includes financial and project management assistance. As of the end of fiscal 2006, the new image had been rolled out to approximately 165 shops. By the end of fiscal 2007, the Company expects that a majority of Midas shops throughout North America will have adopted the new shop image.

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

During the past two years, the Company has invested in the rebuilding of its franchise development capabilities. During fiscal 2006, the Company upgraded its franchise development staff and significantly increased the scope of its franchise marketing programs in print and on the internet. As a result, inquiries into Midas franchise opportunities increased 99% in fiscal 2006, which was on top of a 52% increase in inquiries during fiscal 2005. The Company, along with a major market planning consulting firm, expects to rollout a comprehensive update to its market development plans for North America during 2007. In order to encourage growth in shop count, the Company currently offers a package of targeted incentives to current and prospective franchisees considering opening new shops. Furthermore, Midas believes the Company has a significant opportunity to grow the Midas system though the conversion of independent service providers whose facilities and operating capabilities match the new Midas business model. Consequently, Midas has developed a package of incentives to promote independent shop conversions.

During fiscal 2006, Midas opened 17 new shops in North America, compared to 11 shops opened during 2005. As of December 30, 2006, Midas had taken deposits from current and prospective franchisees for 45 future locations compared to 30 at the close of fiscal 2005. With the implementation of the above-described franchise development programs, Midas management believes that the Company will accelerate the pace of new shop growth in the future and move towards the Company’s goal of meaningful growth in total North American shop count.

Franchised Midas Shops

As of December 30, 2006, there were 1,685 North American franchised shops, which were located in all 50 U.S. states and nine Canadian provinces. Approximately 670 franchise dealers operate these shops, with only one dealer having more than 32 shops. Over 60% of the franchised shops are owned and operated by dealers with five or fewer shop locations.

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

Midas supports the franchise dealer network with 30 district managers and six regional managers. Each district manager covers approximately 58 shops and assists franchisees with operations execution, coordinates implementation of key retail initiatives, monitors compliance with franchise agreement parameters, and manages Midas’ training efforts.

A typical franchised Midas shop is approximately 4,000 square feet, has six service bays and generated annual revenues of approximately $642,000 in 2006.

Company-Operated Shops

The Company believes that owning and operating some Midas shops is an important element of a successful franchise system. Such ownership allows for the orderly transition of franchises, provides a valuable test-marketing platform for the rollout of new products and services, enables the Company to upgrade underperforming locations and helps to accelerate the successful transition of the entire Midas system to the new business model. Upon acquisition of a shop, Midas typically upgrades shop equipment, expands the services offered, installs new point-of-sale software, updates the shop to the new Midas image, upgrades the quality of technicians, and enhances local marketing efforts.

During fiscal 2006, the Company acquired six shops, re-franchised three shops and closed six shops. As of December 30, 2006, the Company owned and operated 66 Midas shops in seven states, with the largest concentrations in Florida (35 shops) and Colorado (13 shops). Going forward, the Company intends to maintain a core group of company-operated Midas shop locations. From time-to-time, on an opportunistic basis, Midas may acquire or re-franchise additional North American Midas shops.

The typical company-operated shop is staffed with a manager, an assistant manager or shop foreman, and three to four automotive service technicians. The company-operated shop business is managed by a Vice President/General Manager, a regional operations manager and eight district managers.

The typical company-operated shop is approximately 4,000 square feet, has six service bays and generated annual revenues of approximately $582,000 in fiscal 2006. The average revenues at company-operated shops are lower than the average franchised shop primarily due to the purchase of underperforming shops in Florida during the fourth quarter of 2001. These shops had emerged from Chapter 11 bankruptcy at the time of acquisition and generated annual revenues substantially below the chain average.

International Operations

In October 1998, Midas sold its franchising and company-operated shop businesses in Europe and South America to Magneti Marelli, S.p.A., a member of the Fiat Group, for $100 million, and entered into a licensing agreement for the ongoing use of the Midas trademarks and know-how. As part of the licensing agreement, Magneti Marelli agreed to pay Midas a fixed, U.S. dollar denominated license fee through 2007, after which the fee will be variable based upon a percentage of retail sales. Midas realized $9.7 million in international license fees under this agreement in fiscal 2006, representing approximately 5.5% of consolidated revenue and 36.2% of operating income. Under the variable fee arrangement, that amount would have been reduced to approximately $4 million. In September 2004, Fiat Group sold the Midas franchising and company-operated shop businesses in Europe and South America to Norauto Group S.A. of France, a major European automotive service provider. As part of this transaction, Norauto assumed the existing Magneti Marelli licensing arrangement with Midas. In fiscal 2000, Midas completed the sale of its Australian operations, which consisted of both franchised and company-operated shops. Midas also has international licensees in Mexico, Honduras and in the Caribbean. The Company is seeking ways to leverage the value of the global Midas brand through development of additional licensee relationships throughout the world.

As of December 30, 2006, there were approximately 819 Midas shops located in Europe, Australia, the Middle East, Latin America and the Caribbean. The Company meets periodically with its international licensees to ensure compliance with licensing agreements, communicate operating and marketing best practices and share the Company’s vision for future growth and development.

For financial information about the principal geographic areas in which the Company operates, see Note 13 of Notes to Financial Statements included elsewhere in this Annual Report.

R.O. Writer Software System

In January 2001, the Company acquired the assets of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry shop management software sold under the name R.O. Writer. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the system. The Company believes this software helps to promote operational consistency and excellence throughout the Midas system. As of December 30, 2006, the R.O. Writer system was installed in more than 1,000 Midas shops, comprising approximately 58% of Midas system locations throughout North America. Additionally, the system has been installed in several thousand non-Midas auto service shops in the United States.

Supply Chain

The Midas system in North America is supported by the Company’s supply chain activities. Midas provides value-added merchandising services to franchisees by establishing relationships with vendors who distribute products and equipment directly to Midas shops. Midas establishes and actively manages these relationships with parts vendors on behalf of Midas dealers in order to provide Midas dealers with ready access to high quality parts at favorable pricing.

Historically, Midas was much more directly involved in the supplying of automotive parts and equipment to Midas dealers. For most of its history through late 2003, the Company supplied a broad range of automotive parts to Midas dealers in North America through its network of regional parts distribution centers and Parts Warehouse Inc. (“PWI”) quick delivery sites. In addition, the Company manufactured exhaust products and equipment, which were distributed to Midas dealers and other non-Midas customers. During 2003, the Company outsourced the wholesale distribution of Midas brand products and other replacement parts, closed all but one of the Company’s regional distribution centers and disposed of its PWI quick-delivery distribution locations. Subsequently, in fiscal 2005, the Company entered into new exhaust supply arrangements with its vendors, which allowed the Company to exit its unprofitable exhaust manufacturing and distribution business. As a result of these agreements, Midas ceased production at its Hartford, Wisconsin exhaust manufacturing plant during the third quarter of fiscal 2005. Midas continued to operate its exhaust distribution warehouse in Chicago, Illinois during the first quarter of 2006 in order to provide Midas brand exhaust products to certain Midas dealers prior to their final conversion to the new exhaust supply program. During the first quarter of fiscal 2006, all remaining exhaust inventory and equipment was sold and liquidated and the Chicago exhaust distribution warehouse was closed. As a result of the above transformation of the Company’s supply chain activities, Midas is no longer engaged in the manufacturing or distribution of parts to Midas dealers.

Under the Company’s new business model, Midas establishes relationships with large vendors of automotive replacement parts and arranges for the distribution of these products directly to Midas shops. Most dealers’ parts sourcing needs are addressed through Midas’ relationships with major full-line automotive replacement parts suppliers such as AutoZone, Inc., Uni-Select Inc., the National Automotive Parts Association (“NAPA”) and CarQuest Corporation. These vendors each provide Midas dealers with weekly delivery of replacement parts to Midas retail shops, as well as access to just-in-time parts delivery through a broad network of quick-delivery parts distribution sites across North America. The Company believes its supply agreements with these companies enable Midas dealers to purchase high quality replacement auto parts at favorable pricing.

Under each of the above-described agreements, the vendor bills the purchasing shop directly. In addition, Midas receives royalties on the sale of most products sold by its preferred supply chain partners to Midas dealers. The royalties are recorded as revenue with no offsetting cost of goods sold. These royalties are used to offset costs associated with the Midas lifetime warranty program.

In addition to the above described full-line parts supply arrangements, Midas has established relationships with certain other suppliers to support the more specialized sourcing needs of Midas dealers. Currently, these include the Company’s agreements with Bridgestone-Firestone, Interstate Battery and Shell Oil for the distribution of tires, batteries and bulk oil and chemicals, respectively. The Company also maintains relationships with key equipment vendors to provide Midas dealers with cost-competitive access to shop equipment. Under most of these arrangements, Midas bills the franchise dealers for the product purchased from the vendor, and then the Company, in turn, pays the vendor for the product. Midas records the sale of the product and holds the related accounts receivable. The Company’s gross margins on these purchasing arrangements are very low, and the gross profit is primarily intended to cover administrative costs and potential bad debts that might arise from the sale of these products. In the past, the sales of products under these purchasing arrangements represented a small percentage of the overall Midas wholesale product sales. However, with the Company’s closure of the traditional wholesale operations in fiscal 2003, the percentage of wholesale revenues attributable to these purchasing arrangements increased significantly, and the overall gross margin percent achieved by the Company on wholesale product transactions has declined as a result. While the Company receives a small gross margin related to these purchasing arrangements, Midas also receives royalties on the ultimate sale of these products to consumers at retail in the Midas system.

Real Estate

Midas Realty Corporation (“Midas Realty”), a wholly-owned subsidiary, leases real estate that is subleased to franchisees and owns real estate in the U.S. and Canada that is leased to franchisees. In circumstances where Midas does not own or lease real estate for Midas shops, Midas Realty enters into contingent operating lease agreements or other forms of real estate control in order to ensure its ability to take possession of the real estate used by Midas shops in the event of a franchisee termination. This allows the Company to maintain control of a shop location in the event of a franchisee termination and prevents re-branding of a location to a competitive branded repair facility or an independent repair facility. As of December 30, 2006, Midas owned 225 retail locations, leased 483 locations and used other forms of real estate control over an additional 721 locations. This provides effective control over 1,429 of the 1,751 Midas shops in North America, or approximately 82%.

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

An initial franchise fee is charged upon execution of a Franchise Agreement. In opening a Midas shop, a franchisee makes additional expenditures relating to fixtures, machinery and equipment and initial product inventory. Historically, none of the fees and expenses was financed by Midas and, with the exception of a portion of the initial franchise fee, none is refundable. In order to promote new shop development, Midas is offering an incentive for new shops opened in North America during 2007. This incentive provides funding for a limited amount of equipment and leasehold improvements, and allows the franchisee to pay the initial franchise fee in four equal annual installments. Incentive programs like this may be offered in other parts of the world from time to time.

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

Training. Franchisees are required to complete the Midas initial training program. The first part of the program includes approximately two weeks observing a franchised Midas shop in operation as well as development of a business plan and a competitive assessment. The second part of the initial training program is held at a Midas training center and consists of two weeks of classroom instruction. The training process concludes with at least one week of customized training in the field. Supplemental training sessions are also offered by Midas at certain regional facilities and online. Midas also makes training materials available and conducts training seminars in the field.

Machinery, Fixtures, Inventory and Other Goods. Midas recommends shop equipment such as lifts, tire and alignment equipment, lathes, racking and tools necessary to outfit a Midas shop for operation, which can be purchased from Midas or from other sources. In North America, franchisees are required to maintain a sufficient quantity of Midas brand and Midas warranted products—principally mufflers, shock absorbers, struts and brake pads and shoes—adequate to meet the public demand for these products and to promptly fill customers’ requests for replacement under the terms of various Midas warranties. Midas makes these products available to franchisees primarily through its distribution agreements with AutoZone in the U.S. and Uni-Select in Canada.

Warranty Program. An important feature of the Midas system is the requirement that the retail customer be provided a written warranty from Midas on certain Midas products that will be honored at all Midas shops. Each Midas shop is required to honor such warranties in accordance with their terms and with policies issued from time to time by Midas.

Advertising. Midas is obligated to spend an amount equal to one-half of the royalty payments it receives from franchisees for advertising placed during the calendar year the royalties are received or during the following calendar year. Midas directs all use of advertising funds, and all decisions regarding the creative concepts and materials used, whether national, regional or local advertising will be used, the particular media and advertising content, and the advertising agencies to be used. This includes a customer relationship management program that utilizes direct mail solicitations to increase customer shop visit frequency. Midas incurs additional advertising costs that are included in its selling, general and administrative expenses.

Shop Management Software. Midas offers R.O. Writer shop management software to its U.S. dealers through its wholly-owned subsidiary Progressive Automotive Systems. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the software. Midas offers the software and associated ongoing support to its dealers in exchange for a monthly fee. As of December 30, 2006, the software had been installed in more than 1,000 Midas shops in the U.S.

International Midas Dealers Association. The International Midas Dealers Association (the “IMDA”) is an independent association of Midas franchisees. Approximately 58% of the Midas franchised locations in North America have membership in the IMDA. Midas’ management communicates on a regular basis with IMDA representatives and various IMDA committees to solicit franchisee input on various matters affecting the Midas system.

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

Customers

No customer accounted for more than 10% of the Company’s total sales and revenues in fiscal 2006 or 2005.

Seasonality

Midas has historically experienced the greatest demand for its services in the second and third quarters of the fiscal year. The seasonality is due to increased driving miles during the summer months, as well as more severe weather in the winter months in certain parts of North America, which can make it more difficult for customers to travel to Midas shops to obtain services. In fiscal 2006, 2005 and 2004, the second and third quarters accounted for approximately 51%, 51% and 52%, respectively, of annual sales and revenues.

Excluding the effects of unusual items such as gains on asset sales and business transformation charges, the second and third quarters of fiscal 2006 represented 55% of the Company’s annual net income. In fiscal 2005, 61% of the Company’s annual net income, excluding unusual items, was derived from the second and third quarters. In fiscal 2004, 75% of the Company’s annual net income, excluding unusual items, was derived from the second and third quarters. The Company expects the seasonality of its quarterly earnings will continue.

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

Employees

As of December 30, 2006, Midas had approximately 550 employees. None of the Midas employees is covered by collective bargaining agreements. Midas considers its relationships with employees to be good. Midas franchisees hire and are responsible for their own employees.

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

We rely on franchising for a substantial portion of our operating revenues. The failure of Midas franchisees to successfully operate stores consistent with our standards would have a material adverse effect on our profitability.

We rely on franchising for a substantial portion of our operating revenues. Therefore, our business is dependent on the ability of Midas franchisees to deliver high quality services. Midas franchisees are independent contractors and are not Midas employees. We provide training and support to franchisees, but the quality of franchised store operations may be diminished by any number of factors beyond our control. We have been modifying our business model, which requires Midas franchisees to perform more technologically complex repairs and maintenance than historically has been the case, and which requires greater investment in personnel and equipment. Consequently, not all Midas franchisees may successfully operate stores in a manner consistent with our standards and requirements or hire and train qualified managers, technicians and other store personnel.

If they do not, our image and reputation may suffer, and system-wide sales and profitability could decline. A reduction in system-wide sales and profitability could negatively impact the collectibility of receivables owed by franchisees to the Company.

The failure to comply with applicable franchise laws could have a material adverse effect on our financial condition and results of operations.

We are subject to federal and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor—franchisee relationship. Our failure to comply with these laws could subject us to liability to franchisees and to fines or other penalties imposed by governmental authorities. In addition, we may become subject to litigation with, or other claims filed with state or federal authorities by, franchisees based on alleged unfair trade practices, implied covenants of good faith and fair dealing, payment of royalties, location of shops, advertising expenditures, franchise renewal criteria or express violations of agreements. There can be no assurance that compliance problems will not be encountered from time to time, or that material disputes will not arise with one or more franchisees. Accordingly, our failure to comply with applicable franchise laws and regulations could have a material adverse effect on our financial condition and results of operations.

We are a leveraged company that utilizes debt to fund its business.

We currently have substantial debt on our balance sheet. The financing provided to us is subject to covenants that require us to maintain a certain net worth and maintain compliance with certain leverage ratios. If we do not perform in accordance with these covenants, the financial institutions providing the funds have the option to withdraw their funding support. We cannot assure shareholders that we will remain in compliance with our debt covenants in the future. In addition, our current financing agreement expires on October 27, 2010. We cannot assure shareholders that we will be able to refinance our existing credit facility when it expires in fiscal 2010.

Virtually all of our revenues outside of North America are derived from the license fees of one customer. The loss or reduction of these fees would have a material adverse effect on our net income.

Virtually all of our revenues outside of North America are derived from our master licensee in Europe and South America (previously Fiat Group S.p.A. and now Norauto Group S.A. of France). As part of our licensing agreement, we receive a fixed, U.S. dollar denominated license fee through 2007, after which our license fee will be variable based upon a percentage of retail sales. We realized $9.7 million in international license fees under this agreement in fiscal 2006, representing approximately 5.5% of our consolidated revenue and 36.2% of our operating income. Under the variable fee arrangement, that amount would have been reduced to approximately $4 million. The loss of these licensing fees due to an adverse change in our relationship with Norauto or in Norauto’s business would have a material adverse effect on our net income.

The failure to successfully implement our new business model will have a material adverse effect on our financial condition and results of operations.

We are in the process of repositioning the Midas retail system in North America from a business model focused on the servicing and replacement of mufflers, brakes, shock absorbers and struts to a model that encompasses a complete line of services, including climate control, electrical, chassis and maintenance services. While we have made substantial progress in broadening our services, we have not yet been widely successful in developing ongoing relationships with our customers. As a result of the change in business model, our company-operated and franchised shops have had to make, and will have to continue to make, investments in training, new personnel and equipment. As a result of the inability of certain Midas franchisees to adapt to the changing environment and successfully adopt the new business model, we have in some cases reacquired franchises to prevent the closing of these shops. While we believe that the selective acquisition of certain franchises is consistent with the implementation of our business model, our long term success depends upon the ability of our franchisees to profitably implement the new business model. While comparable shop sales have been maintained or improved at shops that have made the transition to the new business model, we cannot assure shareholders that the change in the long run will be successfully marketed, that consumers will accept the new model or that the remaining shops will be willing to or can successfully make the transition to the new format.

We operate in a highly competitive market and the failure of Midas franchisees to effectively compete would have a material adverse effect on our financial condition and results of operations.

The automotive services industry is highly fragmented and highly competitive. There are numerous direct competitors for our retail auto service shops. Midas shops compete with national, regional and local specialty chains, both franchised and company-owned, car dealerships, independent repair shops and service bays of mass merchandisers. We believe the principal competitive factors in the markets served by Midas shops are, in no particular order, customer service and reputation, shop location, name awareness and price. We also compete with businesses of the types noted above and with other parties in the sale of franchises. Competitive factors include startup costs, royalty rates, franchisee support and the financial performance of existing franchises. Many of our competitors are large and have a substantially longer operating history than Midas. Many competitors have greater financial resources than we possess. Our failure to compete effectively or the failure of individual Midas shops to compete effectively would have a material adverse effect on our financial condition and results of operations.

Advances in automotive technology could adversely affect demand for our maintenance and repair services.

The demand for the services offered by Midas shops could be adversely affected by continuing developments in automotive technology. Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals. For example, some manufacturers now recommend that consumers change oil at 10,000 mile intervals and replace spark plugs and other engine components at 100,000 miles, a significant increase from the mileage intervals recommended for earlier models and those currently recommended by most manufacturers. In addition, the improvement in original equipment manufacturers’ parts quality has in the past reduced, and may in the future reduce, demand for the products and services offered by our shops, thereby adversely affecting our Midas system retail revenues. Improvement in the quality of parts manufactured may extend the useful lives and warranties of those parts and may reduce demand for Midas products and services by decreasing the frequency of replacement or refurbishment of those parts. In turn, longer and more comprehensive warranty programs offered by automobile manufacturers and other third parties also could adversely affect the demand for services offered by Midas shops. We believe that a majority of new automobile owners have their cars serviced by their new car dealer during the period the car is under warranty. Finally, advances in automotive technology require that we and our dealers incur additional costs to update our technical training programs and upgrade the diagnostic capabilities of Midas shops.

A downturn in the economy may delay or reduce consumer purchases of our products and services, which would adversely affect our revenues.

Many factors affect the level of consumer spending on automotive services, including, among others, general business conditions, interest rates, gasoline prices, the availability of consumer credit and consumer confidence in future economic conditions. Consumer purchases of regular service interval maintenance generally are reduced during recessionary periods, when gasoline prices are high, or when disposable income is lower.

A decline in the usage of automobiles would adversely affect demand for our products and services.

While the number of automobiles registered in the U.S. has steadily increased, a sustained reduction in the number of miles driven by automobile owners would adversely affect the demand for Midas products and services. For example, when the retail cost of gasoline increases, the number of miles driven by automobile owners typically decreases, which historically has resulted in less frequent service intervals and fewer repairs.

The failure to comply with consumer protection regulations would have a material adverse effect on our financial condition and results of operations.

National automotive repair chains have been the subject of investigations and reports by consumer protection agencies and the Attorneys General of various states. Negative publicity in connection with such investigations could have an adverse effect on the financial condition and results of operations of our company. In addition, state and local governments have enacted numerous consumer protection laws and the failure to comply with these laws would have a material adverse effect on our financial condition and results of operations.

We may be unable to successfully identify acquisition candidates or fail to effectively integrate acquisitions, which may adversely affect our results of operations.

One of our strategies is to selectively pursue acquisitions of complementary franchising operations. Acquisitions involve a number of risks including:

•	Failure of the acquired business to achieve the results we expect;

•	Diversion of our management’s attention from operational matters;

•	Our inability to retain key personnel of the acquired business;

•	Risks associated with unanticipated events or liabilities;

•	The potential disruption of our existing business; and

•	Customer dissatisfaction, franchisee dissatisfaction or performance problems in the acquired business

If we are unable to integrate or successfully manage any business we acquire in the future, we may not realize anticipated synergies, which may result in reduced profitability or operating losses. In addition, we expect to face competition for acquisition candidates, which may limit the number of our acquisition opportunities and may lead to higher acquisition prices. Moreover, acquisitions of businesses may require additional debt financing, possibly necessitating changes to our financing arrangements and resulting in additional leverage. The realization of any or all of these risks described above could affect our reputation and our results of operations.

We are subject to seasonality in our results of operations.

Our business is seasonal in nature. Historically, we experience lower revenues during the first and fourth quarters. In particular, severe weather in winter months may make it difficult for consumers in affected parts of the country to travel to Midas shops to obtain services.

We must commit resources to maintain and develop our brand. The failure to maintain the Midas brand would have a material adverse effect on our financial condition and results of operations.

If we fail to continue maintaining and developing the Midas brand name, future revenues would be adversely affected. We believe that maintaining and developing the Midas brand name is critical to its success and that the importance of brand recognition may increase as competitors offer products and services similar to our products and services. We incur substantial marketing expenditures to create and maintain brand loyalty as well as increase awareness of our brand. If our brand-building strategy is unsuccessful, these expenses may never be recovered, and we may be unable to increase its future revenues or implement its business strategy.

Failure to protect our intellectual property would reduce our competitiveness.

We rely on trademark, trade secret, patent and copyright law to protect our intellectual property, including the Midas brand name. We cannot be sure that these intellectual property rights can be successfully asserted or will not be invalidated, circumvented or challenged in the future. In addition, the laws of some of the foreign countries in which our products and services are or may be sold do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information, and any successful intellectual property challenges or infringement proceedings against us, could make us less competitive and could have a material adverse effect on our business, financial condition and results of operations.

Our inability to respond to consumer demands would adversely affect our results of operations.

If we were unable to respond to changes in consumer demands in a timely manner, it would adversely affect our revenues. Furthermore, if we fail to make continuous and successful new product and service introductions, this could adversely affect our financial performance. Our success in general, and at Midas shops in particular, depends on our ability to identify, originate and define automotive product and service trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our automotive products and services must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. We may not be able to continue to develop appealing automotive products and services or meet changing consumer demands in the future. If we or our franchisees misjudge the market for automotive products and services, we or our franchisees may be faced with excess inventories and sunk training and equipment costs for certain automotive products and services and missed opportunities for other products and services.

The failure to comply with extensive environmental regulation applicable to our business would have a material adverse effect on our financial condition and results of operations.

Environmental compliance costs and liabilities could have a material adverse effect on our financial condition. Our operations and properties are subject to increasingly stringent laws and regulations relating to environmental protection, including laws and regulations governing air emissions, water discharges and waste management. Such laws and regulations can impose fines and criminal sanctions for violations and require the installation of costly pollution control equipment or operational changes to limit pollution emissions and decrease the likelihood of accidental hazardous substance releases. Some of our current and former properties have been used as gas stations and dry cleaners. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, stricter interpretation of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce earnings and cash available for our operations.

The failure to attract and maintain an adequate supply of skilled labor would have a material adverse effect on our financial performance.

The provision of high quality services by Midas shops requires an adequate supply of skilled labor. In addition, the operating costs and operating revenues of Midas shops may be adversely affected by high turnover in skilled technicians. Trained and experienced automotive technicians are in high demand. In addition, the expansion of our business model from muffler and brake service to more complicated automotive repairs has required many franchised and company-operated shops to hire highly skilled full-service automobile technicians. Accordingly, our ability to increase productivity and revenues could be affected by our inability to attract and maintain the employment of skilled technicians necessary to provide key shop services. If we or our franchisees are unable to attract and maintain the adequate skilled labor force necessary to operate these shops efficiently, or if labor expenses increase as a result of a shortage in the supply of skilled technicians, our financial performance would be adversely affected.

Our results of operations may be adversely affected by acts of war or terrorism.

War or terrorist activities or the threat of them may increase our cost of doing business or otherwise impact our financial performance.

Item 1B.	Unresolved Staff Comments

The Company has no unresolved Staff Comments.

Item 2.	Properties

Midas owns and leases real estate in various communities throughout North America that it uses for company-operated shops or leases and sub-leases to franchisees. As of December 30, 2006, Midas owned 225 retail locations, leased 483 locations and used other forms of real estate control over an additional 721 locations. This provides effective control over 1,429 of the 1,751 Midas shops in North America, or approximately 82%.

Midas leases office space in Itasca, Illinois, where its corporate headquarters are located. This lease runs through the end of fiscal 2008.

Midas owns one 185,000 square foot manufacturing facility in Hartford, Wisconsin, which was the site of the Company’s former exhaust manufacturing operation. The Company is currently seeking a buyer for the facility. The Company’s central distribution warehouse for Midas’ exhaust distribution operation closed during the first quarter of fiscal 2006 and was returned to the landlord. This facility had been owned by the Company but was sold and leased back on a short term basis from March 2005 through March 2006. The Company no longer leases any facilities in connection with its former exhaust manufacturing and distribution operation or its traditional wholesale distribution operations.

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

The Midas Common Stock is listed on the New York Stock Exchange under the symbol “MDS”. As of February 6, 2007, there were 4,648 holders of record of the Common Stock. Information about the high and low prices of Midas Common Stock is shown below.

	High	Low
Fiscal 2006
1st Quarter	$22.38	$18.31
2nd Quarter	23.95	17.79
3rd Quarter	21.10	16.85
4th Quarter	23.38	19.72
Fiscal 2005
1st Quarter	$23.11	$18.08
2nd Quarter	24.00	21.53
3rd Quarter	24.74	19.60
4th Quarter	20.79	17.65

Midas has not paid a dividend during the last three fiscal years and has no current plans to pay a dividend in the future.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 2006: (October 1, 2006 through October 28, 2006)	—	—	—	$21,651,158
November 2006: (October 29, 2006 through November 25, 2006)	157,000	$21.79	157,000	$18,230,206
December 2006: (November 26, 2006 through December 30, 2006)	206,800	$22.20	206,800	$13,638,962

Total	363,800	$22.02	363,800

(1)	Includes shares surrendered to cover the withholding taxes upon the vesting of restricted stock. In the fourth fiscal quarter of 2006, no shares were surrendered in lieu of taxes and, for the full year 2006, a total of 2,948 shares were surrendered.
(2)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program. During fiscal 2006, the Company purchased approximately 1,037,000 shares under this program, with an average price of $20.73. As of December 30, 2006, a total of approximately 1,745,000 shares had been repurchased under this plan since its inception. The average price of all shares repurchased under the plan was approximately $20.84.

The following performance graph compares Midas’ cumulative total shareholder return on Common Stock from December 29, 2001 to December 30, 2006 with the cumulative total return during the same periods of S&P 500 Index and Standard & Poor’s 600 Specialty Stores (the “peer group”), neither of which includes Midas. These comparisons assume an initial investment of $100 and the reinvestment of dividends.

Company/Index	12/29/01	12/28/02	1/3/04	1/1/05	12/31/05	12/30/06
MIDAS, INC.	100.00	50.00	120.86	172.41	158.28	198.28
S&P 500 INDEX	100.00	76.65	98.83	109.92	115.32	133.53
S&P 600 SPECIALTY STORES	100.00	83.59	129.70	133.00	120.18	120.42

Item 6.	Selected Financial Data

The following table presents selected historical financial information of Midas. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of Midas and the notes thereto. The operating results data set forth below for fiscal years 2006, 2005 and 2004 and the balance sheet data as of the end of fiscal 2006 and 2005 are derived from, and are qualified by reference to, the audited financial statements of Midas included herein, and should be read in conjunction with those financial statements and the notes thereto. The operating results data for fiscal years 2003 and 2002 and the balance sheet data as of the end of fiscal 2004, 2003 and 2002 are derived from audited financial statements of Midas not included herein.

Fiscal Year	2006	2005	2004	2003	2002
	(In millions, except share data)
Operating results data:
Sales and revenues	$176.7	$192.5	$197.5	$311.0	$333.0
Business transformation charges (a)	3.3	12.3	1.2	101.2	62.3
Operating income (loss)	27.1	12.6	20.6	(101.6)	(44.2)
Income (loss) before income taxes	19.3	3.2	3.6	(124.7)	(55.0)
Net income (loss)	10.5	2.2	4.1	(76.2)	(33.6)
Earnings (loss) per share—diluted	$0.67	$0.13	$0.26	$(4.93)	$(2.25)

Balance sheet data:
Total assets	$216.4	$239.2	$252.0	$283.4	$370.7
Obligations under capital leases and long-term debt	65.2	70.1	75.1	98.9	141.0
Finance lease obligations	34.8	36.8	37.6	38.3	39.1
Total shareholders’ equity	35.0	49.5	48.9	36.1	104.6

(a)	In late 2002, the Company began a process to exit wholesale parts distribution and to redirect the Company’s strategic focus towards the core franchising business. This included outsourcing the Company’s traditional wholesale business, the closure of 77 PWI locations, the rationalization of the company-operated shops operation and the closure of the Company’s exhaust manufacturing and distribution operations. These and other actions led to business transformation charges in the five most recent fiscal years. Business transformation costs for fiscal years 2004 through 2006 are described in Note 2 of Notes to Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents, for the fiscal periods indicated, selected financial information as a percentage of total sales and revenues.

	Percentage of Sales and Revenues
Fiscal Year	2006	2005	2004
Franchise royalties and license fees	36.0%	33.5%	31.6%
Real estate revenues	20.5	18.7	18.5
Company-operated shop retail sales	22.9	19.2	18.3
Replacement part sales and product royalties	18.3	26.9	30.2
Other	2.3	1.7	1.4

Sales and revenues	100.0	100.0	100.0
Cost of sales and revenues	35.3	41.2	42.3
Business transformation charges (inventory related)	0.1	2.7	0.2

Gross profit	64.6	56.1	57.5
Selling, general and administrative expenses	49.4	47.3	47.0
Gain on sale of assets, net	(1.9)	(1.5)	(0.3)
Business transformation charges	1.8	3.7	0.4

Operating income	15.3	6.6	10.4
Other income, net	0.7	0.5	0.2
Loss on early extinguishment of debt	—	(0.2)	(2.4)
Interest expense	(5.1)	(5.2)	(6.4)

Income before income taxes	10.9	1.7	1.8
Income taxes (benefit)	5.0	0.6	(0.3)

Net income	5.9%	1.1%	2.1%

Company Overview

Midas operates in a single business segment with retail, supply chain and real estate operations in support of automotive service shops. Retail operations consist of franchised and company-operated Midas shops in North America and licensed Midas shops in 16 other countries. Supply chain activities include providing value-added merchandising services to franchisees in which the Company establishes relationships with vendors who distribute products and equipment directly to Midas shops. Real estate activities include the development, ownership and leasing of Midas shops in North America.

Midas retail locations had historically operated as under car specialists focused on the replacement of exhaust, brakes, and shocks and struts. As recently as 1997, exhaust and brake repair services constituted 82% of Midas’ retail shop revenues in the U.S. market. As automobile manufacturers began to employ non-corrosive stainless steel exhaust systems in the mid 1980’s, the average life of an original equipment exhaust system began to increase from three years to over 10 years. As a result, beginning in the mid 1990’s, Midas’ core exhaust replacement business began to experience sustained revenue declines. This trend, combined with the increased technological complexity and durability of newer vehicles, has changed the nature of automotive repairs. Today, the services performed over the lifetime of a vehicle are more likely to be maintenance services and light repair work.

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

In fiscal 2003, Midas management redirected the Company’s strategic focus towards the core Midas retail operations. During that year, the Company shut down its network of parts distribution warehouses and outsourced parts distribution on behalf of Midas dealers in the U.S. and Canada. In fiscal 2005, the Company ceased production at its Hartford, Wisconsin exhaust manufacturing facility and began the process of liquidating all assets related to its exhaust manufacturing and distribution operation. In the first quarter of fiscal 2006, Midas closed its last distribution facility, an exhaust warehouse in Chicago, Illinois.

With the Company’s exit from exhaust manufacturing and distribution completed, Midas is focused on the profitable growth of the Midas retail system. Management is committed to leveraging the strong Midas brand and the broad geographic presence of the Midas system towards establishing Midas as the pre-eminent full-service automotive repair and maintenance network.

The Midas Business Transformation

During fiscal 2003, Midas developed and began to implement a plan to dramatically restructure the Company’s operations and re-direct the Company’s strategic focus towards the Midas retail system. This plan was intended to transform the Company by improving profitability, enhancing the competitive position of the Midas retail system, strengthening the Company’s balance sheet and reducing future capital requirements. This transformation encompasses fundamental changes in the way Midas dealers are supplied with Midas brand products and other replacement auto parts, a re-definition of the service relationship between Midas dealers and their customers, and a shift in the way the Company approaches its relationship with Midas franchisees.

During 2003, the Company outsourced the wholesale distribution of Midas brand products and other replacement parts, closed all but one of the Company’s regional distribution centers, disposed of its PWI quick-delivery distribution locations through sale or closure, closed or re-franchised 34 company-operated shops, and significantly reduced corporate administrative overhead. In connection with the Company’s ongoing transformation, management determined that exhaust manufacturing and distribution no longer represented a strategic fit for the Company’s evolving retail-focused business model. In May 2005, the Company entered into new exhaust supply arrangements with its vendors, which allowed the Company to exit its unprofitable exhaust manufacturing and distribution business. As a result of these agreements, Midas ceased production at its Hartford, Wisconsin exhaust manufacturing plant during the third quarter of fiscal 2005. Midas continued to operate its exhaust distribution warehouse in Chicago, Illinois during the first quarter of 2006 in order to provide Midas brand exhaust products to certain Midas dealers prior to their final conversion to the new exhaust supply program. During the first quarter of fiscal 2006, all remaining exhaust inventory and equipment was sold and liquidated and the Chicago exhaust distribution warehouse was closed. In connection with the above described business transformation activities, the Company recorded business transformation charges of approximately $177 million from fiscal 2002 through 2005.

The Company’s recently completed exit from exhaust manufacturing and distribution has further reduced overall Company revenues and expenses compared to historical levels, but has increased the Company’s operating margin. The Company’s vacant Hartford, WI factory is the one asset that remains from the former exhaust manufacturing and distribution operation. Midas is currently seeking buyers for this facility and expects to ultimately record a gain upon the sale of this facility.

The Midas business transformation, and the resulting changes to the way the Company does business, continued in 2006. In the fourth quarter, the Company closed six unprofitable company-operated shops and re-franchised three shops. The Company recorded charges of approximately $1.9 million in connection with these actions. Additionally, in connection with Midas’ ongoing retail transformation, the Company recently began the rollout of a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image, the Company has offered to provide a subsidy of up to $2,600 per shop for those franchisees who adopt the program prior to the end of fiscal 2007. Approximately $1.6 million in business transformation costs were recorded in fiscal 2006 in connection with this program and the Company expects to record additional business transformation costs each quarter during 2007. Midas believes the total charges for franchised locations will be approximately $4 million.

The implementation of these business transformation initiatives has had the effect of substantially lowering overall Company revenues and expenses in fiscal 2006 compared to historical periods. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses. The charges recorded in connection with the Company’s business transformation process in fiscal years 2006, 2005 and 2004 are summarized in the following tables (in millions):

Business transformation charges by strategic initiative

Fiscal Year	2006	2005	2004
Exit from exhaust manufacturing	$(0.2)	$12.2	$—
Retail image update	1.6	—	—
Redesign of the wholesale distribution network	—	0.1	1.1
Rationalization of company-operated shops	1.9	—	0.1

Total business transformation charges	$3.3	$12.3	$1.2

Business transformation charges by activity

Fiscal Year	2006	2005	2004
Inventory related	$0.2	$5.2	$0.4
Retail image update	1.6	—	—
Accounts receivable write-down	—	0.8	—
Non-recoverable lease costs	1.5	—	—
Asset write-off and impairment	0.1	1.1	—
Severance and other separation costs	(0.1)	4.7	(0.1)
Warehouse and other closure costs	—	0.3	—
Pension asset write-down	(0.1)	0.1	0.8
Other costs	0.1	0.1	0.1

Total business transformation charges	$3.3	$12.3	$1.2

Additional information regarding each of the business transformation costs listed in the above summary is presented in Note 2 of Notes to Financial Statements.

Building Shareholder Value in the Future

With the Company’s business transformation primarily complete, Midas management is focused on building shareholder value through the profitable growth of the Company. The first priority is building shareholder value through the profitable growth of the Midas retail system in North America. This includes both comparable shop sales growth at existing Midas locations and growth in overall shop count. In addition, Midas management believes that the Company’s brand name and system management expertise can be leveraged to generate incremental royalty revenue through growth of the Midas system around the world. This includes expansion into China, which management believes is positioned to become the world’s largest automotive market. However, the Company’s franchising business model generates substantial operating cash flow with relatively low ongoing capital investment requirements. Furthermore, the future growth of the Midas retail system does not necessarily depend upon the Company making significant capital investments or adding additional corporate overhead. Thus, Midas management believes that it can also create shareholder value by efficiently allocating capital towards complementary franchising business acquisitions and repurchasing the Company’s stock. These strategies for creating shareholder value are described in greater detail below.

Growth of the Midas System in North America

The revitalization of the Midas retail system in North America has been and continues to be the core focus of the Company’s business transformation. Growing sales at existing Midas shops remains the Company’s most important goal. Midas is focused on transforming the Company’s relationship with its customers, thereby becoming less dependent upon one-time repair transactions and more focused on building long-term customer relationships. To this end, Midas has developed and implemented several multi-year initiatives. In fiscal 2003, the Company re-defined the core services of the Midas system to encompass exhaust, brakes and maintenance services. This significantly expanded the revenue potential of the core Midas system business model. In fiscal 2004, Midas successfully launched a major retail initiative to significantly expand Midas shop sales of tires and related tire services. The typical Midas shop in the U.S. currently derives only 4.3% of its revenues from tires and related services, but management believes that the typical Midas shop can ultimately generate 10% of its revenue from the category. During fiscal 2005, the Company rolled out a series of initiatives to enhance the Midas system’s ability to build revenue from retail maintenance services. These initiatives included the standardization of the Midas oil change service and vehicle inspection process, providing all customers with factory maintenance schedules and increasing the Midas shop’s focus and capabilities in fluid exchange services. As a result, maintenance services have risen to approximately 17% of total shop sales and management believes the growth in maintenance services will continue. Most recently, in the fourth quarter of fiscal 2006, the Company launched a comprehensive program for increasing revenue from local and national fleet services. Currently, Midas generates only 0.6% of retail revenue in the U.S. from fleet operations. Midas management believes the Company’s nationally respected brand name and national presence will enable it to meaningfully grow retail revenues from fleet in the next two years.

In connection with Midas’ retail business model transformation, the Company has developed a major update to the Company’s shop image. The new image program was based on extensive customer research and incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into maintenance services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. In order to encourage dealer acceptance of the new image program, the Company is offering an incentive program to Midas dealers, which includes financial and project management assistance. As of the end of fiscal 2006, the new image had been rolled out to approximately 165 shops. By the end of fiscal 2007, the Company expects that a majority of Midas shops throughout North America will have adopted the new shop image.

With the Midas system business model re-established, and the new Midas shop image roll out underway, the Company believes growth in new Midas shop count is possible. During the past two years, the Company has invested in the rebuilding of its franchise development capabilities. During fiscal 2006, the Company upgraded its franchise development staff and significantly increased the scope of its franchise marketing programs in print and on the internet. As a result, inquiries into Midas franchise opportunities increased 99% in fiscal 2006, which was in addition to a 52% increase in fiscal 2005. The Company, along with a major market planning consulting firm, expects to rollout a comprehensive update to its market development plans for North America during 2007. In order to encourage growth in shop count, the Company currently has in place a package of targeted incentives available to current and prospective franchisees considering opening new shops. Furthermore, Midas believes the Company has a significant opportunity to grow the Midas system though the conversion of independent service providers whose facilities and operating capabilities match the new Midas business model. Consequently, Midas has developed a package of incentives to promote independent shop conversions. Finally, the Company is also considering the targeted acquisition of independent general auto repair operations as a means to accelerating growth in shop count.

The lead time for a new shop development can be up to 24 months, thus the Company’s efforts to open new Midas shops are only now beginning to become evident. During fiscal 2006, Midas opened 17 shops in North America, compared to 11 shops opened during 2005. As of December 30, 2006, Midas had taken deposits from current and prospective franchisees for 45 future locations compared to 30 at the close of fiscal 2005. With the implementation of the above-described franchise development programs, Midas management believes that the Company will accelerate the pace of new shop growth in the future and move towards the Company’s goal of meaningful growth in total North American shop count.

Global Expansion of the Midas Brand

Midas currently has licensees in 16 countries outside of the United States and Canada. Since the late 1990’s, when the Company sold its European and Australian operations, further development of international markets has not been a significant priority. Instead, over the past several years, Midas management has had to focus much of its efforts on the Company’s business transformation process and the revitalization of the Midas retail system in North America. Nevertheless, Midas’ international licensees have continued to invest in their operations and grow. Midas’ international shop count has grown every year since 1998, with the international shop count increasing from 616 shops in 1998 to 819 shops in 2006, even though the number of countries in which the Company operates has not grown during that time.

Management believes the Midas brand has significant global growth potential. In Europe, Midas’ licensee, Norauto Group S.A. of France, currently operates approximately 638 company-operated and franchised shops. Norauto owns the rights to the Midas name in most European countries and certain countries in South America and Africa, but it currently operates in only 10 countries. Since it acquired the Midas franchise rights in late 2004, Norauto has grown the Midas net shop count in Europe by 3%. Furthermore, Norauto’s future plans include shop count growth, through both acquisition and de novo development, and expansion into additional countries within continental Europe. Midas’ licensee in Mexico is also expanding its shop count.

Midas is seeking licensee partners to expand into new countries. Significantly, the Midas brand currently has no licensees in Asia. During late 2006, Midas began the process of evaluating potential partners for expansion into China, and has engaged the services of the former head of Midas’ international development to help seek licensees in new countries.

Going forward, Midas management is committed to the global expansion of the Midas brand and believes meaningful growth potential exists in this area.

Acquisition of Complementary Franchising Operations

Midas management believes that the Company can add significant value for shareholders by acquiring complementary franchising operations. Midas management possesses strong core competencies in both automotive aftermarket services and franchising. Furthermore, the Company believes it can successfully manage a substantial increase in shop count, whether through growth of the Midas retail system or acquisition of another franchise operation, with limited incremental corporate overhead.

In addition, as of fiscal year end 2006, Midas had an approximately $100 million net operating loss (NOL) carry forward. Midas believes it can create value for shareholders by successfully integrating accretive acquisitions that accelerate the utilization of the NOL.

Given the above described factors, Midas has considered, and will continue to consider, potential acquisition candidates.

Share Repurchases

The Midas business model generates significant operating cash flow with relatively low ongoing capital investment requirements. Furthermore, Midas believes that returning capital to shareholders through share buybacks enhances shareholder value. As a result, in November 2004, the Company announced that the Board of Directors had authorized a share repurchase plan for the repurchase of up to $25 million in Midas stock. In May 2006, the Midas Board of Directors authorized a $25 million increase to the share repurchase program. Since the inception of this repurchase plan through December 30, 2006, the Company has repurchased approximately $36.4 million in stock.

The Company intends to continue to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company intends to fund stock repurchase activity with cash flow from operations and incremental borrowings.

Fiscal Reporting Periods

Fiscal years 2006, 2005 and 2004 were each comprised of 52 weeks.

Results of Operations—Fiscal 2006 Compared to Fiscal 2005

Total sales and revenues for fiscal 2006 decreased $15.8 million, or 8.2%, from fiscal 2005 to $176.7 million. Within the retail auto service business, royalty revenues and license fees decreased $0.9 million, or 1.4%, from fiscal 2005. This decrease was primarily driven by a 1% comparable shop decline in system-wide Midas retail sales, fewer shops in operation and the anniversarying of the one-time recognition of royalties from certain delinquent Canadian franchises during fiscal 2005. These were partially offset by higher international royalties and a more favorable exchange rate on Canadian royalty revenue. Sales from company-operated shops increased $3.5 million, or 9.5%, above fiscal 2005. The sales increase primarily reflects an increase in comparable shop sales of 2.2% and an increase in average number of shops in operation throughout the year due to the acquisition of six shops early in fiscal 2006, partially offset by the re-franchising three shops late in the fiscal year. Revenues from real estate leases increased slightly to $36.2 million as higher revenues from scheduled rent increases and a more favorable exchange rate on Canadian rental income more than offset a net reduction in the number of shops subject to real estate rental agreements and lower revenues from sales-based rental agreements.

Replacement part sales and product royalties decreased $19.3 million to $32.4 million from $51.7 million in fiscal 2005. The decrease primarily reflects a $21.4 million reduction in revenues from exhaust distribution as a result of the Company’s exit from that business. In addition, product royalty revenues declined as a result of reduced purchases of product from Company suppliers by Midas dealers and a scheduled reduction in the contractual royalty rates earned from both AutoZone and Uni-Select. These declines were partially offset by an increase in sales of tires to Midas dealers through the Company’s alliance with Bridgestone-Firestone.

The Company’s gross profit margin increased to 64.6% of sales in fiscal 2006 from 56.1% in fiscal 2005. During fiscal 2006, the Company recorded a business transformation charge to cost of sales and revenues of $0.2 million to write-down the value of inventory in connection with the closure of six company-operated shops. During fiscal 2005, the Company recorded business transformation charges to cost of sales and revenues of $5.2 million to write-down the value of certain exhaust inventory to its net realizable value. Excluding these business transformation charges, the Company’s gross profit in fiscal 2006 was 64.7% compared to 58.8% in fiscal 2005. The year-over-year improvement in gross margin reflects a more favorable sales mix in which a higher percentage of revenues came from franchise royalties and company-operated shops, and a lower percentage of revenues were derived from lower margin wholesale sales. In addition, warranty expense declined $1.7 million to $4.4 million, or 2.5% of total sales for fiscal 2006, compared to $6.1 million, or 3.2% of total sales in fiscal 2005. The decline in warranty expense is the result of reductions in the warranty redemption and reimbursement rates for brakes and exhaust and lower retail sales of brakes and exhaust.

Selling, general and administrative expenses for fiscal 2006 decreased $3.6 million, or 4.0%, from fiscal 2005 to $87.4 million. The decrease in expenses primarily reflects a $3.6 million reduction in operating expenses related to the distribution of exhaust and a $2.2 million decrease in administrative and franchising overhead expense. The improvement in administrative overhead expense was achieved even as the Company incurred $1.5 million in expenses in connection with hosting the Midas 50th anniversary convention. These savings were partially offset by an increase of $2.2 million for stock option expense as a result of adopting new accounting rules regarding accounting for stock options (SFAS No. 123R). No expenses for stock options were recorded in fiscal 2005.

During fiscal 2006, the Company recorded business transformation charges of $3.1 million in selling, general and administrative expense. The charges reflect $1.7 million related to the closure of six company-operated shops, $1.6 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers and a credit of $0.2 million to reflect an adjustment to the reserve for business transformation charges resulting from lower than expected severance costs in connection with the Company’s exit from exhaust manufacturing and distribution. During fiscal 2005, business transformation charges of $7.1 million were recorded in selling, general and administrative expense primarily to reflect expenses for the Company’s exit from exhaust manufacturing and distribution.

During fiscal 2006, the Company recorded a $3.4 million gain on sale of assets. This included the recognition of the remaining $1.8 million deferred gain from the March 2005 sale of the Company’s Chicago warehouse, and a $1.6 million gain on the sale of equipment liquidated in connection with the Company’s exit from exhaust manufacturing. During fiscal 2005, the Company recognized gains on sale of $2.8 million, comprised of $2.7 million due to the partial amortization of a $4.5 million gain on sale of the Company’s former Chicago exhaust warehouse (sold and leased-back in March 2005), $0.8 million to reflect the sale of the Company’s Huth exhaust equipment manufacturing operation and a $0.7 million loss on disposition of certain exhaust assets.

As a result of the above changes, operating income increased $14.5 million to $27.1 million in fiscal 2006 from $12.6 million in fiscal 2005. Excluding the impact of the above described business transformation charges and gains on sale, operating income for fiscal 2006 was $27.0 million compared to $22.1 million for fiscal 2005. Excluding the impact of business transformation charges and gains on sale, operating income margin increased to 15.3% in fiscal 2006 from 11.5% in fiscal 2005. The improvement in operating margin primarily reflects the elimination of operating losses in the Company’s exhaust distribution operation and savings on corporate overhead expense, which more than offset the impact of $2.2 million in additional expense incurred in connection with the adoption of SFAS No. 123R.

Interest expense decreased from $10.0 million in fiscal 2005 to $9.0 million in fiscal 2006 primarily as a result of a reduction in the amortization of financing fees and a lower average debt level.

Other income increased from $0.9 million in fiscal 2005 to $1.2 million in fiscal 2006 due to greater income from interest on dealer receivables and currency exchange gains. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 45.8% in fiscal 2006 compared to 32.3% in fiscal 2005 and compared to the 2006 statutory tax rate of 39.0%. The increase in the effective tax rate in fiscal 2006 was primarily due to the correction of an error in fiscal 2004 and 2005 income tax expense. The adjustment was made in fiscal 2006 because the impact on fiscal 2004 and 2005 was not material. Because the Company has a significant net operating loss carryforward, this correction to the calculation of income tax expense for prior periods does not affect the amount of cash income taxes the Company paid in fiscal 2006. The fiscal 2005 effective tax rate reflects a reduction from the Company’s statutory rate as a result of the reversal of a tax contingency established in connection with prior asset sales.

As a result of the above items, net income increased $8.3 million from net income of $2.2 million in fiscal 2005 to net income of $10.5 million in fiscal 2006.

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

During fiscal 2005, the Company entered into an agreement appointing AutoZone as the exclusively endorsed supplier of Arvin brand exhaust products to Midas shops in the U.S. In December 2005, the Company announced a similar exhaust supply agreement in Canada with Uni-Select, establishing them as the exclusively endorsed supplier of Walker brand exhaust products to Midas shops in Canada. In addition, during the year Midas entered into an agreement with ArvinMeritor to sell certain IPC-branded exhaust assets. As a result of these agreements, Midas ceased production at its exhaust manufacturing facility in the third quarter of fiscal 2005 and closed its exhaust distribution operation in Chicago, Illinois in the first quarter of fiscal 2006. In connection with Midas’ exit from exhaust manufacturing and distribution, the Company recorded inventory related charges of $5.2 million primarily to reduce its exhaust inventory, including raw materials, to its expected net realizable value. This write-down was recorded as a cost of sales.

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

During 2005, the Company recorded a gain on sale of $0.8 million to reflect the sale of the Company’s Huth exhaust equipment manufacturing operation and $2.7 million to reflect the partial recognition of the gain from the March 2005 sale and leaseback of the Company’s Chicago distribution facility. The remainder of the total $4.5 million gain from the sale of the Chicago distribution center was recognized over the term of the leaseback agreement, which ended in April 2006. In addition, the Company recorded a loss on disposition of exhaust manufacturing equipment assets of $0.7 million. These transactions resulted in a net gain on sale of assets of $2.8 million for fiscal 2005. In fiscal 2004, the Company recorded a gain on sale of $0.6 million in connection with the sale of a distribution facility in December 2004.

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

As a result of the above changes, operating income decreased $8.0 million to operating income of $12.6 million in 2005 from operating income of $20.6 million in 2004. Excluding the impact of the above described business transformation charges and gain on sale of assets, operating income for fiscal 2005 was $22.1 million compared to $21.2 million for 2004. Excluding the impact of business transformation charges and gain on sale of assets, operating income margin increased to 11.5% in 2005 from 10.7% in 2004.

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

Other income consists primarily of interest income in overdue customer accounts and foreign currency exchange gains or losses. Other income increased from $0.4 million in 2004 to $0.9 million in 2005 due primarily to lower foreign currency exchange losses in 2005.

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

Liquidity, Financial Condition and Capital Resources

Following is a summary of the Company’s cash flows from operating, investing and financing activities for fiscal 2006 and 2005, respectively (in millions):

Fiscal Year	2006	2005
Cash provided by operating activities before cash outlays for business transformation costs and total changes in assets and liabilities	$31.5	$26.9
Cash outlays for business transformation costs	(5.8)	(5.8)
Total changes in assets and liabilities	2.6	(7.3)

Net cash provided by operating activities	28.3	13.8
Net cash provided by (used in) investing activities	(3.9)	6.5
Net cash used in financing activities	(23.4)	(19.8)

Net change in cash and cash equivalents	$1.0	$0.5

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit. This allows Midas to minimize interest expense and to maintain a cash balance close to zero. Midas’ cash and cash equivalents increased $1.0 million in fiscal 2006.

The Company’s operating activities provided net cash of $28.3 million during fiscal 2006 compared to $13.8 million in fiscal 2005. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash from operating activities increased from $27.3 million in fiscal 2005 to $31.5 million in fiscal 2006 as the increase in net income and deferred tax utilization was partially offset by lower business transformation charges and depreciation and amortization in fiscal 2006. Cash outlays for business transformation costs were $5.8 million in both fiscal 2006 and fiscal 2005. Cash outlays for business transformation costs in fiscal 2006 were primarily related to the Company’s exit from the exhaust manufacturing and distribution business and the update of its retail shop image, while cash outlays in fiscal 2005 were primarily related to the exit from exhaust manufacturing and distribution.

Changes in assets and liabilities swung from a $7.7 million use of cash in fiscal 2005 to a $2.6 million source of cash in fiscal 2006. The $10.3 million change was primarily due to a decline in inventories in fiscal 2006 as a result of the final liquidation of exhaust inventory, a decrease in accounts receivable due to the exit from the exhaust manufacturing business, and an increase in accrued expenses in fiscal 2006. Accrued expenses had decreased in fiscal 2005.

Investing activities used $3.9 million of cash during fiscal 2006 compared to providing $6.5 million of cash during fiscal 2005. Fiscal 2006 investing activities primarily consisted of $3.9 million in systems development projects, company-operated shop equipment additions and other capital expenditures, $1.8 million paid in conjunction with the acquisition of six Midas shops and other assets from certain Midas dealers and $1.8 million in cash generated as the result of the sale of the remaining exhaust manufacturing assets and the re-franchising of three company-operated shops in the fourth quarter of fiscal 2006. Fiscal 2005 investing activities primarily consisted of $3.4 million in systems development projects and other capital expenditures and $9.9 million in cash generated as the result of asset sales. The asset sales in 2005 included the sale and leaseback of the Company’s remaining distribution facility in Chicago, the sale of the Company’s Huth exhaust equipment manufacturing operation and the re-franchising of six company-operated shops.

Net cash used in financing activities was $23.4 million in fiscal 2006, compared to net cash used of $19.8 million in fiscal 2005. During fiscal 2006, the Company reduced total debt by $5.9 million, increased outstanding checks by $1.8 million, paid $21.6 million to repurchase shares of the Company’s common stock and received $2.3 million in cash from the exercise of outstanding stock options. In fiscal 2005, the Company reduced total debt by $5.8 million, reduced outstanding checks by $3.0 million, paid $15.4 million to repurchase shares of the Company’s common stock and received $4.8 million in cash from the exercise of outstanding stock options.

On March 16, 2004, the Company entered into a three-year, $115 million credit facility to refinance its existing credit facility. The facility was secured by substantially all of the assets of the Company. On November 5, 2004, the Company amended its March 2004 credit agreement to reduce the required principal amortization. The amendment also eased the Company’s restrictions on capital expenditures, allowed for stock repurchases and dividend payments, and reduced the interest rate by 50 basis points.

On October 27, 2005, the Company entered into a five-year, unsecured $110 million revolving credit facility that reduced interest rates, eliminated scheduled principal payments and significantly increased the Company’s capacity to make treasury stock repurchases and dividend payments. The credit facility was initially expandable to $140 million at the Company’s discretion with lender approval. Interest on the revolving loan was initially payable monthly at LIBOR plus 2.0%. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth.

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

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for a three-year term. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of December 30, 2006, approximately $13.8 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction.

On November 9, 2004, the Midas Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million of the Company’s outstanding common stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program. The Company intends to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company has paid approximately $36.4 million for shares acquired under this program since the buyback program was first initiated.

The Company believes that cash generated from operations and availability under the current debt agreement provides sufficient liquidity to finance operations and execute strategic initiatives for at least the next 12 months.

Contractual Obligations

The following table reflects the Company’s contractual obligations under long-term debt and lease agreements as of December 30, 2006:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short and long-term debt	$61.1	$—	$—	$61.1	$—
Capital lease obligations	4.1	1.1	1.1	0.5	1.4
Finance lease obligations	34.8	0.9	2.3	2.8	28.8
Operating leases	120.6	27.5	38.2	22.5	32.4
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$220.6	$29.5	$41.6	$86.9	$62.6

The debt, capital lease obligations and finance lease obligation payments shown above represent principal payments required under those agreements. Additionally, the Company is required to make certain interest payments in connection with those obligations.

In addition to the amounts shown above, the Company currently has $5.8 million outstanding on standby letters of credit that expire in 2007. Additionally, the Company is contingently liable for a portion of loans made to certain franchisees by a third party lender. As of December 30, 2006, the total outstanding loans under this program were approximately $0.8 million. In fiscal 2006, 2005 and 2004, the Company was required to pay $0.6 million, $1.2 million and $0.8 million, respectively, to the lender under this program.

Additionally, Midas is due rental revenue in the amounts shown below under sublease agreements on leased properties and rental agreements on owned properties:

	Rental Revenue Due to Midas by Period (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Rental revenue commitments on leased properties	$128.1	$26.1	$36.8	$23.0	$42.2
Rental revenue commitments on owned properties	126.4	9.0	17.5	17.3	82.6

Total rental revenue commitments	$254.5	$35.1	$54.3	$40.3	$124.8

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

Valuation of Warranty Liabilities

Customers are provided a written warranty from Midas on certain Midas products purchased from Midas shops in North America, namely brake friction, mufflers, shocks and struts. The warranty will be honored at any Midas shop in North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties. The Company determines the estimated value of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim on a current cost basis. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions. An increase of one percentage point in the estimated percentage of warranted products likely to be redeemed in the U.S. would have the effect of changing Midas’ December 30, 2006 outstanding U.S. warranty liability by approximately $4.5 million. A change in the estimated current cost of warranty redemptions of one dollar would have the effect of changing Midas’ outstanding U.S. warranty liability by $1.6 million.

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

Pensions

The Company has non-contributory defined benefit pension plans covering certain of its employees. The Company’s funding policy for the U.S. plan is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Act of 1974, plus any additional amounts the Company may deem to be appropriate. The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which require that amounts recognized in the financial statements be determined on an actuarial basis. Under SFAS No. 158 the amount recorded as pension assets or liabilities is determined by comparing the projected benefit obligation (PBO) to the fair value of the plan assets. Amounts recognized in accumulated other comprehensive loss consist of unrecognized actuarial gains, losses, and prior service costs, net of tax. As of December 30, 2006, the $2.4 million prepaid pension cost, net of valuation reserves of approximately $2.9 million pertaining to the partial wind-up of the Canadian Salaried Pension Plan and the full wind-up of the Canadian Hourly Pension Plan, was recorded in the Company’s balance sheet as a $0.6 million prepaid asset and a $1.1 million accrued pension liability.

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

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred under SFAS No. 87 and is recognized to net periodic pension cost over a five-year period. See Note 9 of Notes to Financial Statements for a listing of the expected long-term rates used by year. The Company assumed a long-term rate of return on pension assets of 8.5% in both fiscal 2006 and 2005, and experienced gains on plan assets of $6.1 million in fiscal 2006 and $8.1 million in fiscal 2005.

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

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 30, 2006. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of December 30, 2006, the Company had recorded a valuation allowance of $0.6 million against certain state income tax net operating loss carryovers because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized.

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

Restricted stock grants include a “change in control” provision, which provides for cash redemption of unvested restricted stock in certain circumstances. Securities and Exchange Commission Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks”, requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such the Company presents the $2.3 million value of restricted stock as temporary equity on the consolidated balance sheet. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on Midas’ consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This requirement became effective for Midas for its December 30, 2006 year-end. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. The Company adopted SFAS 158 on December 30, 2006, which resulted in a $7.0 million reduction in other assets, a $2.8 million increase in deferred tax assets, a $0.2 million increase in other liabilities and a $4.4 million increase in accumulated other comprehensive loss. The adoption had no impact on the Company’s results of operations or cash flows.

Additionally, SFAS 158 requires an employer to measure the funded status of its plan as of the date of its year-end statement of financial position. This provision becomes effective for Midas for no later than December 28, 2008 fiscal year-end. The funded status of the majority of Midas’ pension plans is currently measured annually as of the 30th of September.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 on December 30, 2006, which resulted in a cumulative effect adjustment to its opening fiscal 2006 balance sheet. The adjustment included a $4.0 million increase in other liabilities, a $1.5 million increase in deferred income tax assets and a $2.5 million reduction in retained earnings. Those amounts represent the cumulative difference between recording rent expense on a straight-line basis versus the previous Midas policy of recording rent in accordance with the underlying lease terms. The adoption of SAB 108 also resulted in lowering the fourth quarter 2006 real estate cost of revenues by $0.6 million and selling, general and administrative expense by $0.2 million. Prior to the adoption of SAB 108, the Company determined that the potential impact of these items using the “rollover” method was immaterial to the prior years’ statements of operations and cash flow.

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

Expected Maturity Date	2007	2008	2009	There- after	Total	Fair Value
Long-term debt:
Revolving credit facility (variable rate)	$—	$—	$—	$61.1	$61.1	$61.1
Average interest rate				6.0%	6.0%

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for a three-year term. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of December 30, 2006, approximately $13.8 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction. As of December 30, 2006, the fair value of these instruments was a gain of approximately $0.1 million.

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

There were no changes in internal controls during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Management assessed the effectiveness of Midas’ internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Midas maintained effective internal control over financial reporting as of December 30, 2006.

Midas’ independent registered public accounting firm, KPMG LLP, has audited and issued their report on management’s assessment of Midas’ internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Midas, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Midas, Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Midas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Midas, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Midas, Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Midas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midas, Inc. as of fiscal year end 2006 and 2005, and the related statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2006, 2005 and 2004, and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

KPMG LLP

Chicago, Illinois

March 15, 2007

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers of the Registrant

Information with respect to those individuals who serve as executive officers of the Company is set forth below.

Name, Age and Position	Background and Experience
Alan D. Feldman (55) Chairman, President and Chief Executive Officer	Mr. Feldman joined Midas as President and Chief Executive Officer in January 2003 and was named Chairman of the Board of Directors in May 2006. From 1994 through 2002, Mr. Feldman held senior management posts at McDonald’s Corporation. His most recent positions were President and Chief Operating Officer of McDonald’s Americas and President of McDonald’s USA. From 1983 to 1994, Mr. Feldman held financial and operational posts with the Pizza Hut and Frito-Lay units of Pepsico. In 1993 he was named Senior Vice President, Business Strategy, and Chief Financial Officer of Pizza Hut, and he served as Senior Vice President of Operations for Pizza Hut from 1990 to 1993.

William M. Guzik (47) Executive Vice President and Chief Financial Officer	Mr. Guzik joined Midas in December 1999 and was named Senior Vice President and Chief Financial Officer in May 2001. He was named Executive Vice President of the Company in November 2006. From 1995 to 1999, Mr. Guzik served as Chief Financial Officer of Delray Farms, LLC, a start-up grocery retailer located in Chicago, Illinois. From 1993 to 1995, Mr. Guzik served as Vice President and Chief Financial Officer of JG Industries, Inc., a publicly-traded, diversified retailer. Prior to that, Mr. Guzik spent 11 years with Coopers & Lybrand, LLP.

Frederick W. Dow, Jr. (56) Senior Vice President and Chief Marketing Officer	Mr. Dow joined Midas in June 2003. From October 2001 to March 2003, Mr. Dow was Senior Vice President, Marketing Programs and Sales, for Burger King Corporation. From December 2000 to October 2001, Mr. Dow served as Senior Vice President, Brand Management and Marketing Programs, for West Group, a provider of e-information solutions to the legal market. From September 1995 to December 2000, Mr. Dow served as Vice President, Marketing Programs and Worldwide Advertising, for Northwest Airlines.

Name, Age and Position	Background and Experience
Alvin K. Marr (41) Senior Vice President, General Counsel & Secretary	Mr. Marr was named Senior Vice President, General Counsel and Secretary in March 2005. From 2001 to 2005, Mr. Marr served as Vice President, General Counsel and Secretary of Midas. Mr. Marr joined Midas in 1997 as Assistant General Counsel and Assistant Secretary. From 1990 to 1997, Mr. Marr practiced law with the firm of Holleb & Coff in Chicago, IL.

John A. Warzecha (58) Senior Vice President—Franchise Operations and Sales	Mr. Warzecha served as Vice President and General Manager of Midas’ company-operated shops from 1989 to 1993 and as Senior Vice President—U.S. Franchise Operations from 1993 to 1997. He joined Midas in 1973.

John E. Brisson, Jr. (42) Vice President—Finance and Planning	Mr. Brisson joined Midas in August 2001. He was named Vice President of Finance and Planning in February 2006. From 2004 to 2006, he served as Vice President of Financial Planning and Analysis and, from 2001 to 2004, he served as Director of Financial Planning and Analysis for the Company. From 1997 to 2001, Mr. Brisson served as Director of Planning for the automotive and major appliance divisions of Montgomery Ward & Co.

James M. Haeger, Jr. (42) Vice President— Controller	Mr. Haeger joined Midas in April 2001. He was named Vice President—Controller in February 2002. From 2000 to 2001, Mr. Haeger served in various financial positions for Valent Biosciences, a biotechnology subsidiary of Sumitomo Chemical. From 1991 to 2000, Mr. Haeger held various financial, operating and accounting positions with Abbott Laboratories. Prior to that, Mr. Haeger spent five years with KPMG LLP.

Additional information required by this item, which is set forth under the headings “Proposal 1: Election Of Directors,” “Meetings and Committees of the Board” and “Beneficial Ownership of Common Stock—Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement (the “2007 Proxy Statement”) for the Annual Meeting of Shareholders to be held on May 8, 2007, is incorporated herein by reference.

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

On May 17, 2006, Midas submitted its Section 303A Annual Written Affirmation to the New York Stock Exchange (“NYSE”), including the CEO certification regarding the Company’s compliance with the NYSE corporate governance listing standards, in accordance with the NYSE rules.

Item 11.	Executive Compensation

Information required by this item, which is set forth under the heading “Executive Compensation and Other Information” in the 2007 Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table gives information about Midas’ common stock that may be issued under the Company’s equity compensation plans as of December 30, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders [1,2]	919,367	$16.33	1,230,625
Equity compensation plans not approved by security holders [3,4]	698,000	9.80	441

Total	1,617,367	$13.51	1,231,066

1	Includes the Midas Stock Incentive Plan and the Midas Directors’ Deferred Compensation Plan.
2	The Midas Directors’ Deferred Compensation Plan was adopted in 2002. This plan provides non-officer directors the option of using their Board and Board Committee annual retainer and meeting attendance fees from the Company to purchase shares of the Company’s Common Stock, or of deferring receipt of such fees in the form of cash units and units representing shares of the Company’s Common Stock. The Plan provides for a 100,000 maximum aggregate number of shares. The Company’s intention is to use treasury shares for such purposes. No shares have been issued under this plan. All current fees and other compensation for directors are outlined in the 2007 Proxy Statement.
3	The Midas Treasury Stock Plan, adopted in 2002, authorizes the issuance of up to 400,000 shares of Midas common stock held in Treasury pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. As of December 30, 2006, only 441 shares under this plan remain available for issuance.
4	The Company issues non-qualified stock options to certain individuals in order to induce them to accept employment with the Company. Pursuant to the rules of the New York Stock Exchange, options issued under this program are not considered part of the Midas Stock Incentive Plan and are not deducted from the number of securities remaining available for future issuance. As of December 30, 2006, inducement options for a total of 594,000 shares were outstanding. These options have a ten-year term and vest over a period of five years commencing from the date of grant.

Information required by Item 403 of Regulation S-K, which is set forth under the heading “Beneficial Ownership of Common Stock” in the 2007 Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item, which is set forth under the headings, “Certain Relationships and Related Party Transactions” and “Election of Directors — Director Independence” in the 2007 Proxy Statement, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item, which is set forth under the heading “Principal Accounting Firm Fees” in the 2007 Proxy Statement, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See Index to Financial Statements on Page F-1.

2. Financial Statement Schedules

See Index to Financial Statements on Page F-1.

(b) Exhibits

Exhibit No.	Description
3(i).1	Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to Midas, Inc. Registration Statement on Form 10/A No. 3 (Post-Effective Amendment No. 1) (Commission File No. 1-13409) (the “Form 10”)).

3(i).2	Certificate of Amendment of the Certificate of Incorporation, dated December 30, 1997 (incorporated by reference to Exhibit 3(i).2 to the Form 10).

3(ii)	By-Laws (as amended December 31, 1997) (incorporated by reference to Exhibit 4.4 to Midas, Inc. Registration Statement on Form S-8 relating to its Retirement Savings Plans (Registration No. 333-44625) (the “RSP Form S-8”)).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the RSP Form S-8).

4.2	Rights Agreement, dated as of December 31, 1997, between Midas, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit 4.5 to the RSP Form S-8).

4.3	First Amendment to Rights Agreement, dated as of May 12, 1999, between Midas, Inc. and First Chicago Trust Company of New York (incorporated by reference to Exhibit to the Midas, Inc. Registration Statement on Form 10/A No. 4).

4.4	Warrant Agreement, dated as of March 27, 2003, by and among Midas, Inc. and the Warrant Holders named therein (incorporated by reference to Exhibit 4.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

4.5	Second Amendment to Rights Agreement, dated as of November 11, 2003, between Midas, Inc. and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit to 4.22 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003).

4.6	Third Amendment to Rights Agreement, dated as of November 9, 2004, between Midas, Inc. and EquiServe Trust Company, N.A. (incorporated by reference to Exhibit to 4.28 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

Exhibit No.	Description
10.1	Distribution and Indemnity Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Midas, Inc. Current Report on Form 8-K dated January 30, 1998 (the “Form 8-K”)).

10.2	Tax Sharing Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.2 to the Form 8-K).

10.9	Credit Agreement, dated as of October 27, 2005, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, National City Bank of the Midwest, as Syndication Agent, and LaSalle Bank National Association, as Documentation Agent (incorporated by reference to Exhibit to 4.30 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005).

10.10*	Amended and Restated Midas, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Midas, Inc. Current Report on Form 8-K filed on November 17, 2005).

10.11*	Form of Option Agreement for options issued under either the Stock Incentive Plan, the Treasury Stock Plan, or outside of the Stock Incentive Plan and Treasury Stock Plan (incorporated by reference to Exhibit 10.11 to Midas, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2005).

10.12*	Form of Restricted Stock Award (incorporated by reference to Exhibit 10.5 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 20, 1997 (File No. 01-13409)).

10.13*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Midas, Inc.’s Registration Statement on Form 10/A No.1 (Commission File No. 01-13409)).

10.14*	Form of Restricted Stock Agreement and promissory note (incorporated by reference to Exhibit 10.8 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 26, 1998).

10.16*	Form of Change in Control Agreement for executive officers participating in Midas, Inc Executive Stock Ownership Program (Mr. Warzecha) (incorporated by reference to Exhibit 10.11 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 29, 2001).

10.18*	Form of Retention Agreement with certain executive officers (Messrs. Guzik, Warzecha and Marr) (incorporated by reference to Exhibit 10.16 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.19*	Option Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.17 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.20*	Restricted Stock Award Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.18 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.21*	Employment Confirmation Letter with President and Chief Executive Officer (incorporated by reference to Exhibit 10.19 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.22*	Option Agreement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.20 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.23*	Restricted Stock Award Agreement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

Exhibit No.	Description
10.24*	Treasury Stock Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Treasury Stock Plan (Registration No. 333-89226).

10.25*	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Directors’ Deferred Compensation Plan (Registration No. 333-101559)).

10.27	Amendment to Agreement for Strategic Alliance and License Agreement dated as of March 14, 2003, by and between Midas International Corporation and Magneti Marelli Services S.p.A., which amends the Agreement for Strategic Alliance and License Agreement dated as of October 1, 1998, between Midas International Corporation and Magneti Marelli S.p.A. (incorporated by reference to Exhibit 10.25 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003).

10.28	Second Amendment to Agreement for Strategic Alliance and License Agreement, dated as of July 28, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A. (incorporated by reference to Exhibit to 10.26 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.29	Third Amendment to Agreement for Strategic Alliance and License Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A. (incorporated by reference to Exhibit to 10.27 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.30	Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Norauto S.A. relating to Agreement for Strategic Alliance between Midas International Corporation and Magneti Marelli Services S.p.A., as amended (incorporated by reference to Exhibit to 10.28 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.31*	Form of Restricted Stock Award Agreement for Restricted Stock Awards granted under the Stock Incentive Plan commencing in 2004 (incorporated by reference to Exhibit 10.29 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.32*	Form of Option Agreement for Supplemental Stock Options granted to certain executive officers (Mr. Feldman) under the Stock Incentive Plan commencing in 2004 (incorporated by reference to Exhibit 10.30 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.33*	Form of Restricted Stock Award Agreement for Supplemental Restricted Stock Awards granted to certain executive officers (Messrs. Dow, Guzik and Warzecha) under the Stock Incentive Plan commencing in 2004 (incorporated by reference to Exhibit 10.31 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.34*	Employment Confirmation Letter with Senior Vice President and Chief Marketing Officer (incorporated by reference to Exhibit 10.32 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.35*	Description of 2007 Incentive Compensation Plan.

10.36*	Summary of Employment Arrangements with Named Executive Officers (Messrs. Feldman, Guzik, Warzecha, and Dow) (incorporated by reference to Exhibit 10.34 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.37*	Summary of Directors Compensation (incorporated by reference to Exhibit 10.35 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

Exhibit No.	Description
10.41*	Form of Restricted Stock Award Agreement for Restricted Stock Awards granted under the Treasury Stock Plan commencing in 2005 (incorporated by reference to Exhibit to 10.39 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).

10.43	First Amendment to Credit Agreement dated as of October 27, 2005, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, National City Bank of the Midwest, as Syndication Agent, and LaSalle Bank National Association, as Documentation Agent (incorporated by reference to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.44	Second Amendment to Credit Agreement dated as of October 27, 2005, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, National City Bank of the Midwest, as Syndication Agent, and LaSalle Bank National Association, as Documentation Agent.

21	Subsidiaries of Midas, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

32.1	Section 1350 Certifications.

*	Management Compensatory Plan or Contract
+	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March, 2007.

MIDAS, INC.

By:	/s/ WILLIAM M. GUZIK
William M. Guzik Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the Registrant, this 15th day of March, 2007.

Signature	Title

/s/ ALAN D. FELDMAN Alan D. Feldman	Chairman, President, Chief Executive Officer and Director (principal executive officer)

/s/ WILLIAM M. GUZIK William M. Guzik	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ JAMES M. HAEGER, JR. James M. Haeger, Jr.	Vice President and Controller (principal accounting officer)

/s/ ROBERT R. SCHOEBERL Robert R. Schoeberl	Lead Director

/s/ THOMAS L. BINDLEY Thomas L. Bindley	Director

/s/ ARCHIE R. DYKES Archie R. Dykes	Director

/s/ JAROBIN GILBERT, JR. Jarobin Gilbert, Jr.	Director

/s/ DIANE L. ROUTSON Diane L. Routson	Director

MIDAS

Financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

    Midas, Inc.:

We have audited the accompanying consolidated balance sheets of Midas, Inc. (the “Company”) as of fiscal year end 2006 and 2005 and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2006, 2005, and 2004. These consolidated financial statements are the responsibility of Midas, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midas Inc. as of fiscal year end 2006 and 2005, and the results of operations and cash flows for fiscal years 2006, 2005, and 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the accompanying consolidated financial statements, effective December 30, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R),” and Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” and effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois

March 15, 2007

MIDAS

STATEMENTS OF OPERATIONS

(In millions, except for earnings per share)

Fiscal Year	2006	2005	2004
Sales and revenues:
Franchise royalties and license fees	$63.6	$64.5	$62.5
Real estate revenues	36.2	36.0	36.5
Company-operated shop retail sales	40.5	37.0	36.1
Replacement part sales and product royalties	32.4	51.7	59.7
Other	4.0	3.3	2.7

Total sales and revenues	176.7	192.5	197.5

Cost of sales and revenues:
Real estate cost of revenues	21.5	22.4	22.4
Company-operated shop cost of sales	9.7	8.7	7.6
Replacement part cost of sales	26.7	42.2	46.5
Warranty expense	4.4	6.1	7.0
Business transformation charges (inventory related)	0.2	5.2	0.4

Total cost of sales and revenues	62.5	84.6	83.9

Gross profit	114.2	107.9	113.6
Selling, general, and administrative expenses	87.4	91.0	92.8
Gain on sale of assets, net	(3.4)	(2.8)	(0.6)
Business transformation charges	3.1	7.1	0.8

Operating income	27.1	12.6	20.6

Interest expense	(9.0)	(10.0)	(12.7)
Loss on early extinguishment of debt	—	(0.3)	(4.7)
Other income, net	1.2	0.9	0.4

Income before income taxes	19.3	3.2	3.6

Income tax expense (benefit)	8.8	1.0	(0.5)

Net income	$10.5	$2.2	$4.1

Earnings per share:
Basic	$0.69	$0.14	$0.26

Diluted	$0.67	$0.13	$0.26

Average number of shares:
Common shares outstanding	15.1	15.7	15.4
Common stock warrants	0.1	0.1	0.2

Shares applicable to basic earnings	15.2	15.8	15.6
Equivalent shares on outstanding stock awards	0.4	0.7	0.6

Shares applicable to diluted earnings	15.6	16.5	16.2

See accompanying notes to financial statements.

MIDAS

BALANCE SHEETS

(In millions, except per share data)

Fiscal Year End	2006	2005
Assets:
Current assets:
Cash and cash equivalents	$2.4	$1.4
Receivables, net	28.7	33.5
Inventories	3.1	6.8
Deferred income taxes	7.6	9.1
Prepaid assets	3.3	3.3
Other current assets	4.3	3.2

Total current assets	49.4	57.3
Property and equipment, net	99.4	104.6
Goodwill and other intangible assets, net	1.5	—
Deferred income taxes	57.2	59.5
Other assets	8.9	17.8

Total assets	$216.4	$239.2

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$2.0	$1.9
Current portion of accrued warranty	4.6	4.7
Accounts payable	15.9	13.6
Accrued expenses	21.5	27.0

Total current liabilities	44.0	47.2
Long-term debt	61.1	65.0
Obligations under capital leases	3.0	4.1
Finance lease obligation	33.9	35.9
Accrued warranty	28.8	30.7
Other liabilities	8.3	6.8

Total liabilities	179.1	189.7

Temporary equity:
Non-vested restricted stock subject to redemption	2.3	—

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares and 17.7 million shares issued) and paid-in capital	10.3	15.6
Treasury stock, at cost (2.7 million shares and 2.0 million shares)	(57.8)	(45.0)
Retained income	89.1	81.1
Accumulated other comprehensive loss	(6.6)	(2.2)

Total shareholders’ equity	35.0	49.5

Total liabilities and shareholders’ equity	$216.4	$239.2

See accompanying notes to financial statements.

MIDAS

STATEMENTS OF CASH FLOWS

(In millions)

Fiscal Year	2006	2005	2004
Cash flows from operating activities:
Net income	$10.5	$2.2	$4.1
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	9.1	10.1	11.7
Stock based compensation	3.5	1.4	1.4
Amortization of financing fees and change in debt swap valuation	0.6	0.8	2.5
Business transformation charges (inventory related)	0.2	5.2	0.4
Business transformation charges	3.1	7.1	0.8
Loss on early extinguishment of debt	—	0.3	4.7
Deferred income taxes	7.9	2.6	0.7
Gain on sale of fixed assets	(3.4)	(2.8)	(0.6)
Cash outlays for business transformation costs	(5.8)	(5.8)	(8.2)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions:
Receivables	2.9	(1.4)	4.2
Inventories	3.4	0.2	2.9
Accounts payable	0.5	0.5	1.7
Accrued expenses	0.7	(3.9)	(10.4)
Other	(4.9)	(2.7)	3.7

Total changes in assets and liabilities	2.6	(7.3)	2.1

Net cash provided by operating activities	28.3	13.8	19.6

Cash flows from investing activities:
Capital investments	(3.9)	(3.4)	(2.1)
Cash paid for acquired business	(1.8)	—	(0.4)
Proceeds from sales of assets	1.8	9.9	1.1

Net cash provided by (used in) investing activities	(3.9)	6.5	(1.4)

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	(3.9)	68.9	16.8
Retirement of long-term debt	—	(65.0)	(94.1)
Borrowing under new debt agreements	—	—	60.0
Principal payments on long-term debt	—	(7.9)	(7.8)
Payments for debt financing fees	—	(0.4)	(2.1)
Increase (decrease) in outstanding checks	1.8	(3.0)	1.1
Payment of principal obligations under capital leases	(1.1)	(1.0)	(1.1)
Payment of principal obligations under finance lease	(0.9)	(0.8)	(0.7)
Cash received for common stock	2.3	4.8	3.6
Cash paid for treasury shares	(21.6)	(15.4)	(0.4)

Net cash used in financing activities	(23.4)	(19.8)	(24.7)

Net change in cash and cash equivalents	1.0	0.5	(6.5)
Cash and cash equivalents at beginning of period	1.4	0.9	7.4

Cash and cash equivalents at end of period.	$2.4	$1.4	$0.9

See accompanying notes to financial statements.

M IDAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Income	Compre- hensive Income	Accumulated Other Compre- hensive Loss
	Shares	Amount	Shares	Amount
Fiscal year end 2003	17.5	$23.8	(2.2)	$(49.6)	$(1.3)	$74.8		$(11.6)
Restricted stock awards	—	0.2	0.1	2.1	(2.3)	—	$—	—
Purchase of treasury shares	—	—	—	(0.4)	—	—	—	—
Stock option transactions (a)	—	(2.6)	0.3	6.8	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	(0.1)	0.1	—	—	—
Exercise of stock warrants	0.1	—	—	—	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	1.3	—	—	—
Net income	—	—	—	—	—	4.1	4.1	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	1.0	1.0
—minimum pension liability	—	—	—	—	—	—	2.4	2.4
—gain on derivative financial instruments, net of tax	—	—	—	—	—	—	0.2	0.2

Comprehensive income	—	—	—	—	—	—	$7.7	—

Fiscal year end 2004	17.6	21.4	(1.8)	(41.2)	(2.2)	78.9		(8.0)
Restricted stock awards	—	(0.1)	0.2	3.7	(3.6)	—	$—	—
Tax effect of restricted stock vesting	—	0.4	—	—	—	—	—	—
Purchase of treasury shares	—	—	(0.7)	(15.4)	—	—	—	—
Stock option transactions (a)	—	(1.9)	0.3	8.0	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	(0.1)	0.1	—	—	—
Exercise of stock warrants	0.1	—	—	—	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	1.5	—	—	—
Net income	—	—	—	—	—	2.2	2.2	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	0.4	0.4
—minimum pension liability	—	—	—	—	—	—	5.6	5.6
—loss on derivative financial instruments, net of tax	—	—	—	—	—	—	(0.2)	(0.2)

Comprehensive income	—	—	—	—	—	—	$8.0	—

Fiscal year end 2005	17.7	19.8	(2.0)	(45.0)	(4.2)	81.1		(2.2)
Adjustment to initially apply SAB 108, net of tax (b)	—	—	—	—	—	(2.5)	$—	—
Reclassify remaining deferred compensation (b)	—	(4.2)	—	—	4.2	—	—	—
Restricted stock awards	—	(4.8)	0.2	4.8	—	—	—	—
Tax effect of restricted stock vesting	—	(0.3)	—	—	—	—	—	—
Purchase of treasury shares	—	—	(1.1)	(21.6)	—	—	—	—
Stock option transactions	—	(1.5)	0.2	4.1	—	—	—	—
Stock based compensation	—	3.5	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	0.1	—	(0.1)	—	—	—	—
Non-vested restricted stock subject to redemption (c)	—	(2.3)	—	—	—	—	—	—
Adjustment to initially apply FASB Statement no. 158, net of tax (b)	—	—	—	—	—	—	—	(4.4)
Net income	—	—	—	—	—	10.5	10.5	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	(0.1)	(0.1)
—gain on derivative financial instruments, net of tax	—	—	—	—	—	—	0.1	0.1

Comprehensive income	—	—	—	—	—	—	$10.5	—

Fiscal year end 2006	17.7	$10.3	(2.7)	$(57.8)	$—	$89.1		$(6.6)

(a)	Common stock includes tax benefit from stock option exercises of $1.3 million and $0.6 million in 2005 and 2004, respectively.
(b)	See Note 1 Summary of Significant Accounting Policies Impact of New Accounting Standards.
(c)	See Note 10 Stock-Based Compensation and Other Equity Instruments Restricted Stock.

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

Certain reclassifications have been made to the previously reported fiscal 2005 and fiscal 2004 financial statements in order to provide consistency with the fiscal 2006 results. These reclassifications did not affect previously reported income before income taxes, net income or earnings per share.

Fiscal Periods

Fiscal year 2006 ended on December 30, 2006 and consisted of 52 weeks. Fiscal year 2005 ended on December 31, 2005 and consisted of 52 weeks. Fiscal year 2004 ended on January 1, 2005 and consisted of 52 weeks.

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

Fair Value of Financial Instruments

Midas’ financial instruments include cash and cash equivalents, receivables, accounts payable, and long-term debt. In fiscal 2006 and 2005, there was no public market for Midas’ long-term debt. The carrying amounts of the other financial assets and liabilities approximate their fair values because of the short maturities of those instruments.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Inventory Valuation

Inventories are valued at the lower of cost or net realizable value. Inventory cost is determined using the weighted-average cost method, which approximates the first-in, first-out method. Additionally, the Company periodically evaluates the carrying value of its inventory to assess the proper valuation. This includes having adequate allowances to cover losses in the normal course of operations, providing for excess and obsolete inventory, and ensuring that inventory is valued at the lower of cost or market. In performing this evaluation the Company considers historical data such as actual loss experience, past and projected usage, and actual margins generated from sales of its products.

During fiscal years 2006, 2005 and 2004, the Company sold and liquidated inventory in connection with the implementation of its ongoing business transformation. The Company recorded charges in fiscal years 2006, 2005 and 2004 to write-down certain inventories to their net realizable value as a result of the Company’s exit from exhaust manufacturing and distribution, the outsourcing of the Company’s wholesale parts distribution operation and the closing of company-operated shops. In assessing the net realizable value of the inventory that was to be sold and liquidated, the Company considered original cost, past and projected usage, independent third party appraisals and offers made by potential buyers.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 30, 2006. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

Carrying Value of Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company conducts tests for impairment of goodwill annually or more frequently if circumstances indicate that an asset might be impaired. An impairment loss is recognized to the extent that an asset’s carrying amount exceeds its fair value.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

In fiscal 2006, an impairment of approximately $0.1 million was recorded in connection with the closure of six company-operated shops. In fiscal 2005, the Company recorded a $1.1 million charge to reflect the impairment of certain long-lived assets related to the manufacturing and distribution of exhaust. These assets have been liquidated. In fiscal 2004, the Company determined that impairment existed with respect to long-lived assets used in company-operated shops. As a result, the Company recorded an impairment charge to operating expense of $0.2 million and reduced long-lived assets.

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

Revenues derived from franchise fees, which represented approximately 0.8%, 0.3% and 0.5% of franchising revenues in fiscal 2006, 2005 and 2004, respectively, are recognized when the franchised shop opens and after certain contractual obligations have been met. Costs related to securing initial franchise agreements and performing the required services under such agreements are charged to expense as incurred. Franchise renewal fees are recognized when the renewal period commences.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Annual warranty activity is summarized as follows (in millions):

Fiscal Year	2006	2005	2004
Accrued warranty expense at beginning of period	$35.4	$37.0	$39.0
Warranty expense	4.4	6.1	7.0
Changes in foreign currency exchange rate	—	0.2	0.5
Warranty credit issued to franchisees (warranty claims paid)	(6.4)	(7.9)	(9.5)

Accrued warranty expense at end of period	33.4	35.4	37.0
Less current portion	4.6	4.7	4.9

Accrued warranty—non-current	$28.8	$30.7	$32.1

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25 (in millions):

	For the year ended fiscal December 2006
	As Reported	Under APB No. 25
Statement of Operations:
Operating income	$27.1	$29.3
Income before income taxes	19.3	21.5
Net income	10.5	11.6

Earnings per share:
Basic	$0.69	$0.77
Diluted	0.67	0.75

Balance Sheet:
Non-vested restricted stock subject to redemption	2.3	—
Common stock and paid-in capital	10.3	18.0
Unamortized restricted stock awards	—	(7.4)

The Company did not record an excess tax benefit in fiscal 2006; therefore, there is no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows. Under the Modified Prospective Application method, contra-equity accounts related to unearned or deferred compensation for awards previously accounted for pursuant to APB 25 are eliminated against paid-in capital.

Results for fiscal 2005 or fiscal 2004 have not been restated. Had compensation expense for employee stock options granted under the stock option plan been determined based on a fair-value method at the grant date consistent with SFAS No. 123R, the Company’s net income and earnings per share for fiscal 2005 and fiscal 2004 would have been reduced to the pro forma amounts indicated below (in millions):

	2005	2004
Net income
As reported	$2.2	$4.1
Plus: stock-based compensation expense included in reported net income, net of taxes	0.9	0.9
Less: fair value impact of employee stock compensation, net of taxes	(2.2)	(2.1)

Pro forma	$0.9	$2.9

Basic earnings per share
As reported	$0.14	$0.26
Pro forma	0.06	0.18

Diluted earnings per share
As reported	$0.13	$0.26
Pro forma	0.05	0.18

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) Per Share

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

Fiscal Year	2006	2005	2004
Weighted-average common shares outstanding	15.1	15.7	15.4
Common stock warrants	0.1	0.1	0.2

Shares applicable to basic earnings	15.2	15.8	15.6
Effect of dilutive stock awards	0.4	0.7	0.6

Shares applicable to diluted earnings	15.6	16.5	16.2

Potential common share equivalents:
Stock options	1.3	1.3	1.6

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

Restricted stock grants include a “change in control” provision, which provides for cash redemption of unvested restricted stock in certain circumstances. Securities and Exchange Commission Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks”, requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such the Company presents the $2.3 million value of restricted stock as temporary equity on the consolidated balance sheet. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on Midas’ consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (SFAS 158). SFAS 158 requires an employer to recognize the funded status of each of its defined pension and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. This requirement became effective for Midas for its December 30, 2006 year-end. The provisions of SFAS 158 are to be applied on a prospective basis; therefore, prior periods presented will not be restated. The Company adopted SFAS 158 on December 30, 2006, which resulted in a $7.0 million reduction in other assets, a $2.8 million increase in deferred tax assets, a $0.2 million increase in other liabilities and a $4.4 million increase in accumulated other comprehensive loss. The adoption had no impact on the Company’s results of operations or cash flows.

The incremental impact of applying SFAS 158 on line items in the Consolidated Balance Sheet as of December 30, 2006 was as follows:

	Before Application	Increase (Decrease)	After Application
Other assets	$15.9	$(7.0)	$8.9
Deferred income tax asset	54.4	2.8	57.2
Other liabilities	8.1	0.2	8.3
Accumulated other comprehensive loss	(2.2)	(4.4)	(6.6)
Total shareholders’ equity	39.4	(4.4)	35.0

Additionally, SFAS 158 requires an employer to measure the funded status of its plan as of the date of its year-end statement of financial position. This provision becomes effective for Midas for no later than December 28, 2008 fiscal year-end. The funded status of the majority of Midas’ pension plans is currently measured annually as of the 30th of September.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 on December 30, 2006, which resulted in a cumulative effect adjustment to its opening fiscal 2006 balance sheet. The adjustment included a $4.2 million increase in other

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

liabilities, a $1.5 million increase in deferred income tax assets, a $2.5 million reduction in retained earnings and a $0.2 million increase in long term assets. Those amounts represent the cumulative difference between recording rent expense on a straight-line basis versus the previous Midas policy of recording rent in accordance with the underlying lease terms. The adoption of SAB 108 also resulted in lowering the fourth quarter 2006 real estate cost of revenues by $0.6 million and selling, general and administrative expense by $0.2 million. Prior to the adoption of SAB 108, the Company determined that the potential impact of these items using the “rollover” method was immaterial to the prior year’s statements of operations and cash flow.

(2) Business Transformation Charges

The Company is in the process of transforming its business. As part of the Company’s business transformation, the Company has developed and implemented strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. From fiscal 2002 through 2006, these initiatives have included the closure and re-franchising of certain company-operated shops, the redesign of the Company’s wholesale parts distribution network, exiting the exhaust manufacturing and distribution business and the reduction of administrative expenses related to former operating activities.

In connection with Midas’ ongoing retail transformation, the Company recently developed a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image during 2006 and 2007, the Company is offering to provide a subsidy of up to $2,600 per shop. As a result, Midas management expects that the implementation of this program will result in additional business transformation costs during fiscal 2007. Midas believes the total charges for franchised shops will be approximately $4 million.

The implementation of these business transformation initiatives has had the effect of substantially lowering overall Company revenues and expenses in fiscal 2006 compared to historical periods. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses. The charges recorded in connection with the Company’s business transformation process in fiscal years 2006, 2005 and 2004 are summarized in the following tables (in millions):

Business transformation charges by strategic initiative

Fiscal Year	2006	2005	2004
Exit from exhaust manufacturing	$(0.2)	$12.2	$—
Retail image update	1.6	—	—
Redesign of the wholesale distribution network	—	0.1	1.1
Rationalization of company-operated shops	1.9	—	0.1

Total business transformation charges	$3.3	$12.3	$1.2

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Business transformation charges by activity

Fiscal Year	2006	2005	2004
Inventory related	$0.2	$5.2	$0.4
Retail image update	1.6	—	—
Non-recoverable lease costs	1.5	—	—
Accounts receivable write-down	—	0.8	—
Asset write-off and impairment	0.1	1.1	—
Severance and other separation costs	(0.1)	4.7	(0.1)
Warehouse and other closure costs	—	0.3	—
Pension asset write-down	(0.1)	0.1	0.8
Other costs	0.1	0.1	0.1

Total business transformation charges	$3.3	$12.3	$1.2

Inventory related charges are reflected in the statements of operations as a component of cost of sales and revenues. All other costs are shown as expenses under the heading “Business transformation charges.” Non-recoverable lease costs are estimated based on gross lease expense and amounts management believes will be recovered from sublease income or the disposition of leases.

The fiscal 2005 severance and other separation costs reflect the separation of 198 employees, none of which were actively employed by the Company as of December 30, 2006.

The activity affecting the accrual for business transformation charges from fiscal year end 2004 through fiscal year end 2006 is as follows (shown in millions):

	Retail Image Update	Exit from Exhaust Manufacturing	Rationalization of Company- Operated Shops	Redesign of Wholesale Distribution Network	Administrative Costs, Severance and Other Costs	Total
Fiscal year end 2004	$—	$—	$1.9	$1.0	$2.1	$5.0
Business transformation charges	—	12.2	—	0.1	—	12.3
Cash payments	—	(3.0)	(0.4)	(0.8)	(1.6)	(5.8)
Non-cash utilization (a)	—	—	(1.2)	0.5	(0.4)	(1.1)
Non-cash business transformation charges	—	(6.0)	—	(0.1)	—	(6.1)

Fiscal year end 2005	—	3.2	0.3	0.7	0.1	4.3
Business transformation charges	1.6	(0.2)	1.9	—	—	3.3
Cash payments	(1.6)	(3.1)	(0.3)	(0.7)	(0.1)	(5.8)
Non-cash utilization (a)	—	—	(1.5)	—	0.1	(1.4)
Non-cash business transformation charges	—	0.1	(0.3)	—	—	(0.2)

Fiscal year end 2006	$—	$—	$0.1	$—	$0.1	$0.2

(a)	Rationalization of company-operated shops non-cash utilization of $1.2 million and $1.5 million in 2005 and 2006 respectively represents transfer of non-recoverable lease cost accruals to long term property reserves.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Each business transformation initiative and its related costs are described in more detail below (in millions):

Retail Image Update

In connection with Midas’ ongoing retail transformation described above, the Company has developed a major update to the Company’s shop image. The new image program was based on extensive customer research and incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into maintenance services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. In order to encourage dealer acceptance of the new image program, the Company is offering an incentive program to Midas dealers, which includes financial and project management assistance. As of the end of fiscal 2006, the new image had been rolled out to approximately 165 shops. By the end of fiscal 2007, the Company expects that a majority of Midas shops throughout North America will have adopted the new shop image.

During fiscal 2006, the Company recorded business transformation charges of $1.6 million in connection with the Company’s partial funding of the retail image update for Midas dealers and company-operated shops.

Exit from Exhaust Manufacturing Business

In fiscal 2004, the Company announced its intention to sell its IPC exhaust distribution business and exit exhaust manufacturing. In May 2005, the Company entered into new exhaust supply arrangements with its vendors, which allowed the Company to exit its unprofitable exhaust manufacturing and distribution business. As a result of these agreements, Midas ceased production at its Hartford, Wisconsin exhaust manufacturing plant during the third quarter of fiscal 2005. Midas continued to operate its exhaust distribution warehouse in Chicago, Illinois during the first quarter of 2006 in order to provide Midas brand exhaust products to certain Midas dealers prior to their final conversion to the new exhaust supply program. During the first quarter of fiscal 2006, all remaining exhaust inventory and equipment was sold and liquidated and the Chicago exhaust distribution warehouse was closed.

In March 2005, as a result of its decision to exit the exhaust manufacturing and distribution business, the Company sold its Huth exhaust equipment manufacturing business. The Company also sold its Chicago distribution center in late March 2005 and leased it back through March 2006. The Company is seeking a buyer for its Hartford manufacturing facility.

In connection with Midas’ exit from exhaust manufacturing and distribution, the Company recorded a credit to business transformation charges of $0.2 million during fiscal 2006 to reflect better than expected recovery on the disposition of exhaust distribution facility assets and final adjustment of severance accruals. The Company recorded charges totaling $12.2 million during fiscal 2005. These charges included inventory related charges of $5.2 million primarily to reduce its exhaust inventory, including raw materials, to its expected net realizable value, $4.7 million for severance for exhaust manufacturing and distribution employees, $1.1 million to reflect the impairment and abandonment of exhaust-related fixed assets, $0.8 million to reflect a lower expected collection rate on receivables related to the exhaust business, $0.3 million of charges pertaining to the wind down of warehouse operations, and $0.1 million in other restructuring costs.

Rationalization of Company-Operated Shops

During fiscal 2006, the Company closed six under-performing company-operated shops, all of which were located in Florida. These six shops generated annual sales that were well below the typical Midas shop, resulting

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

in significant operating losses over the past several years. In connection with the December 2006 closure of these shops, the Company recorded charges of $1.9 million in fiscal 2006. These charges were comprised of $1.5 million in projected non-recoverable lease costs, $0.2 million inventory write-down, $0.1 million to write off disposed assets and $0.1 million of severance and other costs related to the closures. In fiscal 2004, the Company incurred charges of $0.1 million as a result of additional obligations associated with shops closed or re-franchised in 2003.

The Company will continue to evaluate all company-operated shop locations and may re-franchise additional owned locations where it is determined that the Company’s return on investment objectives are best achieved through re-franchising instead of ownership.

Redesign of the Wholesale Distribution Network

From its inception through fiscal 2003, the Company operated a wholesale auto parts distribution network focused on serving the weekly replenishment requirements of Midas shops. By the close of 2002, the wholesale parts distribution operations was losing money, driven by declining sales and high operating costs. Thus, during fiscal 2003, Midas closed its traditional wholesale parts distribution operations and outsourced the distribution of parts to AutoZone, Inc. in the U.S. and Uni-Select Inc. in Canada. As a result, the Company recorded charges of $70.6 million in fiscal 2003.

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

No charges were recorded during fiscal 2006 in connection with the redesign of the Company’s wholesale distribution network.

(3) Debt Agreements

On March 16, 2004, the Company entered into a three-year, $115 million credit facility to refinance its existing credit facility. The facility was secured by substantially all of the assets of the Company. On November 5, 2004, the Company amended its March 2004 credit agreement to reduce the required principal amortization. The amendment also eased the Company’s restrictions on capital expenditures, allowed for stock repurchases and dividend payments, and reduced the interest rate by 50 basis points.

On October 27, 2005, the Company entered into a five-year, unsecured $110 million revolving credit facility that reduced interest rates, eliminated scheduled principal payments and significantly increased the Company’s capacity to make treasury stock repurchases and dividend payments. The credit facility was initially expandable to $140 million at the Company’s discretion with lender approval. Interest on the revolving loan was initially payable monthly at LIBOR plus 2.0%. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth.

On September 15, 2006, the Company amended its $110 million October 2005 revolving credit facility. The amended facility is now expandable to $165 million at the Company’s discretion with lender approval. As a

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

result of the amendment, the Company’s borrowing cost was reduced by 50 basis points. Currently, the interest rate on the Company’s revolving loan borrowings is priced at LIBOR plus 1.25%. In addition, the amendment eliminated restrictions on treasury stock repurchases, dividends and acquisitions.

As of December 30, 2006, a total of $61.1 million was outstanding under the revolving credit facility. As of December 31, 2005, a total of $65.0 million was outstanding under the revolving credit facility.

In April 2004, the Company entered into an interest rate swap arrangement to convert $40 million in senior bank debt from a floating rate to a fixed rate by locking-in LIBOR at 2.76% for a three-year term. The outstanding amount of the swap is reduced by $2.5 million each quarter until the end of the three-year term. As of December 30, 2006, approximately $13.8 million of this interest rate swap remained outstanding. In November 2005, an additional $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period with no scheduled reduction.

The April 2004 swap arrangement has been designated as a cash flow hedge and was evaluated to be ineffective subsequent to the Company’s October 2005 refinancing. As a result, the change in the fair value is reflected on the statement of operations as interest expense. The November 2005 swap arrangement has been designated as a cash flow hedge and was evaluated to be highly effective. As a result, the change in the fair value is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of December 30, 2006, the fair value of these instruments was a gain of approximately $0.1 million.

(4) Supplemental Balance Sheet, Cash Flow and Shareholders Equity Information

Receivables

Receivables are stated net of allowance for doubtful accounts. Allowance for doubtful accounts consisted of (in millions):

Fiscal Year End	2006	2005	2004
Allowance for doubtful accounts at beginning of year	$3.9	$4.4	$13.1
Additions charged to bad debts	2.0	1.9	1.7
Additions charged to business transformation charges	—	0.5	0.4
Write-downs charged against allowance	(1.7)	(2.9)	(10.8)

Allowance for doubtful accounts at end of year	$4.2	$3.9	$4.4

The current portion of notes receivable is included in net receivables and the long term portion is included in other assets. Notes receivable consisted of (in millions):

Fiscal Year End	2006	2005
Current portion	$3.4	$3.0
Long term portion	6.9	8.1

Notes receivable	$10.3	$11.1

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are comprised of finished goods, net of reserves. Inventory reserves consisted of (in millions):

Fiscal Year End	2006	2005	2004
Inventory reserves at beginning of year	$3.2	$2.7	$7.4
Additions charged to cost of sales	0.1	1.4	0.4
Additions charged to business transformation charges	—	2.5	—
Write-downs charged against reserves	(2.6)	(3.4)	(5.1)

Inventory reserves at end of year	$0.7	$3.2	$2.7

Property and Equipment

Property and equipment consisted of the following (in millions):

Fiscal Year End	2006	2005
Land	$42.4	$42.1
Buildings and improvements	103.7	103.2
Machinery and equipment	14.0	17.5
Computer hardware	23.0	25.5
Computer software	33.7	33.2

Total property and equipment	216.8	221.5
Accumulated depreciation and amortization	(117.4)	(116.9)

Property and equipment, net	$99.4	$104.6

In fiscal 2005, the Company recorded a $1.1 million charge to reflect the impairment of certain long-lived assets related to the manufacturing and distribution of exhaust. These assets have been liquidated.

The company recorded depreciation expense of $9.0 million, $10.0 million, and $11.7 million in fiscal 2006, 2005 and 2004 respectively. Depreciation expense is included in cost of sales and revenues and selling, general and administrative expenses in the Statement of Operations.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in millions):

Fiscal Year End	2006	2005
Goodwill	$1.0	$—
Other	0.6	—

Total intangible assets	1.6	—
Accumulated amortization	(0.1)	—

Goodwill and other intangible assets, net	$1.5	$—

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accrued Expenses

Accrued expenses consisted of the following (in millions):

Fiscal Year End	2006	2005
Advertising	$6.9	$6.7
Salaries and wages	2.7	3.0
Taxes other than income taxes	2.7	2.8
Deferred gains / revenue	1.2	3.3
Business transformation charges (current portion)	0.2	4.3
Insurance reserves (current portion)	1.8	2.0
Property reserves (current portion)	0.9	0.9
Straight line rent (current portion)	0.8	—
Sales return allowance	—	0.1
Other	4.3	3.9

Accrued expenses	$21.5	$27.0

Self-insurance Reserves

Self-insurance reserves consisted of (in millions):

Fiscal Year End	2006	2005	2004
Self-insurance reserves at beginning of year	$2.6	$3.4	$6.4
Additions charged to insurance expense	0.8	1.8	0.4
Claims paid and charged against reserves	(1.7)	(2.6)	(3.4)

Self-insurance reserves at end of year	$1.7	$2.6	$3.4

Supplemental Cash Flow Information

Net cash flow from operating activities includes cash payments for interest and income taxes as follows (in millions):

Fiscal Year	2006	2005	2004
Interest paid	$8.3	$8.5	$9.7
Income taxes paid, net of tax refunds	0.9	1.0	(0.4)

Supplemental Shareholders’ Equity Information

Accumulated other comprehensive loss consisted of the following (in millions):

Fiscal Year	2006	2005	2004
Foreign currency translation	$(2.3)	$(2.1)	$(2.5)
Minimum pension liability, net of tax	—	—	(5.7)
Unrecognized prior service cost and actuarial loss, net of taxes	(4.4)	—	—
Gain (loss) on derivative financial instruments, net of tax	0.1	(0.1)	0.2

Comprehensive loss	$(6.6)	$(2.2)	$(8.0)

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(5) Advertising

Under the terms of its franchise agreements, Midas is obligated to spend an amount equal to one-half of the royalty payments received from franchisees for advertising expenditures. Amounts received from franchisees for advertising are recorded as liabilities until disbursed. Midas also administers cooperative advertising programs under which amounts received from franchisees are recorded as liabilities until they are disbursed. Aggregate expenditures under these programs by Midas’ North American operations amounted to $53.0 million, $53.7 million, and $52.0 million in fiscal 2006, 2005, and 2004, respectively.

Midas also incurs certain advertising costs that are included in selling, general and administrative expenses, which amounted to $3.9 million, $3.3 million, and $3.3 million in fiscal 2006, 2005, and 2004, respectively.

(6) Income Taxes

Income tax expense (benefit) consisted of the following (in millions):

Fiscal Year	2006	2005	2004
Current:
U.S. Federal	$—	$(0.1)	$0.1
Non-U.S.	0.7	0.9	(0.8)
U.S. state and local	0.2	0.4	(0.5)

Total current	0.9	1.2	(1.2)

Deferred:
U.S. Federal	6.0	0.1	(1.0)
Non-U.S.	0.8	(0.3)	0.8
U.S. state and local	1.1	—	0.9

Total deferred	7.9	(0.2)	0.7

Total income tax expense (benefit)	$8.8	$1.0	$(0.5)

The items which gave rise to differences between the income taxes in the statements of operations and the income taxes computed at the U.S. statutory rate are summarized as follows:

Fiscal Year	2006	2005	2004
Income tax expense (benefit) computed at U.S. statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of U.S. Federal income tax effects	3.7	4.8	4.3
Non-U.S. effective tax rate differential	0.1	(0.2)	(0.3)
Foreign withholding taxes	—	—	15.7
State tax refunds	—	—	(8.3)
Foreign tax refunds	(1.4)	(2.6)	—
Settlement of taxes on European sale	—	—	(58.5)
Non-deductible expenses	6.1	3.6	3.1
Increase (decrease) in valuation allowance	(1.5)	9.1	8.8
Reversal of tax contingency	—	(16.5)	—
Revaluation of deferred tax asset for rate change and utilization	1.1	—	—
Other items	2.7	(0.9)	(13.3)

Effective income tax rate	45.8%	32.3%	(13.5)%

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s effective tax rate for fiscal 2006 was 45.8%, which reflects an increase from the company’s statutory tax rate of 39.0% primarily as a result of incremental non-deductible expenses and a deemed dividend from the Canadian operations. In the third quarter of fiscal 2006, the Company corrected an error in the fiscal 2004 and 2005 income tax expense. The $0.9 million adjustment was made in the third quarter of fiscal 2006 because the impact on the financial statements was not material. Because the Company has a significant net operating loss carryforward, this correction to the calculation of income tax expense for prior periods does not affect the amount of cash income taxes the Company will pay for fiscal 2006.

Pretax income from non-U.S. operations amounted to a $1.8 million in fiscal 2006, a $0.6 million loss in fiscal 2005, and a $0.9 million loss in fiscal 2004. As of December 31, 2005, the non-U.S. operations had no accumulated earnings and profits. However, the non-U.S. operations had current earnings and profits in 2006. As such, the Company has recognized U.S. taxes on the deemed remitted earnings (dividend) of its non-U.S. operations.

Deferred income taxes are created by “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as reported under income tax regulations. Deferred tax assets and liabilities consisted of (in millions):

Fiscal Year End	2006	2005
Deferred tax assets attributable to:
Business transformation accruals	$1.9	$4.0
Employee benefits and vacation accruals	1.6	0.9
Long term property reserves	1.1	1.1
Goodwill	4.6	5.0
Net operating loss and tax credits	41.2	46.7
Warranty reserve	12.8	13.6
Other items	4.6	4.4

Total deferred tax assets	67.8	75.7
Valuation allowance	(0.6)	(1.3)

Net deferred tax asset	67.2	74.4

Deferred tax liabilities attributable to:
Depreciation and amortization	(2.2)	(2.6)
Pension plan expense	(0.2)	(3.1)
Other items	—	(0.1)

Total deferred tax liabilities	(2.4)	(5.8)

Net deferred tax assets	$64.8	$68.6

Net deferred tax assets included in:
Current assets	$7.6	$9.1
Non-current assets	57.2	59.5

Net deferred tax assets	$64.8	$68.6

As of December 30, 2006 and December 31, 2005, the Company had recorded valuation allowances of $0.6 million and $1.3 million, respectively, against certain state income tax net operating loss carryovers because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. The Company believes that it is more likely than not that the results of future operations will generate

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

sufficient taxable income to realize the U.S. and Canadian deferred tax assets. In addition, the company has a tax contingency reserve of $1.2 million recorded in other liabilities. The reserve relates mainly to tax positions taken in prior year’s income tax returns that may be challenged upon audit.

As of December 30, 2006, the Company has net operating loss carryforwards of approximately $100 million available to offset future taxable income for federal and Canadian income tax purposes. The Company also has tax credits of approximately $1.9 million available to offset future federal income taxes. The net operating loss carryforwards expire between 2023 and 2024 while the tax credits expire between 2011 and 2015.

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

Worldwide shops in operation as of fiscal year end consisted of (unaudited):

Fiscal Year End	2006	2005	2004
Franchised and licensed	2,504	2,541	2,562
Company-operated	66	69	73

Total	2,570	2,610	2,635

(8) Leases

Control of the real estate used by Midas shops is a fundamental strength of the Midas program. Midas employs a number of methods to ensure continued dedication of the real estate to the Midas program. Midas leases real estate that is subleased to franchisees and owns real estate in the U.S. and Canada that is leased to franchisees. Midas has also entered into contingent operating lease agreements that are described below. At fiscal year end 2006, approximately 82% of real estate associated with North American Midas shops was controlled by Midas, using one of these methods.

Leased Real Estate and Equipment

Gross rent expense applicable to operating leases relates to rentals of shops, distribution facilities, corporate administration facilities and other miscellaneous items. Gross rent expense, the sublease rental income from franchisees and other third parties that reduced gross rent expense, and the resulting net rent expense (income) for fiscal 2006, 2005 and 2004 are presented below (in millions):

Fiscal Year	2006	2005	2004
Gross rent expense	$27.4	$29.9	$29.5
Sublease rental income	27.9	27.6	28.3

Net rent expense (income)	$(0.5)	$2.3	$1.2

Substantially all of Midas’ operating leases provide that Midas pay taxes, maintenance, insurance, and certain other operating expenses. The subleases with franchisees contain provisions for Midas to recover such

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

costs. Real estate rental expenses in 2005 and 2004 were recognized as incurred on a monthly basis in accordance with underlying property lease terms, which approximates the straight-line method. In fiscal 2006, real estate expenses were recognized using the straight-line method.

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

Minimum Annual Rental Payments

At fiscal year end 2006, annual minimum rental payments due under capital, finance and operating leases that have initial or remaining non-cancelable terms in excess of one year, along with sublease rental income on real estate due under non-cancelable subleases were as follows (in millions):

	Capital Leases	Finance Leases	Operating Leases	Sublease Rentals	Total
2007	$1.4	$4.6	$27.5	$(26.1)	$7.4
2008	1.0	4.5	22.5	(20.8)	7.2
2009	0.6	4.5	15.7	(16.0)	4.8
2010	0.4	4.5	12.5	(12.7)	4.7
2011	0.4	4.5	10.0	(10.3)	4.6
Thereafter	1.7	47.3	32.4	(42.2)	39.2

Total minimum lease payments	5.5	69.9	$120.6	$(128.1)	$67.9

Less imputed interest	1.4	35.1

Present value of minimum lease payments	4.1	34.8
Less current portion	1.1	0.9

Obligations under capital and finance lease obligations—noncurrent	$3.0	$33.9

At fiscal year end 2006 and 2005, the net book value of property under capital leases included in the balance sheets amounted to $2.4 million and $3.1 million, respectively. At fiscal year end 2006 and 2005, the net book value of property under finance leases included in the balance sheets amounted to $26.4 million and $27.4 million, respectively.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Real Estate Owned by Midas and Leased to Franchisees

Midas owns real estate located in various communities throughout the United States and Canada that is leased to franchisees under operating lease agreements. Substantially all leases are for initial terms of 20 years and provide for minimum and contingent rentals.

Real estate leased to franchisees and included in the balance sheets consisted of (in millions):

Fiscal Year End	2006	2005
Land	$24.8	$25.5
Buildings and improvements	51.9	51.9

Total property and equipment	76.7	77.4
Accumulated depreciation	(34.1)	(32.4)

Property and equipment, net	$42.6	$45.0

Rental revenue on owned real estate for fiscal 2006 was $9.8 million, compared to $10.1 million in fiscal 2005 and $10.2 million in fiscal 2004. Minimum future lease payments to be received are as follows (in millions):

2007	$9.0
2008	8.8
2009	8.7
2010	8.7
2011	8.6
Thereafter	82.6

Total	$126.4

Contingent Operating Lease Agreements

Midas has entered into contingent operating lease agreements covering real estate that is leased by U.S. and Canadian franchisees from parties that are directly or indirectly related to the franchisees. At December 30, 2006, 72 Midas shops were covered by these contingent operating lease agreements, under which Midas could be required, under certain limited circumstances, to begin making rental payments with respect to individual shop locations. The average annual shop rental is $61 thousand with an average remaining term of approximately eight years.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds, and government securities. The cost of these plans is being funded currently.

Net periodic pension cost for fiscal 2006, 2005 and 2005 are presented in the following table (in millions):

Fiscal Year	2006	2005	2004
Service cost-benefits	$1.4	$1.2	$1.2
Interest cost on projected benefit obligation	3.2	3.3	3.3
Expected return on assets	(4.8)	(4.8)	(4.8)
Net amortization and deferral	0.4	0.5	0.8

Total net periodic cost	$0.2	$0.2	$0.5

The principal economic assumptions used in the determination of net periodic pension cost included the following:

Fiscal Year	2006	2005	2004
Discount rate	5.75%	5.50%	6.00%
Expected long-term rate of return on plan assets	8.5%	8.5%	8.5%
Rate of increase in compensation levels	3.5%	3.5%	4.0%

The Company believes the assumed long-term rate of return on pension plan assets is appropriate given the Company’s target long-term asset allocation. The Company believes its target asset allocation is appropriate given the expected timing and amount of expenses for the plan. The Company’s target asset allocation and actual asset allocation for fiscal 2006 and fiscal 2005 were as follows:

Fiscal Year	Target	2006	2005
Large cap domestic equity securities	30%	33%	35%
Mid cap domestic equity securities	10	9	10
Small cap domestic equity securities	15	12	11
International equity securities	15	15	15
Domestic fixed income	30	31	29

Total	100%	100%	100%

The following table presents estimated future benefits payments over the next 10 years, including expected future service, as appropriate (in millions):

Fiscal Year
2007	$5.4
2008	3.8
2009	3.1
2010	3.2
2011	3.2
2012 – 2016	18.0

Estimated payments in fiscal 2007 include special payouts associated with the 2001 and 2003 partial wind-ups of the Company’s Canadian pension plans.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The changes in the projected benefit obligations for fiscal 2006 and fiscal 2005 were as follows (in millions):

Fiscal Year	2006	2005
Benefit obligations as of the beginning of the year	$60.3	$56.4
Change in foreign currency exchange rates	—	0.2
Service cost	1.4	1.2
Interest cost	3.2	3.3
Actuarial (gain) loss	(2.1)	2.7
Benefits paid and plan expenses	(3.7)	(3.5)

Benefit obligations as of the end of the year	$59.1	$60.3

The changes in the fair market value of the plan assets for fiscal 2006 and fiscal 2005 were as follows (in millions):

Fiscal Year	2006	2005
Fair value of assets as of the beginning of the year	$61.6	$56.4
Change in foreign currency exchange rates	—	0.4
Actual return on plan assets	6.0	8.1
Employer contributions	0.2	0.2
Partial wind down distribution	(2.6)	—
Benefits paid and plan expenses	(3.7)	(3.5)

Fair value of assets as of the end of the year	$61.5	$61.6

Pension costs are funded in amounts not less than minimum levels required by regulation. The following table reconciles the pension plans’ funded status to the amounts recognized in Midas’ balance sheets as of fiscal year end 2006 and 2005 (in millions):

Fiscal Year	2006	2005
Actuarial present value of projected benefit obligation (measured as of September 30)	$(59.1)	$(60.3)
Plan assets at fair market value (measured as of September 30)	61.5	61.6

Plan assets in excess of benefit obligation	2.4	1.3
Unrecognized net asset at transition	—	(0.2)
Unrecognized prior service costs	—	0.3
Unrecognized net loss	—	9.1

Prepaid pension cost	$2.4	$10.5

Amounts recognized in accumulated other comprehensive loss as of fiscal 2006 and fiscal 2005 were as follows (in millions):

Fiscal Year	2006	2005
Net actuarial loss	$8.0	$—
Prior service costs	0.2	—

Total recognized before tax	$8.2	$—

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The principal economic assumptions used in determining the above benefit obligations were discount rates of 5.75% in fiscal 2006 and 5.5% in fiscal 2005, and rates of increase in future compensation levels of 3.5% in fiscal 2006 and 2005.

As of December 30, 2006, the $2.4 million prepaid pension cost, net of valuation reserves of approximately $2.9 million pertaining to the partial wind-up of the Canadian Salaried Pension Plan and the full wind-up of the Canadian Hourly Pension Plan, was recorded in the Company’s balance sheet as an $0.6 million prepaid pension asset and a $1.1 million accrued pension liability.

Defined Contribution Plans

Substantially all U.S. salaried employees, certain U.S. hourly employees, and certain Canadian employees participate in voluntary, contributory defined contribution plans to which Midas makes full or partial matching contributions. Midas’ matching contributions to these plans amounted to $1.0 million, $1.0 million, and $0.8 million in fiscal 2006, 2005 and 2004, respectively. Midas incurred costs to maintain the non-qualified plans of approximately $30 thousand in fiscal 2006, 2005 and 2004.

Multi-employer Pension Plan

Midas historically participated in a multi-employer pension plan, which provides benefits to unionized employees at Midas’ former exhaust manufacturing operation in Hartford, WI. Amounts contributed to this plan totaled $165 thousand in fiscal 2006 and approximately $100 thousand in 2005 and 2004. No further payments are required.

(10) Stock-Based Compensation and Other Equity Instruments

In fiscal 2006, the Company adopted the provisions of SFAS No. 123R when accounting for stock compensation expense. As a result, the Company recorded $2.2 million in incremental stock compensation expense during fiscal 2006. These expenses were charged to selling, general and administrative expense. In addition, the Company reclassified the remaining deferred compensation of restricted stock awards of approximately $4.2 million to common stock and paid-in capital. This reclassification did not impact total shareholders’ equity.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest over a period of three to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as December 30, 2006:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2003	2,058,171	$6.77–$34.66	$11.77
Granted	327,650	18.65–19.01	18.66
Exercised	(298,884)	7.20–17.50	12.04
Cancelled and forfeited	(40,900)	8.09–21.88	15.82

Outstanding at fiscal year end 2004	2,046,037	6.77–34.66	12.76
Granted	107,000	22.17–23.99	22.20
Exercised	(349,989)	8.09–18.65	13.75
Cancelled and forfeited	(57,900)	8.09–18.65	12.80

Outstanding at fiscal year end 2005	1,745,148	6.77–34.66	13.13
Granted	98,000	21.74–21.74	21.74
Exercised	(186,429)	7.20–18.65	14.04
Cancelled and forfeited	(39,352)	8.09–22.17	14.89

Outstanding at fiscal year end 2006	1,617,367	6.77–34.66	13.51	6.0	$9.6

Exercisable at fiscal year end 2006	871,837	6.77–34.66	12.66	4.9	$4.3

Additional information pertaining to option activity during fiscal 2006, 2005 and 2004 was as follows (in millions):

	2006	2005	2004
Weighted average grant-date fair value of:
Stock options granted	$0.9	$0.9	$3.4
Stock options exercised	1.2	2.3	1.8
Stock options vested	1.3	1.5	1.3

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of the options granted in fiscal 2006, 2005 and 2004 was $9.04, $8.76 and $10.28, respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2006	2005	2004
Risk-free interest rate	5.02%	3.80%	4.14%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	29.78%	33.00%	44.82%
Expected life in years	6.50	6.00	7.48

As of December 30, 2006, there was $3.8 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 3.1 years.

Restricted Stock

From time to time the Company grants shares of restricted stock to certain of its officers and directors. This restricted stock generally vests at the five or seven year anniversary, with provision for accelerated vesting given the occurrence of certain pre-defined events. The fair value of these grants is equal to the stock price at the date of the grant. Activity for restricted shares for the prior three years, including the non-vested restricted shares outstanding and the weighted average grant-date fair value of those restricted shares is shown in the table below:

	Number of Restricted Shares	Weighted Average Grant- Date Fair Value
Non-vested balance at fiscal year end 2003	207,500	$7.31
Granted	91,500	18.66
Vested	(68,750)	7.29
Forfeited	—	—

Non-vested balance at fiscal year end 2004	230,250	11.83
Granted	164,000	22.20
Vested	(95,340)	10.51
Forfeited	(5,499)	20.89

Non-vested balance at fiscal year end 2005	293,411	17.88
Granted	218,500	21.74
Vested	(10,250)	9.10
Forfeited	(6,333)	21.43

Non-vested balance at fiscal year end 2006	495,328	19.72

As of December 30, 2006 there was $7.4 million of unamortized restricted stock compensation of which $5.1 million was included in paid-in capital and $2.3 million was included in non-vested restricted stock subject to redemption. The $7.4 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 4.7 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of unvested restricted stock in certain circumstances. Securities and Exchange Commission Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks”, requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $2.3 million value of unvested restricted stock as temporary equity on the consolidated balance sheet. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of December 30, 2006, a total of 52,593 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

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

(12) Contingencies

In connection with the 1998 disposition of certain U.S. company-operated shops, franchisees entered into a series of financing agreements with a third party lender. If the franchisees fail to make required payments, Midas is contingently liable for a portion of the losses that would be incurred by the lender. As of December 30, 2006, the total outstanding loans under this program were approximately $0.8 million. In fiscal 2006, 2005 and 2004, the Company was required to pay $0.6 million, $1.2 million and $0.8 million, respectively, to the lender under this program.

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

No Midas customer accounted for more than 10% of the Company’s total sales and revenues in fiscal 2006 or fiscal 2005.

The following tables present financial information for each of the principal geographic areas in which the Company operates. Sales and revenues are attributed to geographic areas based on the location of customers.

	Sales and Revenues
Fiscal Year	2006	2005	2004
	(in millions)
North American Operations:
U.S.	$149.6	$161.6	$167.8
Canada	17.2	21.4	20.7

Total North America	166.8	183.0	188.5
International Operations	9.9	9.5	9.0

Total	$176.7	$192.5	$197.5

	Identifiable Assets
Fiscal Year End	2006	2005	2004
	(in millions)
North American Operations:
U.S.	$197.7	$225.4	$241.3
Canada	18.0	13.1	10.5

Total North America	215.7	238.5	251.8
International Operations	0.7	0.7	0.2

Total	$216.4	$239.2	$252.0

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(14) Selected Quarterly Financial Data (Unaudited)

Each quarter presented in the following table contains 13 weeks.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions, except per share data)
Fiscal 2006
Sales and revenues	$42.6	$45.1	$45.3	$43.7	$176.7
Cost of sales and revenues	15.6	16.2	15.9	14.6	62.3
Business transformation charges (inventory related)	—	—	—	0.2	0.2

Gross profit	27.0	28.9	29.4	28.9	114.2
Selling, general and administrative expenses	22.2	22.2	21.4	21.6	87.4
Gain on sale of assets, net	(3.4)	—	—	—	(3.4)
Business transformation charges	0.1	0.4	0.4	2.2	3.1

Operating income	8.1	6.3	7.6	5.1	27.1
Interest expense	(2.2)	(2.3)	(2.3)	(2.2)	(9.0)
Other income, net	0.3	0.2	0.3	0.4	1.2

Income before taxes	6.2	4.2	5.6	3.3	19.3
Income tax expense	2.4	1.6	3.2	1.6	8.8

Net income	$3.8	$2.6	$2.4	$1.7	$10.5

Earnings per share—diluted	$0.24	$0.17	$0.16	$0.11	$0.67

Fiscal 2005
Sales and revenues	$49.5	$50.3	$48.7	$44.0	$192.5
Cost of sales and revenues	21.2	20.9	19.6	17.7	79.4
Business transformation charges (inventory related)	—	4.1	—	1.1	5.2

Gross profit	28.3	25.3	29.1	25.2	107.9
Selling, general and administrative expenses	22.5	23.0	22.9	22.6	91.0
Gain on sale of assets, net	(0.8)	(1.1)	(0.1)	(0.8)	(2.8)
Business transformation charges	0.1	5.4	1.5	0.1	7.1

Operating income (loss)	6.5	(2.0)	4.8	3.3	12.6
Interest expense	(2.5)	(2.5)	(2.4)	(2.6)	(10.0)
Loss on early extinguishment of debt	—	—	—	(0.3)	(0.3)
Other income, net	0.3	0.3	—	0.3	0.9

Income (loss) before taxes	4.3	(4.2)	2.4	0.7	3.2
Income tax expense (benefit)	1.7	(1.7)	0.9	0.1	1.0

Net income (loss)	$2.6	$(2.5)	$1.5	$0.6	$2.2

Earnings (loss) per share—diluted	$0.16	$(0.16)	$0.09	$0.04	$0.13

The sum of earnings per share for the quarters may not equal the full year amount in each year due to the impact of changes in the average shares outstanding.

Midas has historically experienced the greatest demand for its services in the second and third quarters of the fiscal year. The seasonality is due to increased driving miles during the summer months, as well as more

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

severe weather in the winter months in certain parts of North America, which can make it more difficult for customers to travel to Midas shops to obtain services. In fiscal 2006 and 2005, the second and third quarters accounted for approximately 51% of annual sales and revenues.

Excluding the effects of unusual items such as gains on asset sales and business transformation charges, the second and third quarters of fiscal 2006 represented 55% of the Company’s annual net income. In fiscal 2005, 61% of the Company’s annual net income, excluding unusual items, was derived from the second and third quarters. The Company expects the seasonality of its quarterly earnings will continue.

Certain factors other than seasonality have impacted the Company’s quarterly net income and earnings per share and these are discussed in greater detail below.

Quarterly Variations—Fiscal 2006

During the first quarter of fiscal 2006, the Company recorded a $3.4 million gain on sale of assets. This included the recognition of the remaining $1.8 million deferred gain from the March 2005 sale of the Company’s Chicago warehouse, and a $1.6 million gain on the sale of equipment liquidated in connection with the Company’s exit from exhaust manufacturing. In the second quarter of 2006 the Company incurred $1.5 million of expenses associated with the 50th anniversary dealer convention. During the first three quarters of fiscal 2006, the Company recorded business transformation charges of $0.9 million primarily in connection with the Company’s partial funding of the rollout of a new shop image for Midas shops. In the fourth quarter the Company recorded business transformation charges of $0.5 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas shops and $1.9 million pertaining to the closure of six Company-operated shops in Florida. In the fourth quarter of 2006 the Company adopted Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” and began accounting for operating leases on a straight line basis. As a result, in the fourth quarter the Company recognized a $0.6 million reduction of cost of sales and revenues and a $0.2 million reduction of selling, general and administrative expenses. The Company recorded an increase in income tax expense in the third quarter due to the correction of an error in fiscal 2004 and 2005 income tax expense.

Quarterly Variations—Fiscal 2005

Sales and revenues declined 9.6% from the third to the fourth quarters of fiscal 2005 due to the Company’s exit from the exhaust manufacturing business. Business transformation charges of $12.3 million during fiscal 2005 pertained primarily to the Company’s exit from the exhaust manufacturing business. During the first quarter of 2005 the Company recorded a gain on sale of $0.8 million reflecting the sale of the Company’s Huth exhaust equipment manufacturing operation. During the third quarter of 2005 the Company recorded a loss on disposition of exhaust manufacturing equipment assets of $0.7 million. In March of 2005 the Company sold the Chicago distribution facility for a gain of $4.5 and entered into a leaseback arrangement which allowed the company to continue to use the facility during the wind-down of operations. The company recognized gains of $1.1 million, $0.8 million and $0.8 million in the second, third and fourth quarters, respectively, related to this distribution facility. In October of fiscal 2005 the Company entered into a new five-year unsecured $110 million revolving credit facility. The refinancing resulted in a loss on early extinguishment of debt of approximately $0.3 million in the fourth quarter of fiscal 2005 due to the write-off of approximately $0.8 million in unamortized financing fees, which was partially offset by the recognition of a $0.5 million gain related to the Company’s April 2004 interest rate swap.