Form 10-Q
period 2007-03-31
MIDAS INC
filed 2007-05-10
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of May 1, 2007 was 14,776,468.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal March
	2007	2006
	(13 weeks)	(13 weeks)
Sales and revenues:
Franchise royalties and license fees	$14.7	$15.2
Real estate revenues	9.0	9.1
Company-operated shop retail sales	9.5	9.5
Replacement part sales and product royalties	7.4	7.8
Other	1.1	1.0

Total sales and revenues	41.7	42.6

Cost of sales and revenues:
Real estate cost of revenues	5.5	5.6
Company-operated shop cost of sales	2.3	2.2
Replacement part cost of sales	5.9	6.2
Warranty expense	1.1	1.3
Other cost of sales	0.3	0.3

Total cost of sales and revenues	15.1	15.6

Gross profit	26.6	27.0
Selling, general, and administrative expenses	20.3	22.2
Gain on sale of assets	—	(3.4)
Business transformation charges	0.5	0.1

Operating income	5.8	8.1
Interest expense	(2.2)	(2.2)
Other income, net	0.1	0.3

Income before income taxes	3.7	6.2
Income tax expense	1.5	2.4

Net income	$2.2	$3.8

Earnings per share:
Basic	$0.15	$0.25

Diluted	$0.14	$0.24

Average number of shares:
Common shares outstanding	14.4	15.3
Common stock warrants	0.1	0.1

Shares applicable to basic earnings	14.5	15.4
Equivalent shares on outstanding stock awards	0.5	0.4

Shares applicable to diluted earnings	15.0	15.8

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	Fiscal March 2007	Fiscal December 2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1.6	$2.4
Receivables, net	28.7	28.7
Inventories	2.8	3.1
Deferred income taxes	7.0	7.6
Prepaid assets	4.5	3.3
Other current assets	2.8	4.3

Total current assets	47.4	49.4
Property and equipment, net	96.8	99.4
Goodwill and other intangible assets, net	1.9	1.5
Deferred income taxes	55.0	57.2
Other assets	9.5	8.9

Total assets	$210.6	$216.4

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$2.0	$2.0
Accounts payable	10.1	15.9
Current portion of accrued warranty	4.6	4.6
Accrued expenses	21.8	21.5

Total current liabilities	38.5	44.0
Long-term debt	67.0	61.1
Obligations under capital leases	2.7	3.0
Finance lease obligation	33.7	33.9
Accrued warranty	28.7	28.8
Other liabilities	5.5	8.3

Total liabilities	176.1	179.1

Temporary equity:
Non-vested restricted stock subject to redemption	3.0	2.3

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	10.6	10.3
Treasury stock, at cost (3.0 million shares and 2.7 million shares)	(63.9)	(57.8)
Retained income	91.3	89.1
Accumulated other comprehensive loss	(6.5)	(6.6)

Total shareholders’ equity	31.5	35.0

Total liabilities and shareholders’ equity	$210.6	$216.4

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the quarter ended fiscal March
	2007	2006
Cash flows from operating activities:
Net income	$2.2	$3.8
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	2.3	2.2
Stock based compensation	1.2	0.7
Amortization of financing fees and change in interest rate swap valuation	0.1	0.1
Business transformation charges	0.5	0.1
Gain on sale of assets	—	(3.4)
Deferred income taxes	1.5	1.9
Cash outlays for business transformation costs	(1.5)	(1.9)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	(3.0)	6.0

Net cash provided by operating activities	3.3	9.5

Cash flows from investing activities:
Capital investments	(0.4)	(0.7)
Cash paid for acquired businesses	(0.3)	(0.1)
Proceeds from sales of assets	0.7	1.1

Net cash provided by investing activities	—	0.3

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	5.9	(4.6)
Payment of principal obligations under capital leases	(0.3)	(0.3)
Payment of principal obligations under finance lease	(0.2)	(0.3)
Decrease in outstanding checks	(3.5)	(2.0)
Cash received for common stock	1.0	1.2
Cash paid for treasury shares	(7.0)	(4.0)

Net cash used in financing activities	(4.1)	(10.0)

Net change in cash and cash equivalents	(0.8)	(0.2)
Cash and cash equivalents at beginning of period	2.4	1.4

Cash and cash equivalents at end of period	$1.6	$1.2

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained Income	Compre- hensive Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount
Fiscal year end 2006	17.7	$10.3	(2.7)	$(57.8)	$89.1		$(6.6)
Purchase of treasury shares	—	—	(0.3)	(7.0)	—		—
Stock option transactions	—	(0.2)	—	0.9	—		—
Stock option expense	—	0.5	—	—	—		—
Net income	—	—	—	—	2.2	$2.2	—
Other comprehensive income
— foreign currency translation	—	—	—	—	—	0.2	0.2
— loss on derivative financial instruments, net of tax	—	—	—	—	—	(0.1)	(0.1)

Comprehensive income	—	—	—	—	—	$2.3	—

Fiscal first quarter end 2007	17.7	$10.6	(3.0)	$(63.9)	$91.3		$(6.5)

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended December 30, 2006. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended March 31, 2007 (“first quarter fiscal 2007”) and April 1, 2006 (“first quarter fiscal 2006”) and of its financial position as of March 31, 2007. All such adjustments are of a normal recurring nature. The results of operations for the first quarter of fiscal 2007 and 2006 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended March 31, 2007 and April 1, 2006 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2006 financial statements in order to provide consistency with the fiscal 2007 results. These reclassifications did not affect previously reported income before income taxes, net income or earnings per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal March
	2007	2006
Weighted-average common shares outstanding	14.4	15.3
Common stock warrants	0.1	0.1

Shares applicable to basic earnings	14.5	15.4
Effect of dilutive stock awards	0.5	0.4

Shares applicable to diluted earnings	15.0	15.8

Potential common share equivalents:
Stock options	1.2	1.4

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the quarter ended fiscal March
	2007	2006
Interest paid	$2.0	$2.1
Income taxes paid	0.2	0.3

The acquisition of certain company-operated shops resulted in non-cash reductions of accounts receivable of approximately $0.1 million and $0.2 million during the first three months of fiscal 2007 and 2006, respectively.

3. Inventories

Inventories were composed of finished goods in both the quarter ended March 31, 2007 and the year ended December 30, 2006.

4. Business Transformation Activities

In fiscal 2006, the Company launched a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image, the Company has agreed to fund certain planning, development, material and installation costs expected to average approximately $2,600 per shop. The Company also expects to pay the full cost of the image upgrade for its company-operated shops as well as certain shops being transitioned between owners.

As a result, the Company recorded charges of $1.6 million during fiscal 2006 related to this program, and Midas management expects that it will result in additional business transformation costs during fiscal 2007 including $0.4 million recorded in the first quarter of 2007. Midas believes the total charges for franchised shops will be approximately $4 million over the life of the program.

In addition, the Company recorded business transformation charges during the first quarter of fiscal 2007 of approximately $0.3 million related to the early termination of the Company’s supply agreement with AutoZone which was partially offset by a credit of $0.2 million to adjust the reserve for non-recoverable lease costs pertaining to the closure of six company-operated shops in 2006.

5. Debt Agreements

On October 27, 2005, the Company entered into a five-year, unsecured $110 million revolving credit facility. On September 15, 2006, the Company amended this revolving credit facility. The amended facility is expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum net worth. Currently, the interest rate on the Company’s revolving loan borrowings is priced at LIBOR plus 1.25%.

As of March 31, 2007, a total of $67.0 million was outstanding under the revolving credit facility. As of December 30, 2006, a total of $61.1 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $67.0 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of March 31, 2007, the fair value of these instruments was a loss of approximately $0.1 million.

6. Pension Plans

Certain Midas employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried and hourly corporate employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees’ average annual compensation during the five years preceding retirement. Plan assets are invested primarily in common stocks, corporate bonds, and government securities. The Company does not expect to make material contributions to the various plans in fiscal 2007.

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal March
	2007	2006
Service cost—benefits	$0.3	$0.3
Interest cost on projected benefit obligation	0.7	0.7
Expected return on assets	(1.1)	(1.1)
Net amortization and deferral	0.1	0.2

Total net periodic pension cost	$—	$0.1

7. Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123R (SFAS 123R) and now records an expense for outstanding unvested stock option awards based on the grant-date fair value of those awards. The fair value of stock option awards has been determined using the Black-Scholes option pricing model and the Modified Prospective Application method of adoption as allowed under SFAS 123R.

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest over a period of three to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of March 31, 2007:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2006	1,617,367	$6.77– $34.66	$13.51
Exercised	(41,415)	8.09– 22.00	15.17

Outstanding at March 31, 2007	1,575,952	6.77– 34.66	13.47	5.8	$10.9

Exercisable at March 31, 2007	938,142	6.77– 34.66	11.92	5.0	$6.0

No stock options were granted by the Company in the first quarter of fiscal 2007 or 2006. Additional information pertaining to option activity during the first quarter of fiscal 2007 and 2006 was as follows (in millions):

	For the quarter ended fiscal March
Weighted average grant-date fair value of:	2007	2006

Stock options exercised	$0.3	$0.6
Stock options vested	0.3	0.4

As of March 31, 2007, there was $3.6 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock

From time to time the Company grants shares of restricted stock to certain of its officers and directors. This restricted stock generally vests at the five or seven year anniversary, with provisions for accelerated vesting upon the occurrence of certain pre-determined events. The fair value of these grants is equal to the stock price on the date of the grant. As of both March 31, 2007 and December 30, 2006 there were 495,328 non-vested restricted shares outstanding with weighted average grant-date fair value of $19.72 per share.

For restricted shares granted in 2006, the fair value of each award was the stock price on the date of grant. The derived service period was calculated using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant.

As of March 31, 2007, there was $6.7 million of unamortized restricted stock compensation of which $9.7 million was included as a reduction to paid-in capital and $3.0 million was included in non-vested restricted stock subject to redemption. The $6.7 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 3.2 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of unvested restricted stock in certain circumstances. Securities and Exchange Commission Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks”, requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $3.0 million value of unvested restricted stock as temporary equity on the consolidated balance sheet. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of March 31, 2007 a total of 52,593 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

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

Year-to-date warranty activity through the first three months of fiscal 2007 is summarized as follows (in millions):

Accrued warranty at beginning of period	$33.4
Warranty expense	1.1
Warranty credit issued to franchisees (warranty claims paid)	(1.2)

Accrued warranty at end of period	33.3
Less current portion	(4.6)

Accrued warranty—non-current	$28.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

During fiscal 2003, Midas developed and began to implement a plan to dramatically restructure the Company’s operations and re-direct the Company’s strategic focus towards the Midas retail system. This plan was intended to transform the Company by improving profitability, enhancing the competitive position of the Midas retail system, strengthening the Company’s balance sheet and reducing future capital requirements. A major component of this strategy was the elimination of unprofitable manufacturing and distribution operations. Midas concluded these activities when it closed its last automotive exhaust distribution facility in Chicago in the first quarter of 2006.

During the first quarter of fiscal 2006, all remaining exhaust inventory and equipment were sold and liquidated and the Chicago exhaust distribution warehouse was closed. The Company’s vacant Hartford, WI factory is the one asset that remains from the former exhaust manufacturing and distribution operation. Midas is currently seeking buyers for this facility and expects to ultimately record a gain upon the sale of this facility.

Also in fiscal 2006, the company launched a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image, the Company has agreed to fund certain planning, development, material and installation costs expected to average approximately $2,600 per shop. The Company also expects to pay the full cost of the image upgrade for its company-operated shops as well as certain shops being transitioned between owners. The Company recorded charges of $1.6 million during fiscal 2006 related to this program, and Midas management expects that it will result in additional business transformation costs during fiscal 2007 including $0.4 million recorded in the first quarter of 2007. Midas believes the total charges for franchised shops will be approximately $4 million over the life of the program.

With the Company’s business transformation essentially complete, Midas management is focused on building shareholder value through the profitable growth of the Company. The first priority is building shareholder value through the profitable growth of the Midas retail system in North America. This includes both comparable shop sales growth at existing Midas locations and growth in overall shop count. In addition, Midas management believes that the Company’s brand name and system management expertise can be leveraged to generate incremental royalty revenue through growth of the Midas system around the world. This includes possible expansion into China, which management believes is positioned to become the world’s largest automotive market. Because the Company’s franchising business model generates substantial operating cash flow with relatively low ongoing capital investment requirements, the future growth of the Midas retail system does not necessarily depend upon the Company making significant capital investments or adding significant additional corporate overhead. Midas management also believes that it can create shareholder value by efficiently allocating capital towards complementary franchising business acquisitions and repurchasing the Company’s stock.

First Quarter Fiscal 2007 Compared with First Quarter Fiscal 2006

The following is a summary of the Company’s sales and revenues for the first quarter of fiscal 2007 and 2006: ($ in millions)

	2007	Percent to Total	2006	Percent to Total
Franchise royalties and license fees	$14.7	35.3%	$15.2	35.7%
Real estate revenues	9.0	21.6	9.1	21.4
Company-operated shop retail sales	9.5	22.8	9.5	22.3
Replacement part sales and product royalties	7.4	17.7	7.8	18.3
Other	1.1	2.6	1.0	2.3

Total sales and revenues	$41.7	100.0%	$42.6	100.0%

Total sales and revenues for the first quarter of fiscal 2007 decreased $0.9 million, or 2.1%, from the first quarter of fiscal 2006 to $41.7 million. Within the retail auto service business, royalty revenues and license fees decreased $0.5 million, or 3.3%, from fiscal 2006. This decrease was primarily driven by a slight reduction in international royalties paid by Norauto, as well as a decline in the number of North American shops compared to the same period in the prior fiscal year. Comparable shop sales in North America were approximately flat to the prior year. Sales from company-operated shops were $9.5 million in both fiscal 2007 and 2006 as a comparable shop sales increase of 2.7% was offset by a net reduction in the number of company-operated shops due to re-franchising activity and 2006 shop closures. Revenues from real estate leases declined slightly to $9.0 million as higher revenues from scheduled rent increases were offset by the net reduction in the number of shops subject to real estate rental agreements.

Replacement part sales and product royalties decreased from $7.8 million to $7.4 million in the first quarter of fiscal 2007. In the first quarter of fiscal 2006 the Company recorded the final $1.4 million of sales from the exhaust distribution business. This decline in exhaust revenue was partially offset by increased sales of tires, batteries, oil and shop equipment to Midas dealers. Other revenue increased $0.1 million reflecting continued growth in the Company’s RO Writer software revenue.

The Company’s gross profit margin increased to 63.8% of sales in the first quarter of fiscal 2007 from 63.4% in fiscal 2006. The year-over-year improvement in gross margin primarily reflects a decline in warranty expense of $0.2 million to $1.1 million, or 2.6% of total sales for fiscal 2007, compared to $1.3 million, or 3.1% of total sales in fiscal 2006. The decline in warranty expense is the result of reductions in the warranty redemption and reimbursement rates for brakes and exhaust, as well as lower retail sales of brakes and exhaust.

Selling, general and administrative expenses for the first quarter of fiscal 2007 decreased $1.9 million, or 8.6%, from the first quarter of fiscal 2006 to $20.3 million. The decrease in expenses primarily reflects a $1.2 million reduction in operating expenses related to the distribution of exhaust in 2006, a $0.4 million decrease in company-operated shop operating expense as the result of the net reduction in the number of shops, and a $0.3 million improvement in administrative and real estate overhead.

During the first quarter of fiscal 2007, the Company recorded business transformation charges of $0.5 million in selling, general and administrative expense. The charges reflect $0.3 million related to the early termination of the Company’s supply agreement with AutoZone, $0.4 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers and a credit of $0.2 million to reflect an adjustment to the reserve for non-recoverable lease costs pertaining to the closure of six company-operated shops in 2006. The Company expects to record $0.7 million in additional business transformation costs during the second fiscal quarter related to the early termination of the Company’s supply agreement with AutoZone. During the first quarter of fiscal 2006, the Company recorded business transformation charges of $0.1 million. This consisted of a charge of $0.2 million in connection with the Company’s partial funding of the rollout of the new shop image for Midas dealers, which was partially offset by a favorable valuation adjustment on the net fixed assets in the Chicago exhaust warehouse upon disposal.

During the first quarter of fiscal 2006, the Company recorded a $3.4 million gain on sale of assets. This included the final recognition of the remaining $1.8 million deferred gain from the March 2005 sale of the Company’s Chicago warehouse, and a $1.6 million gain on the sale of equipment liquidated in connection with the Company’s exit from exhaust manufacturing and distribution.

As a result of the above changes, operating income declined $2.3 million to $5.8 million in the first quarter of fiscal 2007 from $8.1 million in the first quarter of fiscal 2006. Excluding the impact of the above described business transformation charges and gains on sale, operating income for the first quarter of fiscal 2007 was $6.3 million compared to $4.8 million for the first quarter of fiscal 2006. Excluding the impact of business transformation charges and gains on sale, operating income margin increased to 15.1% in the first quarter of fiscal 2007 from 11.3% in the first quarter of fiscal 2006. The improvement in operating margin primarily reflects the elimination of operating losses in the Company’s exhaust distribution operation, improved performance of company-operated shops, and savings on administrative overhead expense.

Interest expense was $2.2 million in the first quarter of both fiscal 2007 and 2006. Interest expense remained unchanged despite a $5.9 million increase in bank debt due to lower interest rates on the Company’s borrowings.

Other income declined from $0.3 million in the first quarter of fiscal 2006 to $0.1 million in the first quarter of fiscal 2007 due to currency exchange losses. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 41.1% in the first quarter of fiscal 2007 compared to 38.3% in the first quarter of fiscal 2006 and compared to the 2007 statutory tax rate of 39.0%. The fiscal 2007 variance from the statutory rate is due to the impact of non-deductible compensation paid to the Company’s Chairman and Chief Executive Officer.

As a result of the above items, net income decreased $1.6 million from net income of $3.8 million in the first quarter of fiscal 2006 to net income of $2.2 million in the first quarter of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for first quarter of fiscal 2007 and 2006, respectively (in millions):

	2007	2006
Cash provided by operating activities before cash outlays for business transformation costs and total changes in assets and liabilities	$7.8	$5.4
Cash outlays for business transformation costs	(1.5)	(1.9)
Total changes in assets and liabilities	(3.0)	6.0

Net cash provided by operating activities	3.3	9.5
Net cash provided by investing activities	—	0.3
Net cash used in financing activities	(4.1)	(10.0)

Net change in cash and cash equivalents	$(0.8)	$(0.2)

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit. This allows Midas to minimize interest expense and to maintain a cash balance close to zero. Midas’ cash and cash equivalents decreased $0.8 million in the first three months of fiscal 2007.

The Company’s operating activities provided net cash of $3.3 million during the first three months of fiscal 2007 compared to $9.5 million in the first three months of fiscal 2006. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash from operating activities increased from $5.4 million in the first three months of fiscal 2006 to $7.8 million in the first three months of fiscal 2007, as the decrease in net income was offset by the year over year impact of the $3.4 million gain on sale of assets in 2006, higher business transformation charges, and higher stock based compensation. Cash outlays for business transformation costs declined from $1.9 million in the first three months of fiscal 2006 to $1.5 million in the first three months of fiscal 2007. Cash outlays for business transformation costs in first three months of fiscal 2007 were related to the Company’s update of its retail shop image and the early termination of the supply agreement with AutoZone, while cash outlays in the first three months of fiscal 2006 were primarily related to the exit from exhaust manufacturing and distribution.

Changes in assets and liabilities swung from a $6.0 million source of cash in the first three months of fiscal 2006 to a $3.0 million use of cash in the first three months of fiscal 2007. The $6.0 million source of cash in 2006 was primarily due to a decline in inventories as a result of the final liquidation of exhaust inventory, while the $3.0 million use of cash in 2007 was primarily due to the timing of payments.

Investing activities had no net cash impact in the first three months of fiscal 2007 compared to providing $0.3 million of cash in the first three months of fiscal 2006. Fiscal 2007 investing activities primarily consisted of $0.4 million in systems development projects, company-operated shop equipment additions and other capital expenditures, $0.3 million paid in conjunction with the acquisition of two Midas shops and other assets from certain Midas dealers and $0.7 million in cash generated as the result of the sale of seven company-operated shops. Fiscal 2006 investing activities primarily consisted of $0.7 million in systems development projects and other capital expenditures, $0.1 million paid to acquire a Midas shop and other shop assets from a Midas dealer and $1.1 million in cash generated as the result of the sale of the remaining exhaust manufacturing assets.

Net cash used in financing activities was $4.1 million in the first three months of fiscal 2007, compared to net cash used of $10.0 million in the first three months of fiscal 2006. During fiscal 2007, the Company increased total debt by $5.4 million, decreased outstanding checks by $3.5 million, paid $7.0 million to repurchase shares of the Company’s common stock and received $1.0 million in cash from the exercise of outstanding stock options. In fiscal 2006, the Company reduced total debt by $5.2 million, reduced outstanding checks by $2.0 million, paid $4.0 million to repurchase shares of the Company’s common stock and received $1.2 million in cash from the exercise of outstanding stock options.

On October 27, 2005, the Company entered into a five-year, unsecured $110 million revolving credit facility. On September 15, 2006, the Company amended this revolving credit facility. The amended facility is expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. Currently, the interest rate on the Company’s revolving loan borrowings is priced at LIBOR plus 1.25%.

As of March 31, 2007, a total of $67.0 million was outstanding under the revolving credit facility. As of December 30, 2006, a total of $61.1 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $67.0 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments.

On November 9, 2004, the Midas Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million of the Company’s outstanding common stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program and on May 8, 2007 the Board authorized an additional $50 million increase. The Company intends to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company has paid approximately $43.4 million for shares acquired under this program since the buyback program was first initiated.

The Company believes that cash generated from operations and availability under the current debt agreement provides sufficient liquidity to finance operations and execute strategic initiatives for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those accounting principles. Due to the type of industry in which the Company operates, the nature of its business, and the Company’s existing business transformation process, the following accounting policies are those that management believes are most important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Valuation of Warranty Liabilities

Customers are provided a written warranty from Midas on certain products purchased from Midas shops in North America, namely brake friction, mufflers, shocks and struts. The warranty will be honored at any Midas shop in North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties. The Company determines the estimated value of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim on a current cost basis. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions. An increase of one percentage point in the estimated percentage of warranted products likely to be redeemed in the U.S. would have the effect of changing Midas’ December 30, 2006 outstanding U.S. warranty liability by $4.5 million. A change in the estimated current cost of warranty redemptions of one dollar would have the effect of changing Midas’ outstanding U.S. warranty liability by $1.7 million.

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

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at March 31, 2007. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

IMPACT OF NEW ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” Midas adopted the provisions of FIN 48 effective December 31, 2006.

Through December 30, 2006, in accordance with prior standards, we assessed the ultimate resolution of uncertain tax matters as they arose and established reserves for tax contingencies when we believed an unfavorable outcome was probable and the liability could be reasonably estimated. As of December 30, 2006, Midas had tax reserves of $1.2 million. The reserves were recorded as a non-current liability.

FIN 48 differs from the prior standards in that it requires companies to determine that it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities before any benefit can be recorded in the financial statements. As of December 31, 2006, our unrecognized tax benefits totaled $2.0 million. The adoption of FIN 48 resulted in no change to the reserve for unrecognized tax benefits that existed as of December 31, 2006. As such, there was no change recorded to retained earnings as a result of the adoption.

Midas’s policy continues to be to recognize accrued interest related to uncertain tax positions and penalties as components of other income (expense) net. Of the $1.2 million liability for uncertain tax positions as of March 31, 2007, $1.2 million represents tax positions that, if recognized, would impact the effective tax rate. The statute of limitations remains open for U.S. Federal tax returns for 2003 and subsequent years. The statute of limitations remains open for Canadian tax returns for 2002 and subsequent years. During the periods open to examination, the Company has net operating losses and tax credit carry forwards that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. As of March 31, 2007, the Company has not recorded any provisions for accrued interest or penalties related to uncertain tax positions.

During the three months ended March 31, 2007, there have been no material changes in the liability for uncertain tax positions.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Midas on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on Midas’ consolidated financial position, results of operations or cash flows.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 on December 30, 2006, which resulted in a cumulative effect adjustment to its opening fiscal 2006 balance sheet. The adjustment included a $4.0 million increase in other liabilities, a $1.5 million increase in deferred income tax assets and a $2.5 million reduction in retained earnings. Those amounts represent the cumulative difference between recording rent expense on a straight-line basis versus the previous Midas policy of recording rent in accordance with the underlying lease terms. The adoption of SAB 108 also resulted in lowering the 2006 real estate cost of revenues by $0.6 million and selling, general and administrative expense by $0.2 million. Prior to the adoption of SAB 108, the Company determined that the potential impact of these items using the “rollover” method was immaterial to the prior years’ statements of operations and cash flow.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits a company to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If Midas elects the Fair Value Option for certain financial assets and liabilities, it will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of January 1, 2008. Midas is currently evaluating the potential impact of adopting SFAS No. 159 on its consolidated financial statements.

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

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $67.0 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of March 31, 2007, the fair value of these instruments was a loss of approximately $0.1 million.

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

There were no significant changes in internal controls during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 2007: (December 31, 2006 through January 27, 2007)	124,000	$22.49	124,000	$10,849,989
February 2007: (January 28, 2007 through February 24, 2007)	28,000	$22.62	28,000	$10,216,542
March 2007: (February 25, 2007 through March 31, 2007)	176,300	$20.26	176,300	$6,645,099

Total	328,300	$21.30	328,300
(1)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of March 31, 2007, a total of approximately 2,073,000 had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.91.

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

Date: May 10, 2007	/s/ Alan D. Feldman
Alan D. Feldman Chairman, President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik Executive Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr. Vice President and Controller