Form 10-Q
period 2007-06-30
MIDAS INC
filed 2007-08-09
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of July 30, 2007 was 14,641,065.

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal June		For the six months ended fiscal June
	2007	2006	2007	2006
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Sales and revenues:
Franchise royalties and license fees	$15.9	$16.9	$30.6	$32.1
Real estate revenues	8.9	9.1	17.9	18.2
Company-operated shop retail sales	10.5	10.5	20.0	20.0
Replacement part sales and product royalties	8.9	7.7	16.3	15.5
Other	1.1	0.9	2.2	1.9

Total sales and revenues	45.3	45.1	87.0	87.7

Cost of sales and revenues:
Real estate cost of revenues	5.4	5.7	10.9	11.3
Company-operated shop cost of sales	2.5	2.5	4.8	4.7
Replacement part cost of sales	7.3	6.1	13.2	12.4
Warranty expense	1.3	1.6	2.4	2.9
Other cost of sales	0.3	0.3	0.6	0.5

Total cost of sales and revenues	16.8	16.2	31.9	31.8

Gross profit	28.5	28.9	55.1	55.9
Selling, general, and administrative expenses	20.3	22.2	40.6	44.4
Gain on sale of assets	—	—	—	(3.4)
Business transformation charges	1.0	0.4	1.5	0.5

Operating income	7.2	6.3	13.0	14.4
Interest expense	(2.3)	(2.3)	(4.5)	(4.5)
Other income, net	0.2	0.2	0.3	0.5

Income before income taxes	5.1	4.2	8.8	10.4
Income tax expense	2.1	1.6	3.6	4.0

Net income	$3.0	$2.6	$5.2	$6.4

Earnings per share:
Basic	$0.22	$0.17	$0.37	$0.42

Diluted	$0.21	$0.17	$0.35	$0.41

Average number of shares:
Common shares outstanding	14.1	15.2	14.2	15.2
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	14.2	15.3	14.3	15.3
Equivalent shares on outstanding stock awards	0.6	0.4	0.5	0.4

Shares applicable to diluted earnings	14.8	15.7	14.8	15.7

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	Fiscal June 2007	Fiscal December 2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1.9	$2.4
Receivables, net	30.0	28.7
Inventories	2.4	3.1
Deferred income taxes	6.7	7.6
Prepaid assets	4.3	3.3
Other current assets	3.1	4.3

Total current assets	48.4	49.4
Property and equipment, net	95.7	99.4
Goodwill and other intangible assets, net	9.8	1.5
Deferred income taxes	53.9	57.2
Other assets	8.7	8.9

Total assets	$216.5	$216.4

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.9	$2.0
Accounts payable	14.7	15.9
Current portion of accrued warranty	4.6	4.6
Accrued expenses	18.7	21.5

Total current liabilities	39.9	44.0
Long-term debt	72.5	61.1
Obligations under capital leases	2.5	3.0
Finance lease obligation	33.4	33.9
Accrued warranty	29.0	28.8
Other liabilities	5.0	8.3

Total liabilities	182.3	179.1

Temporary equity:
Non-vested restricted stock subject to redemption	3.4	2.3

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	8.2	10.3
Treasury stock, at cost (3.1 million shares and 2.7 million shares)	(66.5)	(57.8)
Retained income	94.3	89.1
Accumulated other comprehensive loss	(5.2)	(6.6)

Total shareholders’ equity	30.8	35.0

Total liabilities and shareholders’ equity	$216.5	$216.4

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the six months ended fiscal June
	2007	2006
Cash flows from operating activities:
Net income	$5.2	$6.4
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	4.6	4.5
Stock based compensation	2.4	1.7
Amortization of financing fees and change in interest rate swap valuation	0.2	0.1
Business transformation charges	1.5	0.5
Gain on sale of assets	—	(3.4)
Deferred income taxes	3.0	3.2
Cash outlays for business transformation costs	(1.8)	(3.5)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	(5.1)	2.3

Net cash provided by operating activities	10.0	11.8

Cash flows from investing activities:
Capital investments	(1.1)	(1.5)
Cash paid for acquired businesses	(6.7)	(0.1)
Proceeds from sales of assets	1.2	1.1

Net cash used in investing activities	(6.6)	(0.5)

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	11.4	(4.3)
Payment of principal obligations under capital leases	(0.5)	(0.5)
Payment of principal obligations under finance lease	(0.5)	(0.5)
Decrease in outstanding checks	(2.5)	(0.2)
Cash received for common stock	1.9	1.7
Cash paid for treasury shares	(13.7)	(7.6)

Net cash used in financing activities	(3.9)	(11.4)

Net change in cash and cash equivalents	(0.5)	(0.1)
Cash and cash equivalents at beginning of period	2.4	1.4

Cash and cash equivalents at end of period	$1.9	$1.3

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained Income	Comprehensive Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount
Fiscal year end 2006	17.7	$10.3	(2.7)	$(57.8)	$89.1		$(6.6)
Purchase of treasury shares	—	—	(0.6)	(13.7)	—		—
Stock option transactions	—	(0.9)	0.1	2.5	—		—
Stock option expense	—	1.1	—	—	—		—
Restricted stock awards	—	(2.5)	0.1	2.5	—		—
Restricted stock vesting	—	0.2	—	—	—		—
Net income	—	—	—	—	5.2	$5.2	—
Other comprehensive income
— foreign currency translation	—	—	—	—	—	1.1	1.1
— gain on derivative financial instruments, net of tax	—	—	—	—	—	0.3	0.3

Comprehensive income	—	—	—	—	—	$6.6	—

Fiscal second quarter end 2007	17.7	$8.2	(3.1)	$(66.5)	$94.3		$(5.2)

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended December 30, 2006. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended June 30, 2007 (“second quarter fiscal 2007”) and July 1, 2006 (“second quarter fiscal 2006”) and of its financial position as of June 30, 2007. All such adjustments are of a normal recurring nature. The results of operations for the second quarter of fiscal 2007 and 2006 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended June 30, 2007 and July 1, 2006 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2006 financial statements in order to provide consistency with the fiscal 2007 results. These reclassifications did not affect previously reported operating income, income before income taxes, net income or earnings per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2007	2006	2007	2006
Weighted-average common shares outstanding	14.1	15.2	14.2	15.2
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	14.2	15.3	14.3	15.3
Effect of dilutive stock awards	0.6	0.4	0.5	0.4

Shares applicable to diluted earnings	14.8	15.7	14.8	15.7

Potential common share equivalents:
Stock options	1.3	1.4	1.3	1.4

Franchise royalties are recognized in the periods that correspond to the periods when retail sales and revenues are recognized by franchisees. Product royalties are recognized as earned based on the volume of franchisee purchases of products from certain vendors. Real estate revenues are recognized as earned on a monthly basis in accordance with underlying property lease terms. Replacement part sales are recognized at the time products are shipped, at which time provision is made for estimated product returns. Sales and revenues of company-operated shops are recognized when customer vehicles are repaired or serviced. Taxes collected on behalf of taxing authorities are not recognized as revenue but rather are recorded as a liability and remitted to the proper taxing authority.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the six months ended fiscal June
	2007	2006
Interest paid	$4.1	$4.2
Income tax refunds	—	(0.3)
Income taxes paid	0.7	0.5

The acquisition of certain company-operated shops resulted in non-cash reductions of accounts receivable of approximately $2.3 million and $1.8 million during the first six months of fiscal 2007 and 2006, respectively.

3. Inventories

Inventories were composed of finished goods in both the quarter ended June 30, 2007 and the year ended December 30, 2006.

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

As a result, the Company recorded charges of $1.6 million during fiscal 2006 related to this program, and Midas management expects that it will result in additional business transformation costs during fiscal 2007 including $0.7 million recorded in the first six months of 2007. Midas believes the total charges for franchised shops will be approximately $4 million over the life of the program.

In addition, the Company recorded business transformation charges during the first six months of fiscal 2007 of approximately $1.0 million related to the early termination of the Company’s supply agreement with AutoZone, and $0.2 million for other charges. These charges were partially offset by credits totaling $0.4 million to adjust the reserve for non-recoverable lease costs pertaining to the closure of six company-operated shops in 2006.

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

As of June 30, 2007, a total of $72.5 million was outstanding under the revolving credit facility. As of December 30, 2006, a total of $61.1 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $72.5 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of June 30, 2007, the fair value of these instruments was a pre-tax gain of approximately $0.6 million.

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

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2007	2006	2007	2006
Service cost – benefits	$0.3	$0.3	$0.6	$0.6
Interest cost on projected benefit obligation	0.7	0.7	1.4	1.4
Expected return on assets	(1.1)	(1.1)	(2.2)	(2.2)
Net amortization and deferral	0.1	0.2	0.2	0.4

Total net periodic pension cost	$—	$0.1	$—	$0.2

7. Stock-Based Compensation and Other Equity Instruments

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

The Company did not record an excess tax benefit in the first six months of fiscal 2007 or fiscal 2006 related to stock based compensation plans or other equity instruments. As a result, there was no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows.

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest over a period of three to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of June 30, 2007:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2006	1,617,367	$6.77– $34.66	$13.51
Granted	168,600	21.53– 21.53	21.53
Exercised	(118,344)	8.09– 22.00	13.89

Outstanding at June 30, 2007	1,667,623	6.77– 34.66	14.29	6.1	$11.9

Exercisable at June 30, 2007	989,343	6.77– 34.66	12.17	5.1	$6.5

The company granted 168,600 and 98,000 options in the first six months of fiscal 2007 and 2006, respectively. Additional information pertaining to option activity during the first six months of fiscal 2007 and 2006 was as follows (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2007	2006	2007	2006
Weighted average grant-date fair value of:
Stock options granted	$1.4	$0.9	$1.4	$0.9
Stock options exercised	0.5	0.2	0.8	0.8
Stock options vested	0.9	0.9	1.2	1.3

The weighted average estimated fair value of the options granted in the six months ended June 2007 and 2006 was $8.45 and $9.04 respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2007	2006
Risk-free interest rate	4.61%	5.02%
Dividend yield	0.0%	0.0%
Expected volatility	28.01%	29.78%
Expected life in years	6.50	6.50

Volatility is derived based on historical trends. Expected life is calculated utilizing the simplified method as prescribed by Staff Accounting Bulletin No. 107.

As of June 30, 2007, there was $4.9 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock

From time to time the Company grants shares of restricted stock to certain of its officers and directors. Certain restricted stock vests at the five or seven year anniversary, with provisions for accelerated vesting upon the occurrence of certain pre-determined events (“cliff-vesting shares”), while other restricted stock vests equally over a 5-year period or only upon the occurrence of certain pre-determined events (the latter being referred to as “performance shares”). The fair value of all but the performance share grants is equal to the stock price on the date of the grant. Activity for restricted shares for the first six months of fiscal 2007, including the non-vested restricted shares outstanding and the weighted average grant-date fair value of those restricted shares is shown in the table below:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 30, 2006	495,328	$19.72
Granted	116,800	20.98
Vested	(10,000)	(8.83)

Non-vested balance as of June 30, 2007	602,128	$20.14

The performance shares granted in 2007 vest only if the total return on the Company’s stock exceeds the total return on the S&P 500 stock index as of certain measurement dates. These conditionally vested grants were valued based on the probability of meeting the performance requirement. The derived service period for the conditionally vested grants was calculated using a Monte Carlo simulation model which utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant.

For cliff-vesting shares granted in 2006, the derived service period was calculated using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant. Forfeiture assumptions were applied to all shares granted in 2007 and 2006.

As of June 30, 2007, there was $6.1 million of unamortized restricted stock compensation of which $9.5 million was included as a reduction to paid-in capital and $3.4 million was included in non-vested restricted stock subject to redemption. The $6.1 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 3.2 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of unvested restricted stock in certain circumstances. Securities and Exchange Commission Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $3.4 million value of unvested restricted stock as temporary equity on the consolidated balance sheet. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of June 30, 2007 a total of 52,593 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

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

Year-to-date warranty activity through the first six months of fiscal 2007 is summarized as follows (in millions):

Accrued warranty at beginning of period	$33.4
Warranty expense	2.4
Changes in foreign currency exchange rate	0.5
Warranty credit issued to franchisees (warranty claims paid)	(2.7)

Accrued warranty at end of period	33.6
Less current portion	(4.6)

Accrued warranty – non-current	$29.0

9. Acquisitions and Divestitures

During the first six months of fiscal 2007, the Company acquired 21 shops from Midas dealers and re-franchised 11 shops to Midas dealers. Of the 21 shops acquired, 11 were in California and 6 were in Vancouver, BC, while 10 of the 11 re-franchised shops were in Florida. The purchase price of the acquired shops was approximately $9.0 million, which consisted of $6.7 million paid in cash and $2.3 million used to settle accounts receivable from selling dealers. These acquisitions resulted in $8.5 million of incremental goodwill and other intangibles. The re-franchising of 11 company-operated shops generated $1.2 million in cash proceeds and the retirement of $0.1 million of goodwill and other intangibles.

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

Also in fiscal 2006, the Company launched a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image, the Company has agreed to fund certain planning, development, material and installation costs expected to average approximately $2,600 per shop. The Company also expects to pay the full cost of the image upgrade for its company-operated shops as well as certain shops being transitioned between owners. The Company recorded charges of $1.6 million during fiscal 2006 related to this program, and Midas management expects that it will result in additional business transformation costs during fiscal 2007 including $0.7 million recorded in the first six months of 2007. Midas believes the total charges for franchised shops will be approximately $4 million over the life of the program.

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

Second Quarter Fiscal 2007 Compared with Second Quarter Fiscal 2006

The following is a summary of the Company’s sales and revenues for the second quarter of fiscal 2007 and 2006: ($ in millions)

	2007	Percent to Total	2006	Percent to Total
Franchise royalties and license fees	$15.9	35.1%	$16.9	37.4%
Real estate revenues	8.9	19.6	9.1	20.2
Company-operated shop retail sales	10.5	23.2	10.5	23.3
Replacement part sales and product royalties	8.9	19.7	7.7	17.1
Other	1.1	2.4	0.9	2.0

Total sales and revenues	$45.3	100.0%	$45.1	100.0%

Total sales and revenues for the second quarter of fiscal 2007 increased $0.2 million, or 0.4%, from the second quarter of fiscal 2006 to $45.3 million. Within the retail auto service business, royalty revenues and license fees decreased $1.0 million, or 5.9%, from fiscal 2006. This decrease was primarily driven by a decrease in U.S. comparable shop retail sales, a decline in the number of North American shops compared to the same period in the prior fiscal year and a scheduled reduction in international royalties paid by Norauto. Comparable shop sales in North America declined approximately 1.6% as weak U.S. retail revenues were only partially offset by an increase in Canada comparable shop sales. Revenues from real estate leases declined slightly to $8.9 million as higher revenues from scheduled rent increases were offset by the net reduction in the number of shops subject to real estate rental agreements and lower revenue from sales-based rental agreements.

Sales from company-operated shops were $10.5 million in both fiscal 2007 and 2006 as a comparable shop sales increase of 2.2% was offset by changes in the composition of the company-operated shop portfolio. Midas ended the second fiscal quarter with 76 company-operated shops, compared to 74 shops one year ago. However, in the past year, Midas acquired 22 shops, re-franchised 14 shops and closed six shops. Of those shops acquired in the past year, 19 were acquired late in the second quarter, partially offset by the re-franchising of four shops during the quarter. Midas expects that acquisition and divestiture activity within the company-operated shop business will continue.

Replacement part sales and product royalties increased from $7.7 million to $8.9 million in the second quarter of fiscal 2007. During the second quarter of fiscal 2007, the Company recorded revenue of $1.8 million in connection with the sale of certain products that the Company purchased from AutoZone and subsequently sold to NAPA, at cost, to facilitate the Company’s transition from AutoZone to NAPA as the key stocking product supplier to Midas dealers in the U.S. Excluding these one-time sales to NAPA, replacement part sales and product royalties decreased $0.6 million in the second quarter of 2007. This decline in replacement part sales and product royalties was due to lower product royalties as a result of lower U.S. dealer purchases from AutoZone and decreased sales of tires and shop equipment to Midas dealers. Other revenue increased $0.2 million in the second quarter of fiscal 2007 reflecting continued growth in the Company’s RO Writer software revenue.

The Company’s gross profit margin decreased to 62.9% of sales in the second quarter of fiscal 2007 from 64.1% in fiscal 2006. Excluding the above described one-time revenue from the re-sale of certain product, at cost, to NAPA, the Company’s gross margin was 65.5%, an increase over the prior year. This year-over-year improvement in gross margin primarily reflects a decline in warranty expense of $0.3 million to $1.3 million, or 2.9% of total sales for fiscal 2007, compared to $1.6 million, or 3.6% of total sales in fiscal 2006. The decline in warranty expense is the result of reductions in the warranty redemption and reimbursement rates for exhaust, as well as lower retail sales of brakes and exhaust.

Selling, general and administrative expenses for the second quarter of fiscal 2007 decreased $1.9 million, or 8.6%, from the second quarter of fiscal 2006 to $20.3 million. The decrease in operating expenses reflects a $1.5 million reduction in operating expenses related to the annual dealer convention because the Company held its 50th anniversary convention in the second quarter of fiscal 2006 and a reduction in legal expense related to the expected recovery of legal fees from the Company’s insurers.

During the second quarter of fiscal 2007, the Company recorded business transformation charges of $1.0 million in selling, general and administrative expense. The charges reflect $0.8 million related to the early termination of the Company’s supply agreement with AutoZone, $0.3 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers, and $0.2 million for other charges. Offsetting these charges was a credit of $0.3 million to reflect an adjustment to the reserve for non-recoverable lease costs pertaining to the closure of six company-operated shops in 2006. During the second quarter of fiscal 2006, the Company recorded business transformation charges of $0.4 million in connection with the Company’s partial funding of the rollout of the new shop image for Midas dealers.

As a result of the above changes, operating income increased $0.9 million to $7.2 million in the second quarter of fiscal 2007 from $6.3 million in the second quarter of fiscal 2006. Excluding the impact of the above described business transformation charges, operating income for the second quarter of fiscal 2007 was $8.2 million compared to $6.7 million for the second quarter of fiscal 2006. Excluding the impact of business transformation charges, operating income margin increased to 18.1% in the second quarter of fiscal 2007 from 14.9% in the second quarter of fiscal 2006. The improvement in operating margin primarily reflects savings on administrative overhead expense and the improved profitability of company-operated shops, which offset the negative impact of lower franchise royalties.

Interest expense was $2.3 million in the second quarter of both fiscal 2007 and 2006. Interest expense remained unchanged despite an $11.8 million year-over-year increase in bank debt primarily due to the reduction in interest rates that resulted from changes in the Company’s debt agreement in 2006.

Other income was $0.2 million in the second quarter of both fiscal 2007 and 2006. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 40.9% in the second quarter of fiscal 2007 compared to 38.5% in the second quarter of fiscal 2006 and compared to the 2007 statutory tax rate of 39.0%. The fiscal 2007 variance from the statutory rate is due to the impact of non-deductible compensation paid to the Company’s Chairman and Chief Executive Officer.

As a result of the above items, net income increased $0.4 million from net income of $2.6 million in the second quarter of fiscal 2006 to net income of $3.0 million in the second quarter of fiscal 2007.

First Six Months Fiscal 2007 Compared with the First Six Months Fiscal 2006

The following is a summary of the Company’s sales and revenues for the first six months of fiscal 2007 and 2006: ($ in millions)

	2007	Percent to Total	2006	Percent to Total
Franchise royalties and license fees	$30.6	35.2%	$32.1	36.5%
Real estate revenues	17.9	20.6	18.2	20.8
Company-operated shop retail sales	20.0	23.0	20.0	22.8
Replacement part sales and product royalties	16.3	18.7	15.5	17.7
Other	2.2	2.5	1.9	2.2

Total sales and revenues	$87.0	100.0%	$87.7	100.0%

Total sales and revenues for the first six months of fiscal 2007 decreased $0.7 million, or 0.8%, from the first six months of fiscal 2006 to $87.0 million. Within the retail auto service business, royalty revenues and license fees decreased $1.5 million, or 4.7%, from fiscal 2006. This decrease was primarily driven by a decrease in U.S. comparable shop retail sales, a decline in the number of North American shops compared to the same period in the prior fiscal year and a scheduled reduction in international royalties paid by Norauto. For the first six months of fiscal 2007, comparable shop sales in North America declined approximately 0.7%. Revenues from real estate leases declined slightly to $17.9 million as higher revenues from scheduled rent increases were offset by the net reduction in the number of shops subject to real estate rental agreements and lower revenue from sales-based rental agreements. Sales from company-operated shops were $20.0 million in both fiscal 2007 and 2006 as a comparable shop sales increase of 2.4% was offset by changes in the composition of the company-operated shop portfolio over the past 12 months.

Replacement part sales and product royalties increased from $15.5 million to $16.3 million in the first six months of fiscal 2007. During the first six months of fiscal 2007, the Company recorded revenue of $1.8 million in connection with the sale of certain products that the Company purchased from AutoZone and subsequently sold to NAPA, at cost, to facilitate the Company’s transition from AutoZone to NAPA as the key stocking product supplier to Midas dealers in the U.S. In the first six months of fiscal 2006, the Company recorded the final $1.4 million of sales from its exhaust distribution business. Excluding the transition sales to NAPA and the final exhaust sales, replacement part sales and product royalties increased $0.4 million in the first six months of fiscal 2007. This increase in replacement part sales and product royalties was due to increased sales of tires and batteries to Midas dealers partially offset by lower product royalties driven by lower U.S. dealer purchases from AutoZone. Other revenue increased $0.3 million reflecting continued growth in the Company’s RO Writer software revenue.

The Company’s gross profit margin decreased to 63.3% of sales in the first six months of fiscal 2007 from 63.7% in fiscal 2006. The year-over-year decline in gross margin primarily reflects the impact of the sale of $1.8 million in product, at cost, to NAPA. This was partially offset by a decline in warranty expense of $0.5 million to $2.4 million, or 2.8% of total sales for the first six months of fiscal 2007, compared to $2.9 million, or 3.3% of total sales in fiscal 2006. Excluding the impact of the $1.8 million in NAPA revenue, the Company’s gross margin in the first six months of fiscal 2007 would have increased to 64.7%.

Selling, general and administrative expenses for the first six months of fiscal 2007 decreased $3.8 million, or 8.6%, from the first six months of fiscal 2006 to $40.6 million. The decrease in operating expenses primarily reflects a $1.2 million reduction in operating expenses related to the annual dealer convention, a reduction in legal expense related to the expected recovery of legal fees from the Company’s insurers, a savings of $1.2 million on exhaust distribution expense due to the final exit from that business in the first quarter of fiscal 2006 and lower operating expenses for company-operated shops as a result of improved cost management and a change in the average number of shops in operation compared to the same period one year ago.

During the first six months of fiscal 2007, the Company recorded business transformation charges of $1.5 million in selling, general and administrative expense. The charges reflect $1.0 million related to the early termination of the Company’s supply agreement with AutoZone, $0.7 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers, and $0.2 million for other charges. Offsetting these charges were credits of $0.4 million to reflect adjustments to the Company’s reserve for non-recoverable lease costs pertaining to the closure of six company-operated shops in 2006. During the first six months of fiscal 2006, the Company recorded business transformation charges of $0.5 million primarily in connection with the Company’s partial funding of the rollout of the new shop image for Midas dealers.

No significant gains or losses on sale of assets were recorded in the first six months of fiscal 2007. However, during the first six months of fiscal 2006, the Company recorded a $3.4 million gain on sale of assets. This included the final recognition of the remaining $1.8 million deferred gain from the March 2005 sale of the Company’s Chicago warehouse, and a $1.6 million gain on the sale of equipment liquidated in connection with the Company’s exit from exhaust manufacturing and distribution.

As a result of the above changes, operating income declined $1.4 million to $13.0 million in the first six months of fiscal 2007 from $14.4 million in the first six months of fiscal 2006. Excluding the impact of the above described business transformation charges and gains on sale, operating income for the first six months of fiscal 2007 was $14.5 million compared to $11.5 million for the first six months of fiscal 2006. Excluding the impact of business transformation charges and gains on sale, operating income margin increased to 16.7% in the first six months of fiscal 2007 from 13.1% in the first six months of fiscal 2006. The improvement in operating margin primarily reflects savings on administrative overhead expense, the elimination of operating losses in the Company’s exhaust distribution operation and improved profitability of company-operated shops, all of which offset the negative impact of lower franchise royalties.

Interest expense was $4.5 million in the first six months of both fiscal 2007 and 2006. Interest expense remained unchanged despite higher average bank debt compared to the year ago period primarily due to the reduction in interest rates that resulted from changes in the Company’s debt agreement in 2006.

Other income declined from $0.5 million in the first six months of fiscal 2006 to $0.3 million in the first six months of fiscal 2007 due to currency exchange losses. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 41.0% in the first six months of fiscal 2007 compared to 38.5% in the first six months of fiscal 2006 and compared to the 2007 statutory tax rate of 39.0%. The fiscal 2007 variance from the statutory rate is due to the impact of non-deductible compensation paid to the Company’s Chairman and Chief Executive Officer.

As a result of the above items, net income decreased $1.2 million from net income of $6.4 million in the first six months of fiscal 2006 to net income of $5.2 million in the first six months of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2007 and 2006, respectively (in millions):

	2007	2006
Cash provided by operating activities before cash outlays for business transformation costs and net changes in assets and liabilities	$16.9	$13.0
Cash outlays for business transformation costs	(1.8)	(3.5)
Net changes in assets and liabilities	(5.1)	2.3

Net cash provided by operating activities	10.0	11.8
Net cash used in investing activities	(6.6)	(0.5)
Net cash used in financing activities	(3.9)	(11.4)

Net change in cash and cash equivalents	$(0.5)	$(0.1)

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit. This allows Midas to minimize interest expense and to maintain a low cash balance. Midas’ cash and cash equivalents decreased $0.5 million in the first six months of fiscal 2007.

The Company’s operating activities provided net cash of $10.0 million during the first six months of fiscal 2007 compared to $11.8 million in the first six months of fiscal 2006. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash from operating activities increased from $13.0 million in the first six months of fiscal 2006 to $16.9 million in the first six months of fiscal 2007, as the decrease in net income was offset by the year over year impact of the $3.4 million gain on sale of assets in 2006, higher business transformation charges, and higher stock based compensation. Cash outlays for business transformation costs declined from $3.5 million in the first six months of fiscal 2006 to $1.8 million in the first six months of fiscal 2007. Cash outlays for business transformation costs in the first six months of fiscal 2007 were related to the Company’s update of its retail shop image and the early termination of the supply agreement with AutoZone, while cash outlays in the first six months of fiscal 2006 were primarily related to the exit from exhaust manufacturing and distribution.

Changes in assets and liabilities swung from a $2.3 million source of cash in the first six months of fiscal 2006 to a $5.1 million use of cash in the first six months of fiscal 2007. The $2.3 million source of cash in 2006 was primarily due to a decline in inventories as a result of the final liquidation of exhaust inventory, while the $5.1 million use of cash in 2007 was primarily due to increased accounts receivable attributable to the NAPA conversion and the timing of payments. Midas expects the change in assets and liabilities to become more favorable in terms of operating cash flow in the second half of 2007.

Investing activities used $6.6 million of cash in the first six months of fiscal 2007 compared to using $0.5 million of cash in the first six months of fiscal 2006. Fiscal 2007 investing activities primarily consisted of $6.7 million paid in conjunction with the acquisition of 21 shops and other assets from certain Midas dealers, $1.1 million in systems development projects, company-operated shop equipment additions and other capital expenditures and $1.2 million in cash generated as the result of the sale of 11 company-operated shops. Fiscal 2006 investing activities primarily consisted of $1.5 million in systems development projects and other capital expenditures, $0.1 million paid to acquire a Midas shop and other shop assets from a Midas dealer and $1.1 million in cash generated as the result of the sale of the remaining exhaust manufacturing assets.

Net cash used in financing activities was $3.9 million in the first six months of fiscal 2007, compared to net cash used of $11.4 million in the first six months of fiscal 2006. During fiscal 2007, the Company increased total debt by $10.4 million, decreased outstanding checks by $2.5 million, paid $13.7 million to repurchase shares of the Company’s common stock and received $1.9 million in cash from the exercise of outstanding stock options. In fiscal 2006, the Company reduced total debt by $5.3 million, reduced outstanding checks by $0.2 million, paid $7.6 million to repurchase shares of the Company’s common stock and received $1.7 million in cash from the exercise of outstanding stock options.

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

As of June 30, 2007, a total of $72.5 million was outstanding under the revolving credit facility. As of December 30, 2006, a total of $61.1 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $72.5 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments.

On November 9, 2004, the Midas Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million of the Company’s outstanding common stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program and on May 8, 2007 the Board authorized an additional $50 million increase. The Company intends to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company has paid approximately $50 million for shares acquired under this program since the buyback program was first initiated.

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

Carrying Values of Goodwill and Long-Lived Assets

In accordance with SFAS No. 142, the Company conducts tests for impairment of goodwill annually in the fiscal fourth quarter or more frequently if circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that an asset’s carrying amount exceeds its fair value.

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

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at June 30, 2007. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

FIN 48 differs from the prior standards in that it requires companies to determine that it is “more likely than not” that a tax position will be sustained by the appropriate taxing authorities before any benefit can be recorded in the financial statements. As of December 30, 2006, our unrecognized tax benefits totaled $2.0 million. The adoption of FIN 48 resulted in no change to the reserve for unrecognized tax benefits that existed as of December 30, 2006. As such, there was no change recorded to retained earnings as a result of the adoption.

Midas’s policy continues to be to recognize accrued interest related to uncertain tax positions and penalties as components of other income (expense), net. As of June 30, 2007, the Company had a $1.2 million liability for uncertain tax positions, all of which represented tax positions that, if recognized, would impact the effective tax rate. The statute of limitations remains open for U.S. Federal tax returns for 2003 and subsequent years. The statute of limitations remains open for Canadian tax returns for 2003 and subsequent years. During the periods open to examination, the Company has net operating losses and tax credit carry forwards that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. As of June 30, 2007, the Company has not recorded any provisions for accrued interest or penalties related to uncertain tax positions.

During the six months ended June 30, 2007, there have been no material changes in the liability for uncertain tax positions.

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

Additionally, SFAS 158 requires an employer to measure the funded status of its plan as of the date of its year-end statement of financial position. This provision becomes effective for Midas no later than December 28, 2008 fiscal year-end. The funded status of the majority of Midas’ pension plans is currently measured annually as of the 30th of September.

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

FORWARD LOOKING STATEMENTS

This report contains (and oral communications made by Midas may contain) forward-looking statements that may be identified by their use of words like “plans,” “expects,” “anticipates,” “intends,” “estimates,” “forecasts,” “will,” “outlook” or other words of similar meaning. All statements that address Midas’ expectations or projections about the future, including statements about Midas’ strategy for growth, cost reduction goals, expenditures and financial results, are forward-

looking statements. Forward-looking statements are based on Midas’ estimates, assumptions and expectations of future events and are subject to a number of risks and uncertainties. All such statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Midas cannot guarantee that these estimates, assumptions and expectations are accurate or will be realized. Midas disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

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

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $72.5 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of June 30, 2007, the fair value of these instruments was a gain of approximately $0.6 million.

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

On June 29, 2007, two Canadian franchisees (Landsbridge Auto Corp. and 405341 Ontario Limited) filed a lawsuit in the Ontario Superior Court of Justice against Midas Canada, Inc. and Midas International Corporation claiming, among other things, that the Company breached its franchise agreement with them and Canadian franchise statutes when it closed its manufacturing and distribution operations and entered into third party supply arrangements for the supply of automotive parts to franchisees. The filing seeks class certification, monetary damages of approximately $168 million and a declaratory order requiring Midas to pay to Canadian dealers all rebates and allowances received from suppliers and abatement of royalties.

Midas believes that the case is without merit and intends to vigorously defend these claims. Midas does not believe that this matter, or the associated legal fees of defending these claims, will have a material adverse impact upon the Company’s financial position or results of operations.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 2007:
(April 1, 2007 through April 28, 2007)	133,625	$21.61	133,625	$3,756,854
May 2007:
(April 29, 2007 through May 26, 2007)	2,211	$21.53	—	$53,756,854
June 2007:
(May 27, 2007 through June 30, 2007)	163,737	$23.13	163,000	$49,986,353

Total	299,573	$22.44	296,625

(1)	Includes shares surrendered to cover withholding taxes upon the vesting of restricted stock. In the second quarter of fiscal 2007, a total of 2,948 shares were surrendered in lieu of taxes.

(2)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of June 30, 2007, a total of approximately 2,369,900 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $21.10.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders was held on May 8, 2007.

(b) Not Applicable

(c) At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of directors to serve until the 2010 Annual Meeting of Shareholders and (2) the approval of independent auditors. The voting results were as follows:

(1)	Each nominee for director was elected by a vote of the shareholders as follows:

Director	For	Withheld
Archie R. Dykes	12,379,577	1,389,174
Alan D. Feldman	13,078,859	449,892

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2008	Term Expiring in 2009
Thomas L. Bindley	Jarobin Gilbert, Jr.
Robert R. Schoeberl	Diane L. Routson

(2)	The proposal to ratify the appointment of KPMG LLP as the independent auditors of Midas, Inc. for the fiscal year ending December 29, 2007 was approved by shareholders as follows:

For	Against	Abstain
12,935,717	233,806	359,231

(d) Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	/s/ Alan D. Feldman
Alan D. Feldman
Chairman, President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Executive Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller