Form 10-Q
period 2007-09-29
MIDAS INC
filed 2007-11-08
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of October 25, 2007 was 14,307,006.

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2007	2006	2007	2006
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Sales and revenues:
Franchise royalties and license fees	$15.6	$16.6	$46.2	$48.7
Real estate revenues	9.1	9.1	27.0	27.3
Company-operated shop retail sales	12.9	10.8	32.9	30.8
Replacement part sales and product royalties	7.4	7.8	23.7	23.3
Other	1.1	1.0	3.3	2.9

Total sales and revenues	46.1	45.3	133.1	133.0

Cost of sales and revenues:
Real estate cost of revenues	5.5	5.4	16.4	16.7
Company-operated shop cost of sales	3.1	2.7	7.9	7.4
Replacement part cost of sales	6.2	6.1	19.4	18.5
Warranty expense	1.2	1.4	3.6	4.3
Other cost of sales	0.3	0.3	0.9	0.8

Total cost of sales and revenues	16.3	15.9	48.2	47.7

Gross profit	29.8	29.4	84.9	85.3
Selling, general, and administrative expenses	12.5	13.2	38.4	42.1
Company-operated shop expenses	9.4	8.2	24.1	23.7
Gain on sale of assets	(0.2)	—	(0.2)	(3.4)
Business transformation charges	0.6	0.4	2.1	0.9

Operating income	7.5	7.6	20.5	22.0
Interest expense	(2.3)	(2.3)	(6.8)	(6.8)
Other income, net	—	0.3	0.3	0.8

Income before income taxes	5.2	5.6	14.0	16.0
Income tax expense	2.2	3.2	5.8	7.2

Net income	$3.0	$2.4	$8.2	$8.8

Earnings per share:
Basic	$0.22	$0.16	$0.58	$0.58

Diluted	$0.21	$0.16	$0.56	$0.56

Average number of shares:
Common shares outstanding	13.8	15.0	14.1	15.2
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	13.9	15.1	14.2	15.3
Equivalent shares on outstanding stock awards	0.6	0.4	0.6	0.3

Shares applicable to diluted earnings	14.5	15.5	14.8	15.6

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	Fiscal September 2007	Fiscal December 2006
	(Unaudited )
Assets:
Current assets:
Cash and cash equivalents	$2.5	$2.4
Receivables, net	27.6	28.7
Inventories	2.6	3.1
Deferred income taxes	6.7	7.6
Prepaid assets	3.7	3.3
Other current assets	3.5	4.3

Total current assets	46.6	49.4
Property and equipment, net	95.2	99.4
Goodwill and other intangible assets, net	11.1	1.5
Deferred income taxes	52.5	57.2
Other assets	7.2	8.9

Total assets	$212.6	$216.4

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.8	$2.0
Accounts payable	13.0	15.9
Current portion of accrued warranty	4.7	4.6
Accrued expenses	21.8	21.5

Total current liabilities	41.3	44.0
Long-term debt	70.0	61.1
Obligations under capital leases	2.3	3.0
Finance lease obligation	33.1	33.9
Accrued warranty	29.1	28.8
Other liabilities	5.3	8.3

Total liabilities	181.1	179.1

Temporary equity:
Non-vested restricted stock subject to redemption	3.9	2.3

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	8.2	10.3
Treasury stock, at cost (3.4 million shares and 2.7 million shares)	(72.9)	(57.8)
Retained income	97.3	89.1
Accumulated other comprehensive loss	(5.0)	(6.6)

Total shareholders’ equity	27.6	35.0

Total liabilities and shareholders’ equity	$212.6	$216.4

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the nine months ended fiscal September
	2007	2006
Cash flows from operating activities:
Net income	$8.2	$8.8
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	6.8	6.8
Stock based compensation	3.2	2.6
Amortization of financing fees and change in interest rate swap valuation	0.3	0.4
Business transformation charges	2.1	0.9
Gain on sale of assets	(0.2)	(3.4)
Deferred income taxes	4.4	6.1
Cash outlays for business transformation costs	(2.4)	(4.8)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	2.0	2.9

Net cash provided by operating activities	24.4	20.3

Cash flows from investing activities:
Capital investments	(2.9)	(2.9)
Cash paid for acquired businesses	(10.1)	(1.4)
Proceeds from sales of assets	2.3	1.1

Net cash used in investing activities	(10.7)	(3.2)

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	8.9	(2.8)
Payment of principal obligations under capital leases	(0.7)	(0.7)
Payment of principal obligations under finance lease	(0.7)	(0.7)
Decrease in outstanding checks	(2.5)	(1.5)
Cash received for common stock	2.5	1.8
Cash paid for treasury shares	(21.1)	(13.3)

Net cash used in financing activities	(13.6)	(17.2)

Net change in cash and cash equivalents	0.1	(0.1)
Cash and cash equivalents at beginning of period	2.4	1.4

Cash and cash equivalents at end of period	$2.5	$1.3

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained Income	Comprehensive Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount
Fiscal year end 2006	17.7	$10.3	(2.7)	$(57.8)	$89.1		$(6.6)
Purchase of treasury shares	—	—	(1.0)	(21.1)	—		—
Stock option transactions	—	(1.7)	0.2	3.9	—		—
Stock option expense	—	1.5	—	—	—		—
Restricted stock awards	—	(2.5)	0.1	2.5	—		—
Restricted stock vesting	—	0.2	—	—	—		—
Forfeiture of restricted stock	—	0.4	—	(0.4)	—		—
Net income	—	—	—	—	8.2	$8.2	—
Other comprehensive income
— foreign currency translation	—	—	—	—	—	1.9	1.9
— loss on derivative financial instruments, net of tax	—	—	—	—	—	(0.3)	(0.3)

Comprehensive income	—	—	—	—	—	$9.8	—

Fiscal third quarter end 2007	17.7	$8.2	(3.4)	$(72.9)	$97.3		$(5.0)

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended December 30, 2006. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 29, 2007 (“third quarter fiscal 2007”) and September 30, 2006 (“third quarter fiscal 2006”) and of its financial position as of September 29, 2007. All such adjustments are of a normal recurring nature. The results of operations for the third quarter of fiscal 2007 and 2006 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended September 29, 2007 and September 30, 2006 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2006 financial statements in order to provide consistency with the fiscal 2007 results. These reclassifications did not affect previously reported operating income, income before income taxes, net income or earnings per share.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2007	2006	2007	2006
Weighted-average common shares outstanding	13.8	15.0	14.1	15.2
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	13.9	15.1	14.2	15.3
Effect of dilutive stock awards	0.6	0.4	0.6	0.3

Shares applicable to diluted earnings	14.5	15.5	14.8	15.6

Potential common share equivalents:
Stock options	1.2	1.4	1.2	1.4

Franchise royalties are recognized in the periods that correspond to the periods when retail sales and revenues are recognized by franchisees. Product royalties are recognized as earned based on the volume of franchisee purchases of products from certain vendors. Real estate revenues are recognized as earned on a monthly basis in accordance with underlying property lease terms using the straight-line method. Replacement part sales are recognized at the time products are shipped, at which time provision is made for estimated product returns. Sales and revenues of company-operated shops are recognized when customer vehicles are repaired or serviced. Taxes collected on behalf of taxing authorities are not recognized as revenue but rather are recorded as a liability and remitted to the proper taxing authority.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments and receipts for interest and taxes as follows (in millions):

	For the nine months ended fiscal September
	2007	2006
Interest paid	$6.6	$6.3
Income tax refunds	—	(0.2)
Income taxes paid	1.0	0.8

The acquisition of certain company-operated shops resulted in non-cash reductions of accounts receivable of approximately $2.4 million and $1.9 million during the first nine months of fiscal 2007 and 2006, respectively.

3. Inventories

Inventories were composed of finished goods in both the quarter ended September 29, 2007 and the year ended December 30, 2006.

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

As a result, the Company recorded charges of $1.6 million during fiscal 2006 related to this program, and Midas management expects that it will result in additional business transformation costs during fiscal 2007 and 2008, including $1.3 million recorded in the first nine months of 2007. Midas believes the total charges for franchised shops will be approximately $4 million over the life of the program.

In addition, the Company recorded business transformation charges during the first nine months of fiscal 2007 of approximately $1.0 million related to the early termination of the Company’s supply agreement with AutoZone, and $0.2 million for other charges. These charges were partially offset by credits totaling $0.4 million to adjust the reserve for non-recoverable lease costs pertaining to the closure of six company-operated shops in 2006.

5. Debt Agreements

On October 27, 2005, the Company entered into a five-year, unsecured $110 million revolving credit facility. On September 15, 2006, the Company amended this revolving credit facility. The amended facility is expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum net worth. As of September 29, 2007, the interest rate on the Company’s revolving loan borrowings was priced at LIBOR plus 1.25%.

As of September 29, 2007, a total of $70.0 million was outstanding under the revolving credit facility. As of December 30, 2006, a total of $61.1 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $70.0 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of September 29, 2007, the fair value of these instruments was a pre-tax loss of approximately $0.4 million.

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

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2007	2006	2007	2006
Service cost – benefits	$0.3	$0.3	$0.8	$0.9
Interest cost on projected benefit obligation	0.7	0.7	2.3	2.2
Expected return on assets	(1.1)	(1.1)	(3.3)	(3.2)
Net amortization and deferral	0.1	0.2	0.2	0.4

Total net periodic pension cost	$—	$0.1	$—	$0.3

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

The Company did not record an excess tax benefit in the first nine months of fiscal 2007 or fiscal 2006 related to stock based compensation plans or equity instruments. The Company is in a net operating loss carry-forward position for the first nine months of fiscal 2007 and 2006. As a result the excess tax benefit is not recognized until the deduction reduces the Company’s income taxes payable which occurs once the net operating loss has been fully utilized. Therefore there was no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows.

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest over a period of three to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of September 29, 2007:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2006	1,617,367	$6.77–$34.66	$13.51
Granted	168,600	21.53–21.53	21.53
Exercised	(179,118)	8.09–22.00	12.54
Forfeited	(34,600)	13.30–22.17	17.44

Outstanding at September 29, 2007	1,572,249	6.77–34.66	14.39	5.9	$11.3

Exercisable at September 29, 2007	948,289	6.77–34.66	12.51	4.9	$6.3

The Company granted 168,600 and 98,000 options in the first nine months of fiscal 2007 and 2006, respectively. Additional information pertaining to option activity during the first nine months of fiscal 2007 and 2006 was as follows (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2007	2006	2007	2006
Weighted average grant-date fair value of:
Stock options granted	$—	$—	$1.4	$0.9
Stock options exercised	0.4	—	1.2	0.8
Stock options vested	—	—	1.3	1.3
Stock options forfeited	(0.6)	—	(0.6)	—

The weighted average estimated fair value of the options granted in the nine months ended September 2007 and 2006 was $8.45 and $9.04 respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2007	2006
Risk-free interest rate	4.61%	5.02%
Dividend yield	0.0%	0.0%
Expected volatility	28.01%	29.78%
Expected life in years	6.50	6.50

Volatility is derived based on historical trends. Expected life is calculated utilizing the simplified method as prescribed by Staff Accounting Bulletin No. 107.

As of September 29, 2007, there was $4.5 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock

From time to time the Company grants shares of restricted stock to certain of its officers and directors. Certain restricted stock vests at the five or seven year anniversary, with provisions for accelerated vesting upon the occurrence of certain pre-determined events (“cliff-vesting shares”), while other restricted stock vests equally over a 5-year period or only upon the occurrence of certain pre-determined events (the latter being referred to as “performance shares”). The fair value of all but the performance share grants is equal to the stock price on the date of the grant. The fair value of the performance share grants was calculated using a Monte Carlo simulation model which uses multiple input variables. Activity for restricted shares for the first nine months of fiscal 2007, including the non-vested restricted shares outstanding and the weighted average grant-date fair value of those restricted shares is shown in the table below:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 30, 2006	495,328	$16.08
Granted	116,800	15.57
Vested	(10,000)	(8.83)
Forfeited	(20,333)	(19.27)

Non-vested balance as of September 29, 2007	581,795	$16.00

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

For cliff-vesting shares with a stipulated market condition granted in 2006, the derived service period was calculated using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant. Forfeiture assumptions were applied to all shares granted in 2007 and 2006.

As of September 29, 2007, there was $5.3 million of unamortized restricted stock compensation of which $9.2 million was included as a reduction to paid-in capital and $3.9 million was included in non-vested restricted stock subject to redemption. The $5.3 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 3.0 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of non-vested restricted stock in certain circumstances. Securities and Exchange Commission Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $3.9 million value of non-vested restricted stock as temporary equity on the consolidated balance sheet. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of September 29, 2007 a total of 52,593 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

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

Year-to-date warranty activity through the first nine months of fiscal 2007 is summarized as follows (in millions):

Accrued warranty at beginning of period	$33.4
Warranty expense	3.6
Changes in foreign currency exchange rate	0.9
Warranty credit issued to franchisees (warranty claims paid)	(4.1)

Accrued warranty at end of period	33.8
Less current portion	(4.7)

Accrued warranty – non-current	$29.1

9. Acquisitions and Divestitures

During the first nine months of fiscal 2007, the Company acquired 24 shops from Midas dealers to be run as company-operated shops, acquired two shops to be franchised, and re-franchised 11 company-operated shops to Midas dealers. Of the shops acquired for the company-operated shop business, 11 were in California and 6 were in Vancouver, BC, while 10 of the 11 re-franchised shops were in Florida. The purchase price of the acquired shops was approximately $12.5 million, which consisted of $10.1 million paid in cash and $2.4 million used to settle accounts receivable from selling dealers. These acquisitions resulted in $9.9 million of incremental goodwill and other intangibles. The re-franchising of 11 company-operated shops generated $1.2 million in cash proceeds and the retirement of $0.1 million of goodwill and other intangibles.

In September of fiscal 2007, the Company sold its former manufacturing plant in Hartford, WI. The sale generated $1.1 million in net cash proceeds and resulted in the retirement of $0.9 million of net property and equipment.

Nine additional company-operated shop acquisitions are currently scheduled to occur in the fourth quarter of fiscal 2007, at a purchase price of approximately $3.7 million. The Company continues to evaluate company-operated shop acquisitions and divestitures.

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

During the first quarter of fiscal 2006, all remaining exhaust inventory and equipment were sold and liquidated and the Chicago exhaust distribution warehouse was closed. The Company’s former exhaust manufacturing facility in Hartford, WI, was sold during the third quarter of fiscal 2007 for $1.1 million. As a result, the Company has now liquidated all assets related to its former exhaust manufacturing and distribution operation.

During fiscal 2006, the Company launched a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image, the Company has agreed to fund certain planning, development, material and installation costs expected to average approximately $2,600 per shop. The Company also expects to pay the full cost of the image upgrade for its company-operated shops as well as certain shops being transitioned between owners. The Company recorded charges of $1.6 million during fiscal 2006 related to this program, and Midas management expects that it will result in additional business transformation costs during fiscal 2007 and 2008, including $1.3 million recorded in the first nine months of 2007. Midas believes the total charges for franchised shops will be approximately $4 million over the life of the program.

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

Third Quarter Fiscal 2007 Compared with Third Quarter Fiscal 2006

The following is a summary of the Company’s sales and revenues for the third quarter of fiscal 2007 and 2006: ($ in millions)

	2007	Percent to Total	2006	Percent to Total
Franchise royalties and license fees	$15.6	33.8%	$16.6	36.7%
Real estate revenues	9.1	19.7	9.1	20.1
Company-operated shop retail sales	12.9	28.0	10.8	23.8
Replacement part sales and product royalties	7.4	16.1	7.8	17.2
Other	1.1	2.4	1.0	2.2

Total sales and revenues	$46.1	100.0%	$45.3	100.0%

Total sales and revenues for the third quarter of fiscal 2007 increased $0.8 million, or 1.8%, from the third quarter of fiscal 2006 to $46.1 million. Within the retail auto service business, royalty revenues and license fees decreased $1.0 million, or 6.0%, from fiscal 2006. This decrease was primarily driven by a decrease in North American comparable shop retail sales, a decline in the number of North American shops compared to the same period in the prior fiscal year and a scheduled reduction in international royalties paid by Norauto. Comparable shop sales in North America declined approximately 3.0% as weak retail revenues were only partially offset by a more favorable Canadian exchange rate. The Company is continuing to experience growth in new services. In the U.S., comparable shop sales of tires rose 9% and oil changes grew 11%. However, these increases could not offset comparable shop sales declines of 7% in brakes and 11% in exhaust during the quarter. Revenues from real estate leases were flat to the prior year at $9.1 million as the positive impact of higher rent revenues and a favorable Canadian exchange rate were offset by a net reduction in the number of shops subject to real estate rental agreements and lower revenue from sales-based rental agreements.

Sales from company-operated shops were $12.9 million in the third quarter of fiscal 2007 compared to $10.8 million in fiscal 2006. This sales increase of $2.1 million was due to an increase in the number of company-operated shops as a result of acquisitions during the first nine months of fiscal 2007, which more than offset a decrease in comparable shop sales of 2.4% during the quarter. Midas ended the third fiscal quarter with 80 company-operated shops compared to 75 shops one year ago and 66 shops at the beginning of fiscal 2007. In the past twelve months, Midas acquired 24 shops, re-opened one closed shop, re-franchised 14 company-operated shops and closed six company-operated shops. Midas expects that acquisition and divestiture activity within the company-operated shop business will continue.

Replacement part sales and product royalties decreased to $7.4 million from $7.8 million in the third quarter of fiscal 2006. This decline in replacement part sales and product royalties was primarily due to lower product royalties as a result of the termination of the AutoZone supply relationship at June 30, 2007, and decreased sales of tires and shop equipment to Midas dealers. Other revenue increased $0.1 million in the third quarter of fiscal 2007 reflecting continued growth in the Company’s RO Writer software business.

The Company’s gross profit margin decreased to 64.6% of sales in the third quarter of fiscal 2007 from 64.9% in fiscal 2006. This slight year-over-year decrease in gross margin primarily reflects a shift in the mix of revenues from higher margin franchising royalties to relatively lower margin company-operated shop sales. This trend was partially offset by a decline in warranty expense of $0.2 million to $1.2 million, or 2.6% of total sales for fiscal 2007, compared to $1.4 million, or 3.1% of total sales, in fiscal 2006. The decline in warranty expense is the result of reductions in the warranty redemption and reimbursement rates for exhaust, as well as lower retail sales of brakes and exhaust.

Selling, general and administrative expenses for the third quarter of fiscal 2007 decreased $0.7 million, or 5.3%, from the third quarter of fiscal 2006 to $12.5 million due to ongoing cost reduction efforts. Operating expenses for the company-operated shops increased $1.2 million in the third quarter of fiscal 2007 to $9.4 million due to the higher number of company-operated shops.

During the third quarter of fiscal 2007, the Company recorded business transformation charges of $0.6 million in selling, general and administrative expense. The charges primarily reflect the Company’s partial funding of the rollout of a new shop image for Midas dealers. During the third quarter of fiscal 2006, the Company recorded business transformation charges of $0.4 million in connection with the Company’s partial funding of the rollout of the new shop image for Midas dealers.

During the third quarter of fiscal 2007, the Company sold its vacant manufacturing facility in Hartford, WI for approximately $1.1 million. As a result of this asset sale, the Company recorded a gain of approximately $0.2 million. No material gains or losses were recorded during the third quarter of fiscal 2006.

As a result of the above changes, operating income decreased $0.1 million to $7.5 million in the third quarter of fiscal 2007 from $7.6 million in the third quarter of fiscal 2006. Excluding the impact of the above described business transformation charges and gains on the sale of assets, operating income for the third quarter of fiscal 2007 was $7.9 million compared to $8.0 million for the third quarter of fiscal 2006. Excluding the impact of business transformation charges, operating income margin decreased to 17.1% in the third quarter of fiscal 2007 from 17.7% in the third quarter of fiscal 2006. The decline in operating margin primarily reflects the negative impact of lower franchise royalties and the shift in composition of the Company’s business towards more company-operated shops.

Interest expense was $2.3 million in the third quarter of both fiscal 2007 and 2006. Interest expense remained unchanged despite a $7.8 million year-over-year increase in bank debt primarily due to the reduction in interest rates that resulted from changes in the Company’s debt agreement in 2006.

No material other income was recorded during the third quarter of fiscal 2007 compared to other income of $0.3 million in the third quarter of fiscal 2006. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses. During the third quarter of fiscal 2007, income from interest on overdue customer accounts was offset by losses on currency translation for inter-company accounts.

The Company’s effective tax rate was 41.4% in the third quarter of fiscal 2007 compared to 56.7% in the third quarter of fiscal 2006 and compared to the 2007 statutory tax rate of 39.0%. The fiscal 2007 variance from the statutory rate is primarily due to the impact of non-deductible executive compensation. The third quarter fiscal 2006 tax rate was unusually high due to the correction of an error in 2004 and 2005 income tax expense.

As a result of the above items, net income increased $0.6 million from net income of $2.4 million in the third quarter of fiscal 2006 to net income of $3.0 million in the third quarter of fiscal 2007.

First Nine Months Fiscal 2007 Compared with the First Nine Months Fiscal 2006

The following is a summary of the Company’s sales and revenues for the first nine months of fiscal 2007 and 2006: ($ in millions)

	2007	Percent to Total	2006	Percent to Total
Franchise royalties and license fees	$46.2	34.7%	$48.7	36.6%
Real estate revenues	27.0	20.3	27.3	20.5
Company-operated shop retail sales	32.9	24.7	30.8	23.2
Replacement part sales and product royalties	23.7	17.8	23.3	17.5
Other	3.3	2.5	2.9	2.2

Total sales and revenues	$133.1	100.0%	$133.0	100.0%

Total sales and revenues for the first nine months of fiscal 2007 increased $0.1 million, or 0.1%, from the first nine months of fiscal 2006 to $133.1 million. Within the retail auto service business, royalty revenues and license fees decreased $2.5 million, or 5.1%, from fiscal 2006. This decrease was primarily driven by a decrease in U.S. comparable shop retail sales, a decline in the number of North American shops compared to the same period in the prior fiscal year and a scheduled reduction in international royalties paid by Norauto. For the first nine months of fiscal 2007, comparable shop sales in North America declined approximately 1.5%. Revenues from real estate leases declined slightly to $27.0 million as higher revenues from scheduled rent increases were offset by the net reduction in the number of shops subject to real estate rental agreements and lower revenue from sales-based rental agreements.

Sales from company-operated shops were $32.9 million in the first nine months of fiscal 2007 compared to $30.8 million in the first nine months of fiscal 2006. The increased revenues, all of which came in the third quarter of fiscal 2007, reflect additional company-operated shops as a result of acquisitions. Comparable shop sales for the company-operated shops increased 0.7% during the first nine months of fiscal 2007.

Replacement part sales and product royalties increased from $23.3 million to $23.7 million in the first nine months of fiscal 2007. This increase in replacement part sales and product royalties was primarily due to increased sales of tires and batteries to Midas dealers, partially offset by lower product royalties driven by lower U.S. dealer purchases from AutoZone. Other revenue increased $0.4 million reflecting continued growth in the Company’s RO Writer software business.

The Company’s gross profit margin decreased to 63.8% of sales in the first nine months of fiscal 2007 from 64.1% in fiscal 2006. This slight year-over-year decrease in gross margin primarily reflects a shift in the mix of revenues from higher margin franchising royalties to relatively lower margin company-operated shop sales. This was partially offset by a decline in warranty expense of $0.7 million to $3.6 million, or 2.7% of total sales for the first nine months of fiscal 2007, compared to $4.3 million, or 3.2% of total sales in fiscal 2006.

Selling, general and administrative expenses in the first nine months of fiscal 2007 decreased $3.7 million, or 8.8%, from the first nine months of fiscal 2006 to $38.4 million. This reduction primarily reflects a $1.1 million reduction in expenses related to the annual dealer convention, a $1.1 million reduction in legal expense due to the coverage of legal fees by one of the Company’s insurers, and a savings of $1.2 million on exhaust distribution expense due to the final exit from that business in the first quarter of fiscal 2006. Operating expenses for the company-operated shops business increased by $0.4 million as a result of an increase in the number of shops in operation compared to the same period one year ago.

During the first nine months of fiscal 2007, the Company recorded business transformation charges of $2.1 million in selling, general and administrative expense. The charges reflect $1.3 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers, $1.0 million related to the early termination of the Company’s supply agreement with AutoZone, and $0.2 million for other charges. Offsetting these charges were credits of $0.4 million to reflect adjustments to the

Company’s reserve for non-recoverable lease costs pertaining to the closure of six company-operated shops in 2006. During the first nine months of fiscal 2006, the Company recorded business transformation charges of $0.9 million primarily in connection with the Company’s partial funding of the rollout of the new shop image for Midas dealers.

During the first nine months of fiscal 2007, the Company sold its vacant manufacturing facility in Hartford, WI for approximately $1.1 million. As a result of this asset sale, the Company recorded a gain of approximately $0.2 million. During the first nine months of fiscal 2006, the Company recorded a $3.4 million gain on sale of assets. This included the final recognition of the remaining $1.8 million deferred gain from the March 2005 sale of the Company’s Chicago warehouse, and a $1.6 million gain on the sale of equipment liquidated in connection with the Company’s exit from exhaust manufacturing and distribution.

As a result of the above changes, operating income declined $1.5 million to $20.5 million in the first nine months of fiscal 2007 from $22.0 million in the first nine months of fiscal 2006. Excluding the impact of the above described business transformation charges and gains on sale, operating income for the first nine months of fiscal 2007 was $22.4 million compared to $19.5 million for the first nine months of fiscal 2006. Excluding the impact of business transformation charges and gains on sale, operating income margin increased to 16.8% in the first nine months of fiscal 2007 from 14.7% in the first nine months of fiscal 2006. The improvement in operating margin primarily reflects savings on administrative overhead expense, the elimination of operating losses in the Company’s exhaust distribution operation and improved profitability of company-operated shops, all of which offset the negative impact of lower franchise royalties.

Interest expense was $6.8 million in the first nine months of both fiscal 2007 and 2006. Interest expense remained unchanged despite higher average bank debt compared to the year ago period primarily due to the reduction in interest rates that resulted from changes in the Company’s debt agreement in 2006.

Other income declined from $0.8 million in the first nine months of fiscal 2006 to $0.3 million in the first nine months of fiscal 2007 primarily due to currency exchange related losses. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 41.3% in the first nine months of fiscal 2007 compared to 44.8% in the first nine months of fiscal 2006 and compared to the 2007 statutory tax rate of 39.0%. The fiscal 2007 variance from the statutory rate is primarily due to the impact of non-deductible executive compensation. The tax rate for the first nine months of fiscal 2006 was unusually high due to the correction of an error in 2004 and 2005 income tax expense.

As a result of the above items, net income decreased $0.6 million from net income of $8.8 million in the first nine months of fiscal 2006 to net income of $8.2 million in the first nine months of fiscal 2007.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2007 and 2006, respectively (in millions):

	2007	2006
Cash provided by operating activities before cash outlays for business transformation costs and net changes in assets and liabilities	$24.8	$22.2
Cash outlays for business transformation costs	(2.4)	(4.8)
Net changes in assets and liabilities	2.0	2.9

Net cash provided by operating activities	24.4	20.3
Net cash used in investing activities	(10.7)	(3.2)
Net cash used in financing activities	(13.6)	(17.2)

Net change in cash and cash equivalents	$0.1	$(0.1)

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit. This allows Midas to minimize interest expense and to maintain a low cash balance. Midas’ cash and cash equivalents increased $0.1 million in the first nine months of fiscal 2007.

The Company’s operating activities provided net cash of $24.4 million during the first nine months of fiscal 2007 compared to $20.3 million in the first nine months of fiscal 2006. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash from operating activities increased from $22.2 million in the first nine months of fiscal 2006 to $24.8 million in the first nine months of fiscal 2007, as the decrease in net income and lower utilization of deferred tax assets was offset by the $3.2 million year over year decrease in gain on sale of assets, higher business transformation charges, and higher stock based compensation. Cash outlays for business transformation costs declined from $4.8 million in the first nine months of fiscal 2006 to $2.4 million in the first nine months of fiscal 2007. Cash outlays for business transformation costs in the first nine months of fiscal 2007 were related to the Company’s update of its retail shop image and the early termination of the supply agreement with AutoZone, while cash outlays in the first nine months of fiscal 2006 were related to the exit from exhaust manufacturing and distribution, as well as the retail image update.

Changes in assets and liabilities declined from a $2.9 million source of cash in the first nine months of fiscal 2006 to a $2.0 million source of cash in the first nine months of fiscal 2007. The $2.9 million source of cash in 2006 was primarily due to a decline in inventories as a result of the final liquidation of exhaust inventory, while the $2.0 million source of cash in 2007 was primarily due to decreased accounts receivable and the timing of payments.

Investing activities used $10.7 million of cash in the first nine months of fiscal 2007 compared to using $3.2 million of cash in the first nine months of fiscal 2006. Fiscal 2007 investing activities primarily consisted of $10.1 million paid in conjunction with the acquisition of 26 shops and other assets from certain Midas dealers, $2.9 million in systems development projects, company-operated shop equipment additions and other capital expenditures and $2.3 million in cash generated as the result of the sale of 11 company-operated shops and the sale of a former exhaust manufacturing facility. Fiscal 2006 investing activities primarily consisted of $2.9 million in systems development projects, company-operated shop equipment additions and other capital expenditures, $1.4 million paid in conjunction with the acquisition of six Midas shops and other shop assets from a Midas dealer and $1.1 million in cash generated as the result of the sale of certain exhaust manufacturing assets.

Net cash used in financing activities was $13.6 million in the first nine months of fiscal 2007, compared to net cash used of $17.2 million in the first nine months of fiscal 2006. During fiscal 2007, the Company increased total debt by $7.5 million, decreased outstanding checks by $2.5 million, paid $21.1 million to repurchase shares of the Company’s common stock and received $2.5 million in cash from the exercise of outstanding stock options. In fiscal 2006, the Company reduced total debt by $4.2 million, reduced outstanding checks by $1.5 million, paid $13.3 million to repurchase shares of the Company’s common stock and received $1.8 million in cash from the exercise of outstanding stock options.

On October 27, 2005, the Company entered into a five-year, unsecured $110 million revolving credit facility. On September 15, 2006, the Company amended this revolving credit facility. The amended facility is expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. As of September 29, 2007, the interest rate on the Company’s revolving loan borrowings was priced at LIBOR plus 1.25%.

As of September 29, 2007, a total of $70.0 million was outstanding under the revolving credit facility. As of December 30, 2006, a total of $61.1 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $70.0 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments.

On November 9, 2004, the Midas Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million of the Company’s outstanding common stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program and on May 8, 2007 the Board authorized an additional $50 million increase. The Company intends to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company has paid approximately $57.4 million for shares acquired under this current program since the buyback program was first initiated in 2004.

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

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at September 29, 2007. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

Midas’s policy continues to be to recognize accrued interest related to uncertain tax positions and penalties as components of other income (expense), net. As of September 29, 2007, the Company had a $1.2 million liability for uncertain tax positions, all of which represented tax positions that, if recognized, would impact the effective tax rate. The statute of limitations remains open for U.S. Federal tax returns for 2003 and subsequent years. The statute of limitations remains open for Canadian tax returns for 2003 and subsequent years. During the periods open to examination, the Company has net operating losses and tax credit carry forwards that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. As of September 29, 2007, the Company has not recorded any provisions for accrued interest or penalties related to uncertain tax positions.

During the nine months ended September 29, 2007, there have been no material changes in the liability for uncertain tax positions.

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

Additionally, SFAS 158 requires an employer to measure the funded status of its plan as of the date of its year-end statement of financial position. This provision becomes effective for Midas no later than fiscal year-end 2008, which ends January 3, 2009. The funded status of the majority of Midas’ pension plans is currently measured annually as of the 30th of September.

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

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $70.0 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of September 29, 2007, the fair value of these instruments was a pre-tax loss of approximately $0.4 million.

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

During the third quarter of fiscal 2007, the Company implemented a new general ledger and financial reporting system. The Company also implemented a new property management system. The new property management system is utilized for all North American locations that are either owned or leased. There were no other significant changes in internal controls during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 2007: (July 1, 2007 through July 28, 2007)	30,000	$20.90	30,000	$49,359,326
August 2007: (July 29, 2007 through August 25, 2007)	155,800	$19.00	155,800	$46,399,242
September 2007: (August 26, 2007 through September 29, 2007)	197,000	$19.14	197,000	$42,628,974

Total	382,800	$19.22	382,800

(1)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of September 29, 2007, a total of approximately 2,752,700 shares had been repurchased under this current plan since its inception. The average price of shares repurchased under the plan was approximately $20.84.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2007	/s/ Alan D. Feldman
Alan D. Feldman
Chairman, President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Executive Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller