Form 10-K
period 2007-12-29
MIDAS INC
filed 2008-03-13
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.    Large Accelerated Filer  ☐    Accelerated Filer  ☒     Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $331.9 million.

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of February 28, 2008 was 13,830,394.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders of the Registrant (the “2008 Proxy Statement”) are incorporated by reference into Part III.

PART I

Item 1.	Business

As used herein, and except where the context otherwise requires, the terms “Midas” and the “Company” include Midas, Inc. and its consolidated subsidiaries. References to fiscal years are to years ended December 29, 2007 (“fiscal 2007”), December 30, 2006 (“fiscal 2006”), and December 31, 2005 (“fiscal 2005”).

Background

Midas is among the world’s largest and most recognized providers of automotive aftermarket services with more than 2,550 shops globally, leading market positions in core retail service offerings and strong brand equity. Midas retail shops, which are operated by the Company, its franchisees and licensees, offer a comprehensive array of automotive repair and maintenance services. As of December 29, 2007, there were 1,711 North American Midas shops located in all 50 U.S. states and nine Canadian provinces. The Company believes it is among the leaders in terms of market share in the U.S. automotive service industry (excluding tires, collision parts and parts for heavy duty trucks). Midas enjoys strong brand recognition, demonstrated by a consumer awareness rate of over 90%, and high levels of customer loyalty through its lifetime warranty program. The Company also believes that its real estate operations provide a unique advantage by allowing control over a majority of the retail sites operating under the Midas brand.

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

Industry Overview

Midas competes in the approximately $163 billion U.S. automotive aftermarket industry, which includes replacement parts (excluding collision parts and parts for heavy duty trucks), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. Approximately 54% of this amount is from the sale of installed parts, while 32% is from labor and 14% is from the Do-It-Yourself (“DIY”) market. Midas participates in the installed parts and labor segments of the market. Midas does not participate in the DIY market.

Increased technological complexity and durability of vehicles have been the dominant forces in the evolution of the automotive repair industry since the 1970’s. As a result, the types of service providers, as well as the type and frequency of repairs being performed, have changed over time. The total number of service outlets in the U.S. has been declining over the past 10 years. The largest decrease is attributable to a reduction in the number of local service stations offering automotive repair. As the number of service stations offering automotive repair has decreased, more sophisticated service providers have emerged. The number of independent maintenance and repair shops and large automotive repair chains has increased. In addition, automobile manufacturers and dealers are more aggressively pursuing repair and maintenance business by separating automotive service operations from showrooms and offering more convenient service.

The increased technological sophistication of modern automobiles has also affected the type and frequency of service needed over the lifetime of a vehicle. Vehicles are now assembled with more durable parts and many parts are now more technologically advanced. As a result, the services performed over the lifetime of today’s vehicles are more likely to be scheduled maintenance services and light repair work. Most automotive service providers have adapted to this change by broadening their menu of services in order to offset the decline in revenue resulting from the improved durability of automotive parts.

Despite the improved durability of today’s vehicles, the Company believes that the U.S. automotive aftermarket is characterized by stable demand. The overall market is growing because of the increasing size and age of the country’s automotive fleet, the increased technological complexity of vehicles leading to higher cost repairs and maintenance, and the generally increasing number of miles driven annually. In addition, recent industry statistics indicate that there is more than $53 billion in neglected vehicle maintenance every year.

According to published industry information, the number of vehicles in use in the U.S. has grown every year since 1992, primarily as a result of steady annual increases in new light truck sales. In addition, the median age of vehicles in use continues to increase. From 1990 to 2007, the median age of cars in use grew from 6.5 years to 9.2 years. As the warranties for aging vehicles expire, automotive aftermarket service providers should be well positioned to benefit from the needs of owners to have their vehicles serviced. The aging of the vehicle population benefits the automotive aftermarket industry because older vehicles tend to require more maintenance and repair services.

In addition, vehicle usage, as indicated by miles driven, influences the demand for automotive repairs and maintenance. According to the U.S. Department of Transportation, between 1990 and 2005, aggregate annual miles driven by cars and light trucks increased 39% from 1.99 billion to 2.76 billion. However, recent surveys indicate that growth in total miles driven has flattened out in the past two years and miles driven per vehicle likely declined. The dramatic increase in gasoline prices in the past two years appears to have influenced driving habits. This pattern was also observed during certain years in the 1970’s when gas prices increased sharply.

Company Overview

Midas operates in a single business segment with retail, supply chain and real estate operations in support of automotive service shops. Retail operations consist of franchised and company-operated Midas shops in North America and licensed Midas shops in 15 other countries. Supply chain activities include providing value-added merchandising services to franchisees in which the Company establishes relationships with vendors who distribute products and equipment directly to Midas shops. Real estate activities include the development, ownership and leasing of Midas shops in North America.

Midas retail locations historically operated as under car specialists focused on the replacement of exhaust, brakes, and shocks and struts. As recently as 1997, exhaust and brake repair services constituted 82% of Midas’ retail shop revenues in the U.S. market. As automobile manufacturers began to employ non-corrosive stainless steel exhaust systems in the mid 1980’s, the average life of an original equipment exhaust system began to increase from three years to over 10 years. As a result, beginning in the mid 1990’s, Midas’ core exhaust replacement business began to experience sustained revenue declines. This trend, combined with the increased technological complexity and durability of newer vehicles, changed the nature of automotive repairs. Today, the services performed over the lifetime of a vehicle are more likely to be maintenance services and light repair work.

In response to these trends, the Midas retail system began to broaden its service menu in 1999, with the purpose of transforming itself from an under car specialist to a full-service automotive repair and maintenance provider, leveraging Midas’ strong brand name and nationwide presence.

In addition to managing the global Midas retail system, the Company historically distributed brake, shock, strut and other automotive parts to its dealers in North America through a network of automotive parts warehouses. The Company also manufactured and distributed exhaust products and equipment to Midas dealers and independent exhaust distributors. However, the dramatic decline in the retail exhaust business coupled with the broadening services menu and the emergence of quick delivery parts suppliers caused retail auto service providers, including Midas dealers, to gradually reduce their investments in parts inventories within their shops, preferring to source required auto parts only at the time the part was needed for a specific customer. As a result of these trends, the Company’s revenue from the wholesale distribution of parts declined and its wholesale distribution and exhaust manufacturing operations became unprofitable.

In 2003, Midas management redirected the Company’s strategic focus towards the core Midas retail operations. During that year, the Company shut down its network of parts distribution warehouses and outsourced parts distribution on behalf of Midas dealers in the U.S. and Canada. In 2005, the Company ceased production at its Hartford, Wisconsin exhaust manufacturing facility and liquidated certain assets related to its exhaust manufacturing operation. In early 2006, all remaining exhaust inventory and equipment was sold and liquidated and the Company’s last remaining distribution warehouse was closed.

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

Midas Retail Auto Service Shops

The Midas system consists of 2,555 shops operated by the Company, its franchisees and its licensees under the Midas brand, providing automotive repair and maintenance services in the U.S., Canada, Europe, Australia, the Middle East, Latin America and the Caribbean. Midas believes it is the largest automotive aftermarket service retail franchise in the world, with 2,555 locations, of which 1,711 are located in the U.S. and Canada (hereinafter referred to as “North America”). Midas has locations in all 50 states and nine Canadian provinces, resulting in substantial market coverage throughout North America and strong credibility for Midas’ North American lifetime warranty program.

The following table sets forth the number of North American franchised Midas shops, company-operated shops, and shops outside of North America, as of the end of each of the fiscal periods indicated:

Fiscal Year End	2007	2006	2005	2004	2003
North American franchised	1,620	1,685	1,730	1,761	1,811
North American company-operated	91	66	69	73	73
International franchised and licensed	844	819	811	801	789

Total	2,555	2,570	2,610	2,635	2,673

Midas shops are generally located in free-standing buildings in high traffic areas with good visibility and easy access to major roadways. The Company believes that its portfolio of Midas real estate locations built over the past 50 years could not be easily replicated. Given the limited number of desirable repair shop locations and impediments to opening repair shops resulting from zoning and building code restrictions, as well as landlord and developer requirements, entry into the automobile repair market on a large-scale basis is difficult.

The Company supports the Midas retail network with an annual advertising program that is one of the largest in the automotive aftermarket repair business. North American franchisees pay Midas monthly royalties of approximately 10% of retail sales. Midas is obligated to spend an amount equal to one-half of the royalty payments received from franchisees for advertising placed during the calendar year in which the royalties are received or during the following calendar year. In addition, Midas incurs supplemental advertising costs, primarily related to its company-operated shops, which are included in selling, general and administrative expenses. In fiscal 2007, total advertising spending in North America was approximately $53 million.

In the U.S., Midas has strong brand equity in the automotive repair category. In 2007, approximately 59% of U.S. retail system sales were in categories where the Company believes it has the number one or number two market position as shown by its internal estimates of market share. According to Midas’ tracking studies, over 90% of consumers are familiar with the Midas brand name and Midas is among the leading brands mentioned of automotive repair providers.

An important feature of the Midas system is the requirement that the retail customer be provided a written lifetime warranty from Midas on certain products (namely brake friction, mufflers, shocks and struts) that will be honored at any Midas shop throughout North America. Each Midas shop is required to honor such warranties in accordance with their terms and with policies as issued from time to time by the Company, which ensures consistency throughout the Midas system.

The Company believes that its Midas lifetime warranty program provides a competitive advantage over other automotive repair companies and independent service shops, and the breadth of Midas’ geographic coverage makes it difficult to duplicate the Midas program. This program generates recurring business from existing customers and promotes customer loyalty. The Company believes that many of its first-time customers choose Midas based upon the lifetime warranty program. In addition, significant portions of exhaust, brake, shock and strut jobs performed at retail involve customers returning for warranty service. Importantly, most warranty replacement work is profitable at the shop level as, in accordance with the terms of the warranty, customers are charged for labor plus other non-warranted parts necessary for the warranty replacement. Additionally, many of Midas’ customers returning for warranty service choose to spend substantial incremental dollars on additional services. The Company believes that its presence in all 50 states and nine Canadian provinces, coupled with the repeat business generated by its North American lifetime warranty program, can be leveraged to capture a larger percentage of automotive repair and maintenance services in segments other than exhaust, brakes and suspension/steering.

From its inception in 1956 through 1959, the Midas retail system focused exclusively on replacement of exhaust systems. On a national basis, Midas added shock replacement in 1960, brake repair in 1979 and alignment in 1988. Historical core business offerings included only exhaust systems, brakes, shocks and struts, steering and suspension. Midas estimates that the potential market for these core offerings is only 12% of the approximately $163 billion U.S. automotive aftermarket parts and services industry.

Beginning in 2000, Midas implemented a New Midas strategy, which included the rollout of new service categories and a renewed focus on customer service. Under the New Midas program, the Midas system expanded its retail offerings to include general repair, heat exchange products and climate control services. These New Midas categories more than doubled the size of Midas’ addressable market. Today, most Midas shops offer exhaust, brake, suspension, air conditioning, tires, batteries and a wide variety of other routine maintenance services. Since 1997, Midas’ U.S. exhaust sales at retail have declined at an annual rate of 10% on a same store basis, but this deterioration has been offset by the expansion of Midas’ service offerings into the New Midas categories. Currently, New Midas services account for approximately 41% of system-wide retail sales. Midas’ business strategy is to continue to expand these service offerings in the future and to further reposition the Midas brand as a source for total car care.

The following table compares the current Midas U.S. retail service mix with last year, five years ago and 20 years ago.

Changes in U.S. Midas Retail Service Mix

	2007	2006	2002	1987
Exhaust	12%	14%	21%	51%
Brakes	38%	40%	41%	32%
Suspension, shocks and struts	9%	8%	10%	15%
New Midas categories	41%	38%	28%	2%

The broadening of retail service offerings has more than offset the continuing deterioration in the exhaust replacement market. As a result, the average sales of a Midas shop have increased over the past five years. The average U.S shop sales were approximately $629,000 in 2007 and $583,000 in 2002. The Company believes that the Midas system has the potential for substantial growth in retail sales.

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

Tires: In fiscal 2004, Midas successfully launched a major retail initiative to significantly expand Midas shop sales of tires and related tire services. In support of this objective, the Company formed an alliance with Bridgestone-Firestone to distribute tires directly to Midas system shops throughout North America. As a result, U.S. comparable shop sales of tires and related tire services increased 40% in 2005, 13% in 2006 and an additional 13% in 2007. Currently, approximately 78% of the Midas shops in North America are consistently participating in the Company’s program with Bridgestone-Firestone. For the past three years, the total comparable shop sales performance of shops that most actively participate in the Bridgestone-Firestone program has consistently exceeded the performance of shops not actively participating in the program. Going forward, the Company believes that sales of tires and related tire services will be a significant component of future revenue growth for the Midas system and is testing an expanded tire program in certain company-operated and franchised shops in the U.S.. In fiscal 2007, the sale of tires and related tire services comprised 4.9% of total Midas system sales in the U.S. Midas management expects that percentage to grow to at least 10% over time.

Maintenance Services: In fiscal 2005, the Company began the roll out of a series of initiatives designed to build sales in maintenance services and increase repeat customer business. The program includes the standardization of the Midas oil change service and vehicle inspection process, providing all customers with suggested factory maintenance schedules and increasing the Midas shop’s focus and capabilities in fluid exchange services, which are an increasingly important component of factory scheduled maintenance. During fiscal 2005, the Company launched its maintenance services program with a major national promotion, and the Company rolled out a customer relationship management (“CRM”) marketing program. The CRM program utilizes direct marketing to generate more frequent shop visits from existing customers. In the past, such direct marketing efforts were inconsistent and not well targeted. With the Midas CRM program, promotional offers are now directly marketed to customers based on specific customer needs and historical service activity. The Company believes its maintenance initiatives and CRM program together represent a comprehensive approach to enhancing customer retention and increasing shop visit frequency, which are essential to driving the future growth in retail sales of the Midas system. In response to the Company’s efforts to build maintenance revenues and increase shop visit frequency, U.S. comparable shop sales of oil changes increased by more than 9% in 2007 on top of increases of 5% in 2006 and 16% in 2005. Currently, maintenance revenues in the typical Midas shop comprise approximately 20% of total revenues, and management believes this category’s share of total revenue will continue to expand significantly in the future.

Fleet Sales: During 2007, Midas implemented a comprehensive program targeting fleet vehicle maintenance services. The Company’s fleet program includes sales and marketing initiatives targeted to both national and local fleets, standardized pricing, and an outsourced billing and collection solution to better enable dealers to manage fleet-related receivables.

The Company believes that its national scope, high level of brand awareness, and broad-based competency in automotive repair and maintenance services will enable the Company to successfully compete for fleet vehicle maintenance service business. Currently, fleet revenues from both national and local fleets currently represent only a small, but growing, fraction of Midas’ total retail sales in North America. In the U.S., revenues from national and local fleet customers in 2007 were approximately 0.8% of total retail sales, but increased nearly 34% compared to the prior year. The Company believes that fleet revenues can now begin to meaningfully contribute to the growth of Midas retail revenue in North America.

Image Update: In connection with Midas’ ongoing retail transformation described above, the Company developed a major update to the Company’s shop image. The new image program was based on extensive customer research and incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into maintenance services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. In order to encourage Midas dealers to adopt this new image, the Company offered to provide a subsidy of up to $2,600 per shop for those franchisees who agreed to adopt the program prior to the end of fiscal 2007. Currently, over 1,000 U.S. locations have converted to the new image with an additional 200 to 300 shops committed to completing the conversion program in fiscal 2008. The subsidy offer has been extended through the end of fiscal 2008 for franchisees in Canada.

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

During the past several years, the Company has invested in the rebuilding of its franchise development capabilities. During fiscal 2007, the Company upgraded its franchise development staff, increased the scope of its franchise marketing programs and began holding informational seminars for prospective franchisees in key markets. In addition, the Company recently implemented new market planning software tools that significantly improved its ability to assess the revenue potential of new and existing shop locations, as well as better identify trade areas for new Midas locations. Midas management also believes the Company has a significant opportunity to grow the Midas system through the conversion of independent service providers whose facilities and operating capabilities match the new Midas business model. During fiscal 2007, six such conversions were completed and the Company is aggressively seeking to expand conversion activity in the future.

While Midas believes its franchise development initiatives ultimately will lead to net growth in shop count, closures continued to outpace openings. During fiscal 2007, Midas opened 15 shops in North America and closed 55 shops.

Franchised Midas Shops

As of December 29, 2007, there were 1,620 North American franchised shops, which were located in all 50 U.S. states and nine Canadian provinces. Approximately 650 franchise dealers operate these shops, with one dealer having more than 32 shops. Nearly 61% of the franchised shops are owned and operated by dealers with five or fewer shop locations.

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

Midas supports the franchise dealer network with 30 district managers and six regional managers. Each district manager covers approximately 54 shops and assists franchisees with operations execution, coordinates implementation of key retail initiatives, monitors compliance with franchise agreement parameters, and manages Midas’ training efforts.

A typical franchised Midas shop is approximately 4,000 square feet, has six service bays and generated annual revenues of approximately $629,000 in 2007.

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

During fiscal 2007, the Company acquired or opened 37 shops and re-franchised 12 shops. As of December 29, 2007, the Company owned and operated 91 Midas shops in eight states and Canada, with the largest concentrations in Florida (28 shops), Colorado (13 shops), California (12 shops) and Pennsylvania (11 shops). Going forward, the Company intends to maintain a core group of company-operated Midas shop locations. From time-to-time, on an opportunistic basis, Midas may acquire or re-franchise additional North American Midas shops.

The typical company-operated shop is staffed with a manager, an assistant manager or shop foreman, and three to four automotive service technicians. The company-operated shop business is managed by a Vice President/General Manager, two regional operations managers and 11 district managers.

The typical company-operated shop is approximately 4,000 square feet, has six service bays and generated annual revenues of approximately $628,000 in fiscal 2007.

International Operations

In October 1998, Midas sold its franchising and company-operated shop businesses in Europe and South America to Magneti Marelli, S.p.A., a member of the Fiat Group, for $100 million, and entered into a licensing agreement for the ongoing use of the Midas trademarks and know-how. As part of the licensing agreement, Magneti Marelli agreed to pay Midas a fixed, U.S. dollar denominated license fee through 2007, after which the fee will be paid in Euros and variable based upon a percentage of retail sales. Midas realized $8.9 million in international license fees under this agreement in fiscal 2007, representing approximately 5.0% of consolidated revenue and 27.4% of operating income. Under the variable fee arrangement, that amount would have been reduced to approximately $4.3 million. In September 2004, Fiat Group sold the Midas franchising and company-operated shop businesses in Europe and South America to Norauto Group S.A. of France, a major European automotive service provider. As part of this transaction, Norauto assumed the existing Magneti Marelli licensing arrangement with Midas. In fiscal 2000, Midas completed the sale of its Australian operations, which consisted of both franchised and company-operated shops. Midas also has international licensees in Mexico, Honduras and in the Caribbean. In February 2008, the Company added a new Midas licensee in Costa Rica, which was the first new international license agreement for the Midas system since 2000. The Company continues to seek ways to leverage the value of the global Midas brand through development of additional licensee relationships throughout the world.

As of December 29, 2007, there were approximately 844 Midas shops located in Europe, Australia, the Middle East, Latin America and the Caribbean. The Company meets periodically with its international licensees to ensure compliance with licensing agreements, communicate operating and marketing best practices and share the Company’s vision for future growth and development.

For financial information about the principal geographic areas in which the Company operates, see Note 13 of Notes to Financial Statements included elsewhere in this Annual Report.

R.O. Writer Software System

In January 2001, the Company acquired the assets of Progressive Automotive Systems of Houston, Texas, a provider of automotive industry shop management software sold under the name R.O. Writer. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the system. The Company believes this software helps to promote operational consistency and excellence throughout the Midas system. As of December 29, 2007, the R.O. Writer system was installed in nearly 1,100 Midas shops, comprising approximately 62% of Midas system locations throughout North America. Additionally, the system has been installed in several thousand non-Midas auto service shops in the United States.

Supply Chain

The Midas system in North America is supported by the Company’s supply chain activities. The Company provides value-added merchandising services to franchisees by establishing relationships with vendors who distribute products and equipment directly to Midas shops. The Company establishes and actively manages these relationships with parts vendors on behalf of Midas dealers in order to provide Midas dealers with ready access to high quality parts at favorable pricing.

Historically, the Company was much more directly involved in the supplying of automotive parts and equipment to Midas dealers. For most of its history through late 2003, the Company supplied a broad range of automotive parts to Midas dealers in North America through its network of regional parts distribution centers and Parts Warehouse Inc. (“PWI”) quick delivery sites. In addition, the Company manufactured exhaust products and equipment, which were distributed to Midas dealers and other non-Midas customers. During 2003, the Company outsourced the wholesale distribution of Midas brand products and other replacement parts, closed all but one of the Company’s regional distribution centers and disposed of its PWI quick-delivery distribution locations. Subsequently, in fiscal 2005, the Company entered into new exhaust supply arrangements with its vendors, which allowed the Company to exit its unprofitable exhaust manufacturing and distribution business. As a result of these agreements, Midas ceased production at its Hartford, Wisconsin exhaust manufacturing plant during the third quarter of fiscal 2005. The Company continued to operate its exhaust distribution warehouse in Chicago, Illinois during the first quarter of 2006 in order to provide Midas brand exhaust products to certain Midas dealers prior to their final conversion to the new exhaust supply program. During the first quarter of fiscal 2006, all remaining exhaust inventory and equipment was sold and liquidated and the Chicago exhaust distribution warehouse was closed. As a result of the above transformation of the Company’s supply chain activities, the Company is no longer engaged in the manufacturing or distribution of parts to Midas dealers.

Under the new supply chain business model, the Company establishes relationships with large vendors of automotive replacement parts and arranges for the distribution of these products directly to Midas shops. Most dealers’ parts sourcing needs are addressed through the Company’s relationships with major full-line automotive replacement parts suppliers such as the National Automotive Parts Association (“NAPA”), Uni-Select Inc., and CarQuest Corporation. These vendors provide Midas dealers with weekly delivery of replacement parts to Midas retail shops, as well as access to just-in-time parts delivery through a broad network of quick-delivery parts distribution sites across North America. The Company believes its supply agreements with these suppliers enable Midas dealers to purchase high quality replacement auto parts at favorable pricing.

For most supply chain relationships, the vendor bills the Midas dealer directly for his purchases. The Company’s involvement is limited to negotiating preferred pricing and terms on behalf of franchisees by leveraging the buying power of the Company’s nationwide retail network. From 2003 through 2007, the Company received product royalties from these vendors based on Midas shop purchases. These product royalties were recorded as revenue and were used to offset the future cost of redemptions under the Company’s lifetime warranty program. Effective as of the beginning of 2008, the Company significantly expanded the number of approved U.S. suppliers and modified its contracts with existing U.S. suppliers. Under the new arrangement, the Company no longer receives product royalties from U.S. vendors. These royalties are instead paid to Midas shops in the form of rebates, which lower the Midas shop cost of goods. At the same time, the Company instituted a new fee to its shops that will cover the future cost of warranty redemptions. This fee will be adjusted annually so that the Company has no net cost or profit from the U.S. lifetime warranty program. See Note 1 of Notes to Financial Statements.

In Canada, the Company continues to collect product royalties from vendors and these royalties are used to offset the future cost of warranty redemptions.

In addition to the above described full-line parts supply arrangements, the Company has established relationships with certain other suppliers to support the more specialized sourcing needs of Midas dealers. Currently, these include the Company’s agreements with Bridgestone-Firestone, Interstate Battery and Shell Oil for the distribution of tires, batteries and bulk oil and chemicals, respectively. The Company also maintains relationships with key equipment vendors to provide Midas dealers with cost-competitive access to shop equipment. Under most of these arrangements, the Company bills the franchise dealers for the product purchased from the vendor, and then the Company, in turn, pays the vendor for the product. The Company records the sale of the product and holds the related accounts receivable. The Company’s gross margins on these purchasing arrangements are very low, and the gross profit is primarily intended to cover administrative costs and potential bad debts that might arise from the sale of these products. In the past, the sales of products under these purchasing arrangements represented a small percentage of the overall Midas wholesale product sales. However, with the Company’s closure of the traditional wholesale operations in fiscal 2003, the percentage of wholesale revenues attributable to these purchasing arrangements increased significantly, and the overall gross margin percent achieved by the Company on wholesale product transactions has declined as a result. While the Company receives a small gross margin related to these purchasing arrangements, Midas also receives royalties on the ultimate sale of these products to consumers at retail in the Midas system.

Real Estate

Midas Realty Corporation (“Midas Realty”), a wholly-owned subsidiary, leases real estate that is subleased to franchisees and owns real estate in the U.S. and Canada that is leased to franchisees. In circumstances where the Company does not own or lease real estate for Midas shops, Midas Realty enters into contingent operating lease agreements or other forms of real estate control in order to ensure its ability to take possession of the real estate used by Midas shops in the event of a franchisee termination. This allows the Company to maintain control of a shop location in the event of a franchisee termination and prevents re-branding of a location to a competitive branded repair facility or an independent repair facility. As of December 29, 2007, Midas owned 223 retail locations, leased 500 locations and used other forms of real estate control over an additional 694 locations. This approach provides effective control over 1,417 of the 1,711 Midas shops in North America, or approximately 83%.

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

An initial franchise fee is charged upon execution of a Franchise Agreement. In opening a Midas shop, a franchisee makes additional expenditures relating to fixtures, machinery and equipment and initial product inventory. Historically, none of the fees and expenses was financed by Midas and, with the exception of a portion of the initial franchise fee, none is refundable. In order to promote new shop development, Midas offered an incentive for new shops opening in 2007 and commitments made in 2007 for new shops opening during 2008. This incentive provides funding for a limited amount of equipment and leasehold improvements, and allows the franchisee to pay the initial franchise fee in four equal annual installments. While the above described program is no longer available, incentive programs like this may be offered in other parts of the world from time to time.

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

Machinery, Fixtures, Inventory and Other Goods. Midas recommends shop equipment such as lifts, tire and alignment equipment, lathes, racking and tools necessary to outfit a Midas shop for operation, which can be purchased from Midas or from other sources. In North America, franchisees are required to maintain a sufficient quantity of Midas branded and Midas warranted products—principally mufflers, shock absorbers, struts and brake pads and shoes—adequate to meet the public demand for these products and to promptly fill customers’ requests for replacement under the terms of various Midas warranties. Midas makes these products available to franchisees primarily through its distribution agreements with NAPA and Imco-Maremont in the U.S. and Uni-Select in Canada.

Warranty Program. An important feature of the Midas system is the requirement that the retail customer be provided a written warranty from Midas on certain Midas products that will be honored at all Midas shops. Each Midas shop is required to honor such warranties in accordance with their terms and with policies issued from time to time by Midas.

Advertising. Midas is obligated to spend an amount equal to one-half of the royalty payments it receives from franchisees for advertising placed during the calendar year the royalties are received or during the following calendar year. Midas directs all use of advertising funds, and all decisions regarding the creative concepts and materials used, whether national, regional or local advertising will be used, the particular media and advertising content, and the advertising agencies to be used, which includes a customer relationship management program that utilizes direct mail solicitations to increase customer shop visit frequency. Midas incurs additional advertising costs that are included in its selling, general and administrative expenses.

Shop Management Software. Midas offers R.O. Writer shop management software to its U.S. dealers through its wholly-owned subsidiary Progressive Automotive Systems. The software is specifically designed to meet the needs of the auto repair industry, and Midas continues to develop and enhance the software. Midas offers the software and associated ongoing support to its dealers in exchange for a monthly fee. As of December 29, 2007, the software had been installed in nearly 1,100 Midas shops in the U.S.

International Midas Dealers Association. The International Midas Dealers Association (the “IMDA”) is an independent association of Midas franchisees. Approximately 55% of the Midas franchised locations in North

America have membership in the IMDA. Midas’ management communicates on a regular basis with IMDA representatives and various IMDA committees to solicit franchisee input on various matters affecting the Midas system.

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

Customers

No customer accounted for more than 10% of the Company’s total sales and revenues in fiscal 2007 or 2006.

Seasonality

As a result of changes in the Company’s business model over the past five years, including the exit from exhaust manufacturing and distribution, the outsourcing of parts distribution and the expansion into a broader retail service menu, the seasonality of the Company’s sales has been reduced. In fiscal 2007, fiscal 2006 and fiscal 2005 revenues in the first and fourth quarters were not significantly different than revenues in the second and third quarters.

Regulatory Compliance

Franchising Matters. The Company is subject to a variety of federal and state laws governing franchise sales and marketing and franchise trade practices. Applicable laws and regulations generally require disclosure of business information in connection with the sale of franchises. Certain state regulations also affect the ability of the franchisor to revoke or refuse to renew a franchise. The Company deals with franchisees in good faith and strives to comply with regulatory requirements. From time to time the Company and one or more franchisees may become involved in a dispute regarding certain aspects of the franchise relationship, including, among other things, payment of royalties, location of shops, advertising, purchase of Midas products by franchisees, compliance with Midas system standards and franchise renewal criteria. There can be no assurance that compliance problems will not be encountered from time to time, or that material disputes with one or more franchisees will not arise.

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

Environmental and Occupational Safety Matters. The Company’s shops handle used automotive oils and certain solvents that are disposed of by licensed third-party contractors. As a result, the Company is subject to a number of federal, state and local laws designed to protect the environment. Midas, through its company-operated shops, is also subject to regulation regarding the installation of catalytic converters. In addition to environmental laws, the Company is subject to the Federal Occupational Safety and Health Act and other laws regulating safety and health. The Company maintains programs to facilitate compliance with these laws, the costs of which are not material to its financial condition and results of operations.

Employees

As of December 29, 2007, Midas had approximately 700 employees. None of the employees is covered by collective bargaining agreements. Midas considers its relationships with employees to be good. Midas franchisees hire and are responsible for their own employees.

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

In addition to the factors discussed elsewhere in this annual report, the following are some of the important factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statements:

We rely on franchising for a substantial portion of our operating revenues. The failure of our franchisees to successfully operate stores consistent with our standards would have a material adverse effect on our profitability.

We rely on franchising for a substantial portion of our operating revenues. Therefore, our business is dependent on the ability of our franchisees to deliver high quality services. Our franchisees are independent contractors and are not our employees. We provide training and support to franchisees, but the quality of franchised store operations may be diminished by any number of factors beyond our control. We have been modifying the Midas business model, which requires franchisees to perform more technologically complex repairs and maintenance than historically has been the case, and which requires greater investment in personnel and equipment. Consequently, not all Midas franchisees may successfully operate stores in a manner consistent with our standards and requirements or hire and train qualified managers, technicians and other store personnel. If they do not, our image and reputation may suffer, and system-wide sales and profitability could decline. A reduction in system-wide sales and profitability could negatively impact the collectibility of receivables owed by franchisees to the Company.

The failure to successfully implement the new Midas business model will have a material adverse effect on our financial condition and results of operations.

We are in the process of repositioning the Midas retail system in North America from a business model focused on the servicing and replacement of mufflers, brakes, shock absorbers and struts to a model that encompasses a complete line of services, including climate control, electrical, chassis, tires and maintenance services. While we have made substantial progress in broadening our services, we have not yet been widely successful in developing ongoing relationships with our customers. As a result of the change in business model, our company-operated and franchised shops have had to make, and will have to continue to make, investments in training, new personnel and equipment. As a result of the inability of certain Midas franchisees to adapt to the changing environment and successfully adopt the new business model, we have in some cases reacquired franchises to prevent the closing of these shops. While we believe that the selective acquisition of certain franchises is consistent with the implementation of our business model, our long term success depends upon the ability of our franchisees to profitably implement the new business model. While comparable shop sales have been maintained or improved at Midas shops that have made the transition to the new business model, we cannot assure shareholders that the change in the long run will be successfully marketed, that consumers will accept the new model or that the remaining shops will be willing to or can successfully make the transition to the new format.

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

We are a leveraged company that utilizes debt to fund our business.

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

Virtually all of our revenues outside of North America are derived from our master licensee in Europe and South America (previously Fiat Group S.p.A. and now Norauto Group S.A. of France). As part of our licensing agreement, we received a fixed, U.S. dollar denominated license fee through 2007, after which our license fee will be paid in Euros and variable based upon a percentage of retail sales. We realized $8.9 million in international license fees under this agreement in fiscal 2007, representing approximately 5.0% of our consolidated revenue and 27.4% of our operating income. Under the variable fee arrangement, that amount would have been reduced to approximately $4.3 million. The loss of these licensing fees due to an adverse change in our relationship with Norauto or in Norauto’s business would have a material adverse effect on our net income.

We operate in a highly competitive market and the failure of our franchisees to effectively compete would have a material adverse effect on our financial condition and results of operations.

The automotive services industry is highly fragmented and highly competitive. There are numerous direct competitors for our retail auto service shops. Our shops compete with national, regional and local specialty chains, both franchised and company-owned, car dealerships, independent repair shops and service bays of mass merchandisers. We believe the principal competitive factors in the markets served by our shops are, in no particular order, customer service and reputation, shop location, name awareness and price. We also compete with businesses of the types noted above and with other parties in the sale of franchises. Competitive factors include startup costs, royalty rates, franchisee support and the financial performance of existing franchises. Many of our competitors are large and have a substantially longer operating history. Many competitors have greater financial resources than we possess. Our failure to compete effectively or the failure of individual shops to compete effectively would have a material adverse effect on our financial condition and results of operations.

Advances in automotive technology could adversely affect demand for our maintenance and repair services.

The demand for the services offered by Midas shops could be adversely affected by continuing developments in automotive technology. Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals. For example, some manufacturers now recommend that consumers change oil at 10,000 mile intervals and replace spark plugs and other engine components at 100,000 miles, a significant increase from the mileage intervals recommended for earlier models and those currently recommended by most manufacturers. In addition, the improvement in original equipment manufacturers’ parts quality has in the past reduced, and may in the future reduce, demand for the products and services offered by our shops, thereby adversely affecting our franchise system revenues. Improvement in the quality of parts manufactured may extend the useful lives and warranties of those parts and may reduce demand for our products and services by decreasing the frequency of replacement or refurbishment of those parts. In turn, longer and more comprehensive warranty programs offered by automobile manufacturers and other third parties also could adversely affect the demand for services offered by our shops. We believe that a majority of new automobile owners have their cars serviced by their new car dealer during the period the car is under warranty. Finally, advances in automotive technology require that we and our dealers incur additional costs to update our technical training programs and upgrade the diagnostic capabilities of Midas shops.

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

While the number of automobiles registered in the U.S. steadily increased from 1990 to 2005, a sustained reduction in the number of miles driven by automobile owners would adversely affect the demand for Midas products and services. For example, when the retail cost of gasoline increases, the number of miles driven by automobile owners typically decreases, which historically has resulted in less frequent service intervals and fewer repairs.

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

One of our strategies is to selectively pursue acquisitions of complementary franchising operations. Acquisitions involve a number of risks including:

•	Failure of the acquired business to achieve the results we expect;

•	Diversion of our management’s attention from operational matters;

•	Inability to retain key personnel of the acquired business;

•	Risks associated with unanticipated events or liabilities;

•	The potential disruption of our existing business; and

•	Customer dissatisfaction, franchisee dissatisfaction or performance problems in the acquired business

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

Our results of operations may be adversely affected by acts of war or terrorism

War or terrorist activities or the threat of them may increase our cost of doing business or otherwise impact our financial performance.

Item 1B.	Unresolved Staff Comments

The Company has no unresolved Staff Comments.

Item 2.	Properties

Midas owns and leases real estate in various communities throughout North America that it uses for company-operated shops or leases and sub-leases to franchisees. As of December 29, 2007, Midas owned 223 retail locations, leased 500 locations and used other forms of real estate control over an additional 694 locations. This approach provides effective control over 1,417 of the 1,711 Midas shops in North America, or approximately 83%.

Midas leases approximately 62,000 square feet of office space in Itasca, Illinois, where its corporate headquarters is located. This lease runs through January 2019.

Midas sold its 185,000 square foot manufacturing facility in Hartford, Wisconsin during the third quarter of fiscal 2007. The Company’s central distribution warehouse for Midas’ exhaust distribution operation closed during the first quarter of fiscal 2006 and was returned to the landlord. The facility had been owned by the Company but was sold and leased back on a short term basis from March 2005 through March 2006. The Company no longer owns or leases any facilities in connection with its former exhaust manufacturing and distribution operation or its traditional wholesale distribution operations.

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

The Midas Common Stock is listed on the New York Stock Exchange under the symbol “MDS”. As of February 1, 2008, there were 4,510 holders of record of the Common Stock. Information about the high and low prices of Midas Common Stock is shown below.

	High	Low
Fiscal 2007
1st Quarter	$23.24	$19.92
2nd Quarter	23.73	21.11
3rd Quarter	22.92	17.79
4th Quarter	19.95	14.67
Fiscal 2006
1st Quarter	$22.38	$18.31
2nd Quarter	23.95	17.79
3rd Quarter	21.10	16.85
4th Quarter	23.38	19.72

Midas has not paid a dividend during the last three fiscal years and has no current plans to pay a dividend in the future.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 2007: (September 30, 2007 through October 27, 2007)	66,000	$19.81	66,000	$41,321,266
November 2007: (October 28, 2007 through November 24, 2007)	410,200	$16.33	410,200	$34,620,992
December 2007: (November 25, 2007 through December 29, 2007)	—	—	—	$34,620,992

Total	476,200	$16.82	476,200

(1)	Includes shares surrendered to cover the withholding taxes upon the vesting of restricted stock. In the fourth fiscal quarter of 2007, no shares were surrendered in lieu of taxes and, for the full year 2007, a total of 2,948 shares were surrendered.
(2)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of December 29, 2007, a total of approximately 3,229,000 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.25.

Performance Graph

The following performance graph compares Midas’ cumulative total shareholder return on Common Stock from December 28, 2002 to December 29, 2007 with the cumulative total return during the same periods of S&P 500 Index and Standard & Poor’s 600 Specialty Stores (the “peer group”), neither of which includes Midas. These comparisons assume an initial investment of $100 and the reinvestment of dividends.

Company/Index	12/28/02	1/3/04	1/1/05	12/31/05	12/30/06	12/29/07
MIDAS, INC.	100	241.7	344.8	316.6	396.6	253.6
S&P 500 INDEX	100	128.9	143.4	150.5	174.2	185.1
S&P 600 SPECIALTY STORES	100	155.2	159.1	143.8	144.1	99.7

Item 6.	Selected Financial Data

The following table presents selected historical financial information of Midas. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of Midas and the notes thereto. The operating results data set forth below for fiscal years 2007, 2006 and 2005 and the balance sheet data as of the end of fiscal 2007 and 2006 are derived from, and are qualified by reference to, the audited financial statements of Midas included herein, and should be read in conjunction with those financial statements and the notes thereto. The operating results data for fiscal years 2004 and 2003 and the balance sheet data as of the end of fiscal 2005, 2004 and 2003 are derived from audited financial statements of Midas not included herein.

Fiscal Year	2007	2006	2005	2004	2003
	(In millions, except share data)
Operating results data:
Sales and revenues	$180.0	$176.7	$192.5	$197.5	$311.0
Business transformation charges (a)	3.7	3.3	12.3	1.2	101.2
Operating income (loss)	32.5	27.1	12.6	20.6	(101.6)
Income (loss) before income taxes	23.8	19.3	3.2	3.6	(124.7)
Net income (loss)	13.3	10.5	2.2	4.1	(76.2)
Earnings (loss) per share—diluted	$0.91	$0.67	$0.13	$0.26	$(4.93)

Balance sheet data:
Total assets	$216.6	$216.4	$239.2	$252.0	$283.4
Obligations under capital leases and long-term debt	79.1	65.2	70.1	75.1	98.9
Finance lease obligations	34.0	34.8	36.8	37.6	38.3
Total shareholders’ equity	27.2	35.0	49.5	48.9	36.1

(a)	In late 2002, the Company began a process to exit wholesale parts distribution and to redirect the Company’s strategic focus towards the core franchising business. This included outsourcing the Company’s traditional wholesale business, the closure of 77 PWI locations, the rationalization of the company-operated shops operation and the closure of the Company’s exhaust manufacturing and distribution operations. These and other actions led to business transformation charges in the five most recent fiscal years. Business transformation costs for fiscal years 2005 through 2007 are described in Note 2 of Notes to Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents, for the fiscal periods indicated, selected financial information as a percentage of total sales and revenues.

	Percentage of Sales and Revenues
Fiscal Year	2007	2006	2005
Franchise royalties and license fees	33.6%	36.0%	33.5%
Real estate revenues from franchised shops	19.9	20.5	18.7
Company-operated shop retail sales	25.4	22.9	19.2
Replacement part sales and product royalties	18.6	18.3	26.9
Software sales and maintenance revenue	2.5	2.3	1.7

Sales and revenues	100.0	100.0	100.0
Franchised shops—occupancy expenses	12.3	12.2	11.6
Company-operated shop parts cost of sales	6.2	5.5	4.5
Company-operated shop payroll and employee benefits	10.6	9.8	8.5
Company-operated shop occupancy and other operating expenses	8.5	7.9	7.6
Replacement part cost of sales	15.4	14.5	21.5
Warranty expense (benefit)	(2.4)	2.5	3.2
Selling, general, and administrative expenses	29.3	32.3	31.6
Gain on sale of assets, net	(0.1)	(1.9)	(1.5)
Business transformation charges	2.1	1.9	6.4

Total operating costs and expenses	81.9	84.7	93.4

Operating income	18.1	15.3	6.6
Interest expense	(5.1)	(5.1)	(5.2)
Loss on early extinguishment of debt	—	—	(0.2)
Other income, net	0.2	0.7	0.5

Income before income taxes	13.2	10.9	1.7
Income taxes	5.8	5.0	0.6

Net income	7.4%	5.9%	1.1%

Company Overview

Midas operates in a single business segment with retail, supply chain and real estate operations in support of automotive service shops. Retail operations consist of franchised and company-operated Midas shops in North America and licensed Midas shops in 15 other countries. Supply chain activities include providing value-added merchandising services to franchisees in which the Company establishes relationships with vendors who distribute products and equipment directly to Midas shops. Real estate activities include the development, ownership and leasing of Midas shops in North America.

The Midas Business Transformation

Midas retail locations historically operated as under car specialists focused on the replacement of exhaust, brakes, and shocks and struts. As recently as 1997, exhaust and brake repair services constituted 82% of Midas’ retail shop revenues in the U.S. market. As automobile manufacturers began to employ non-corrosive stainless steel exhaust systems in the mid 1980’s, the average life of an original equipment exhaust system began to increase from three years to over 10 years. As a result, beginning in the mid 1990’s, Midas’ core exhaust replacement business began to experience sustained revenue declines. This trend, combined with the increased technological complexity and durability of newer vehicles, has changed the nature of automotive repairs. Today, the services performed over the lifetime of a vehicle are more likely to be maintenance services and light repair work.

In response to these trends, the Company began to broaden its service menu in 1999, with the purpose of transforming itself from an under car specialist to a full-service automotive repair and maintenance provider, leveraging Midas’ strong brand name and nationwide presence.

In addition to managing the global Midas retail system, the Company historically distributed brake, shock, strut and other automotive parts to its dealers in North America through a network of automotive parts warehouses. The Company also manufactured and distributed exhaust products and equipment to Midas dealers and independent exhaust distributors. However, the dramatic decline in the retail exhaust business coupled with the broadening services menu and the emergence of quick delivery parts suppliers prompted retail auto service providers, including Midas dealers, to gradually reduce their investments in parts inventories within their shops, preferring to source required auto parts only at the time the part was needed for a specific customer. As a result of these trends, the Company’s revenue from the wholesale distribution of parts declined and Midas’ wholesale distribution and exhaust manufacturing operations became unprofitable.

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

The Midas business transformation, and the resulting changes to the way the Company does business, continued in 2006 as the Company closed six unprofitable company-operated shops and re-franchised three shops. The Company recorded charges of approximately $1.9 million in connection with these actions. Additionally, in connection with Midas’ ongoing retail transformation, the Company began the rollout of a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. In order to encourage Midas dealers to adopt this new image, the Company offered to provide a subsidy of up to $2,600 per shop for those franchisees who agreed to adopt the program prior to the end of fiscal 2007. Currently, over 1,000 U.S. locations have converted to the new image with an additional 200 to 300 shops committed to completing the conversion program in fiscal 2008. The subsidy offer has been extended through the end of fiscal 2008 for franchisees in Canada. Approximately $1.6 million in business transformation costs were recorded in fiscal 2006 and an additional $2.5 million were recorded in fiscal 2007 in connection with this program. The Company expects to record additional business transformation costs during fiscal 2008 in connection with the remaining U.S. locations that had committed to the program prior to the end of fiscal 2007, as well as for the Canadian franchisees that convert during 2008. Midas believes the total additional charges for franchised locations will be approximately $1.0 million.

The implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses. The charges recorded in connection with the Company’s business transformation process in fiscal years 2007, 2006 and 2005 are summarized in the following table (in millions):

Fiscal Year	2007	2006	2005
Exit from exhaust manufacturing	$—	$(0.2)	$12.2
Retail image update	2.5	1.6	—
Redesign of the wholesale distribution network	1.6	—	0.1
Rationalization of company-operated shops	(0.4)	1.9	—

Total business transformation charges	$3.7	$3.3	$12.3

Additional information regarding each of the business transformation costs listed in the above summary is presented in Note 2 of Notes to Financial Statements.

The implementation of these business transformation initiatives has had the effect of substantially lowering overall Company revenues and expenses in fiscal 2006 and 2007 compared to historical periods.

With the Company’s exit from exhaust manufacturing and distribution completed, Midas is focused on the profitable growth of the Midas retail system. Management is committed to leveraging the strong Midas brand and the broad geographic presence of the Midas system towards establishing Midas as the pre-eminent full-service automotive repair and maintenance network.

Building Shareholder Value in the Future

With the Company’s business transformation essentially complete, management is focused on building shareholder value through the profitable growth of the Company. The first priority is building shareholder value through the profitable growth of the Midas retail system in North America, which includes both comparable shop sales growth at existing Midas locations and growth in overall shop count. In addition, Midas management believes that the Company’s brand name and system management expertise can be leveraged to generate incremental royalty revenue through growth of the Midas system around the world, which includes possible expansion into Asia. Because the Company’s franchising business model generates substantial operating cash flow with relatively low ongoing capital investment requirements, the future growth of the Midas retail system does not necessarily depend upon the Company making significant capital investments or adding significant additional corporate overhead. Midas management also believes that it can create shareholder value by efficiently allocating capital towards complementary franchising business acquisitions and repurchasing the Company’s stock. These strategies for creating shareholder value are described in greater detail below.

Growth of the Midas System in North America

The revitalization of the Midas retail system in North America has been and continues to be the core focus of the Company’s strategy. Growing sales at existing Midas shops remains the Company’s most important goal. Midas is focused on transforming the Company’s relationship with its customers, thereby becoming less dependent upon one-time repair transactions and more focused on building long-term customer relationships. To this end, Midas has developed and implemented several multi-year initiatives. In fiscal 2003, the Company re-defined the core services of the Midas system to encompass exhaust, brakes and maintenance services. This significantly expanded the revenue potential of the core Midas system business model. In fiscal 2004, Midas successfully launched a major retail initiative to significantly expand Midas shop sales of tires and related tire services. The typical Midas shop in the U.S. currently derives only 4.9% of its revenues from tires and related services, but management believes that the typical Midas shop can ultimately generate at least 10% of its revenue from the category. During fiscal 2005, the Company rolled out a series of initiatives to enhance the Midas system’s ability to build revenue from retail maintenance services. These initiatives included the standardizing of the Midas oil change service and vehicle inspection process, providing all customers with factory maintenance schedules and increasing the Midas shop’s focus and capabilities in fluid exchange services. As a result, maintenance services have risen to approximately 20% of total shop sales and management believes the growth in maintenance services will continue. Finally, the Company has implemented a comprehensive program for increasing revenue from local and national fleet services. Currently, Midas generates only 0.8% of retail revenue in the U.S. from fleet operations. However, Midas management believes the Company’s nationally respected brand name, wide breadth of services and national presence will enable it to meaningfully grow retail revenues from fleet.

With the new Midas system business model established, and the new Midas shop image roll out underway, the Company believes growth in new Midas shop count is possible. During the past several years, the Company has invested in the rebuilding of its franchise development capabilities. Midas management believes that both de novo shop development and conversion of existing independent repair shops (including the acquisition and conversion of such shops by the Company) represent meaningful opportunities for growing the Midas system.

Global Expansion of the Midas Brand

Midas currently has licensees in 15 countries outside of the United States and Canada. Since the late 1990’s, when the Company sold its European and Australian operations, further development of international markets has not been a significant priority. Nevertheless, Midas’ international licensees have continued to invest in their operations and grow. Midas’ international shop count has grown every year since 1998, with the international shop count increasing from 616 shops in 1998 to 844 shops in 2007, even though the number of countries in which the Company operates has not grown during that time.

Management believes the Midas brand has significant global growth potential. In Europe, Midas’ licensee, Norauto Group S.A. of France, currently operates approximately 655 company-operated and franchised shops. Norauto owns the rights to the Midas name in most European countries and certain countries in South America and Africa, but it currently operates in only nine countries. Since it acquired the Midas franchise rights in late 2004, Norauto has grown the Midas net shop count in Europe by nearly 6%. Norauto’s future plans include shop count growth, through both acquisition and de novo development, and expansion into additional countries within continental Europe. Midas’ licensee in Mexico is also expanding its shop count.

Midas is seeking licensee partners to expand into new countries. Significantly, the Midas brand currently has no licensees in Asia. In February 2008, the Company added a new Midas licensee in Costa Rica, which was the first new international license agreement for the Midas system since 2000. Furthermore, in the past year the Company evaluated multiple potential partners for expansion into China. Although no definitive plans have been made, the Company continues to seek the right partner in order to maximize the opportunity for this important market.

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

In addition, as of fiscal year end 2007, Midas had an approximately $91 million net operating loss (NOL) carryforward. Midas believes it can create value for shareholders by successfully integrating accretive acquisitions that accelerate the utilization of the NOL.

Given the above described factors, Midas has considered, and will continue to consider, potential acquisition candidates.

Share Repurchases

The Midas business model generates significant operating cash flow with relatively low ongoing capital investment requirements. Furthermore, the Company believes that returning capital to shareholders through share buybacks enhances shareholder value. As a result, in November 2004, the Company’s Board of Directors authorized a share repurchase of up to $25 million in Midas stock. In May 2006, the Board of Directors authorized a $25 million increase in the share repurchase program, and in May 2007, the Board authorized an additional $50 million increase. Since the inception of this repurchase plan through December 29, 2007, the Company has repurchased approximately $65.4 million in stock, including $29.0 million repurchased during fiscal 2007.

The Company intends to continue to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company intends to fund stock repurchase activity with cash flow from operations and incremental borrowings.

Fiscal Reporting Periods

Fiscal years 2007, 2006 and 2005 were each comprised of 52 weeks.

Results of Operations—Fiscal 2007 Compared to Fiscal 2006

Total sales and revenues for fiscal 2007 increased $3.3 million, or 1.9%, from fiscal 2006 to $180.0 million. Within the retail auto service business, royalty revenues and license fees decreased $3.3 million, or 5.2%, from fiscal 2006. This decrease was primarily driven by a decrease in U.S. comparable shop retail sales, a decline in the number of North American shops compared to the prior fiscal year and a scheduled reduction in international royalties paid by Norauto. For fiscal 2007, comparable shop sales in North America declined approximately 2% and the shop count decreased 2.3%. Significant comparable shop sales growth in the new categories of tires of 13.4%, oil of 8.9% and other non-traditional services of 3.9%, could not offset a 7.1% decline in brakes and a 10.8% decline in exhaust. The decline in exhaust was anticipated and it was consistent with the long-term trend in this business. However, the Company believes it lost market share in the brake category as intense price competition and a softening economy appear to have driven some consumers to lower priced competitors. Revenues from real estate leases declined slightly to $35.9 million as higher revenues from scheduled rent increases were offset by the net reduction in the number of shops subject to real estate rental agreements and lower revenue from sales-based rental agreements.

Sales from company-operated shops were $45.8 million in fiscal 2007 compared to $40.5 million in fiscal 2006. The increased revenues reflect additional company-operated shops as a result of acquisitions. The Company completed fiscal 2007 with 91 company-operated shops compared to 66 at the close of fiscal 2006. Comparable shop sales for the company-operated shops increased 0.1% during fiscal 2007. The Chicago market improved significantly with comparable shop sales growing 10% after a slight decrease in 2006, while the Colorado market also improved, with comparable shop sales growing 1% after a 4% decline in 2006. The Florida market (28 shops), which has been hard hit by the economic slowdown, posted an approximate 2.5% decline in 2007 after generating comparable shop increases of 9% and 12% in 2006 and 2005, respectively.

Replacement part sales and product royalties increased 3.4% from $32.4 million to $33.5 million in fiscal 2007. This increase in replacement part sales and product royalties was primarily due to increased sales of tires and batteries to Midas dealers, partially offset by lower product royalties as a result of reduced U.S. dealer purchases from approved supply chain partners. Software sales and maintenance revenue increased $0.5 million to $4.5 million reflecting continued growth in the Company’s RO Writer software business.

Total operating costs and expenses declined $2.1 million, or 1.4%, in fiscal 2007 to $147.5 million. Occupancy expenses for franchised shops increased $0.6 million, or 2.8%, reflecting scheduled increases in rent expense for shops leased by the Company, as well as a net increase in the number of leased shops. Company-operated shop costs and expenses rose to $45.6 from $41.0 million mostly as a result of additional shops and the incremental overhead required to support them. Payroll and employee benefit costs declined to 41.7% of company-operated shop sales in fiscal 2007 compared to 43.0% in the prior year, which enabled the business to generate its first operating profit in more than five years. Company-operated shop occupancy and other expenses improved as a percentage of sales from 34.3% in fiscal 2006 to 33.4% in fiscal 2007. Company-operated shop cost of sales increased slightly from 23.9% in fiscal 2006 to 24.4% in fiscal 2007, primarily as a result of an increase in lower margin tires sales.

Replacement part cost of sales increased $2.1 million to 83.0% of replacement part sales and product royalties from 79.3% in fiscal 2006 driven by higher sales of lower margin tires and batteries and lower revenues from product royalties. Warranty expense in fiscal 2007 was a credit of $4.3 million compared to an expense of $4.4 million in fiscal 2006 mostly reflecting a fiscal 2007 favorable adjustment of $8.3 million to the U.S. warranty reserve as a result of a change in estimate for the expected redemption rate on warranted brakes and exhaust product sold by Midas dealers prior to fiscal 2007. (See Note 1 of the Notes to Financial Statements for a further discussion)

Selling, general and administrative expenses in fiscal 2007 decreased $4.3 million, or 7.5%, from fiscal 2006 to $52.8 million. This reduction primarily reflects a $1.1 million reduction in expenses related to the annual dealer convention and savings of $1.2 million on exhaust distribution expense due to the final exit from that business in the first quarter of fiscal 2006 as well as savings on executive compensation of $0.9 million and legal costs of $1.2 million.

During fiscal 2007, the Company recorded business transformation charges of $3.7 million. The charges reflect $2.5 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers, $1.0 million related to the early termination of the Company’s supply agreement with AutoZone, and $0.6 million for severance and other charges. Offsetting these charges were credits of $0.4 million to reflect adjustments to the Company’s reserve for non-recoverable lease costs pertaining to the closure of six company-operated shops in 2006. During fiscal 2006, the Company recorded business transformation charges of $3.3 million primarily in connection with the Company’s partial funding of the rollout of the new shop image for Midas dealers and the closure of six unprofitable company-operated shops at the end of 2006.

During fiscal 2007, the Company sold its vacant manufacturing facility in Hartford, WI for approximately $1.1 million. As a result of this asset sale, the Company recorded a gain of approximately $0.2 million. During fiscal 2006, the Company recorded a $3.4 million gain on sale of assets. This included the final recognition of the remaining $1.8 million deferred gain from the March 2005 sale of the Company’s Chicago warehouse, and a $1.6 million gain on the sale of equipment liquidated in connection with the Company’s exit from exhaust manufacturing and distribution.

As a result of the above changes, operating income increased $5.4 million to $32.5 million in fiscal 2007 from $27.1 million in fiscal 2006. Excluding the impact of the above described business transformation charges and gains on sale, operating income for fiscal 2007 was $36.0 million compared to $27.0 million for fiscal 2006. Excluding the impact of business transformation charges and gains on sale, operating income margin increased to 20.0% of sales in fiscal 2007 from 15.3% in fiscal 2006. The improvement in operating margin primarily reflects the adjustment to the U.S. warranty reserve, savings on administrative overhead expense, the elimination of operating losses in the Company’s exhaust distribution operation and improved profitability of company-operated shops, all of which offset the negative impact of lower franchise royalties.

Interest expense was $9.1 million in fiscal 2007 compared to $9.0 million in fiscal 2006. Interest expense increased only slightly despite higher average bank debt compared to the year ago period primarily due to the reduction in interest rates that resulted from changes in the Company’s debt agreement in 2006.

Other income declined from $1.2 million in fiscal 2006 to $0.4 million in fiscal 2007 primarily due to currency exchange related losses and lower interest collected on franchisee receivables. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 44.0% in fiscal 2007 compared to 45.8% in fiscal 2006 and compared to the 2007 statutory tax rate of 39.0%. The fiscal 2007 variance from the statutory rate is primarily due to the impact of non-deductible executive compensation and a reduction of the Company’s Canadian deferred tax asset to its net realizable value as a result of the recent reduction in Canada’s corporate income tax rates. The tax rate for fiscal 2006 was unusually high due to the correction of an error in 2004 and 2005 income tax expense.

As a result of the above items, net income increased $2.8 million from net income of $10.5 million in fiscal 2006 to net income of $13.3 million in fiscal 2007.

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

Total operating costs and expenses declined $30.3 million, or 16.8%, in fiscal 2007 to $149.6 million. Occupancy expenses for franchised shops decreased $0.9 million, or 4.0%, reflecting fewer shops leased by the Company and improved margins on rent agreements, which offset scheduled increases in rent expense for shops leased by the Company. Company-operated shop costs and expenses rose $1.2 million to $41.0 from $39.8 million mostly as a result of a $3.5 million increase in company-operated shop sales. Replacement part cost of sales decreased $15.7 million, or 37.9%, primarily due to the Company’s exit from exhaust manufacturing and distribution in early 2006, partially offset by growth in tires and batteries. Replacement part cost of sales dropped slightly from 80.0% of replacement part sales and product royalties in fiscal 2005 to 79.3% of sales in fiscal 2006. Warranty expense of $4.4 million in fiscal 2006 compared to an expense of $6.1 million in fiscal 2005 mostly reflecting reductions in the warranty redemption and reimbursement rates and lower retail sales of brakes and exhaust.

Selling, general and administrative expenses for fiscal 2006 decreased $3.6 million, or 5.9%, from fiscal 2005 to $60.7 million. The decrease in expenses primarily reflects a $3.6 million reduction in operating expenses related to the distribution of exhaust and a $2.2 million decrease in administrative and franchising overhead expense. The improvement in administrative overhead expense was achieved even as the Company incurred $1.5 million in expenses in connection with hosting the Midas 50th anniversary convention. These savings were partially offset by an increase of $2.2 million for stock option expense as a result of adopting new accounting rules regarding accounting for stock options (SFAS No. 123R). No expenses for stock options were recorded in fiscal 2005.

During fiscal 2006, the Company recorded business transformation charges of $3.3 million. The charges reflect $1.9 million related to the closure of six company-operated shops, $1.6 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers and a credit of $0.2 million to reflect an adjustment to the reserve for business transformation charges resulting from lower than expected severance costs in connection with the Company’s exit from exhaust manufacturing and distribution. During fiscal 2005, business transformation charges of $12.3 million were recorded primarily to reflect expenses for the Company’s exit from exhaust manufacturing and distribution.

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

Liquidity, Financial Condition and Capital Resources

Following is a summary of the Company’s cash flows from operating, investing and financing activities for fiscal 2007 and 2006, respectively (in millions):

Fiscal Year	2007	2006
Cash provided by operating activities before cash outlays for business transformation costs and net changes in assets and liabilities	$32.3	$30.4
Cash outlays for business transformation costs	(3.8)	(5.8)
Net changes in assets and liabilities	2.1	3.7

Net cash provided by operating activities	30.6	28.3
Net cash used in investing activities	(16.2)	(3.9)
Net cash used in financing activities	(15.5)	(23.4)

Net change in cash and cash equivalents	$(1.1)	$1.0

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit. This capability allows the Company to minimize interest expense and to maintain a low cash balance. Midas’ cash and cash equivalents decreased $1.1 million in fiscal 2007.

The Company’s operating activities provided net cash of $30.6 million during fiscal 2007 compared to $28.3 million in fiscal 2006. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash from operating activities increased from $30.4 million in fiscal 2006 to $32.3 million in fiscal 2007 primarily due to the increase in net income, greater utilization of deferred tax assets, a $3.2 million year over year decrease in gain on sale of assets, higher business transformation charges, and higher stock based compensation partially offset by the higher warranty reserve adjustment, due to the reduction in expected redemption rates, in fiscal 2007. Cash outlays for business transformation costs declined from $5.8 million in fiscal 2006 to $3.8 million in fiscal 2007. Cash outlays for business transformation costs in fiscal 2007 were related to the Company’s update of its retail shop image, the early termination of the supply agreement with AutoZone, and a one time dealer accommodation related to the new warranty program, while cash outlays in 2006 were related to the exit from exhaust manufacturing and distribution, as well as the retail image update.

Changes in assets and liabilities declined from a $3.7 million source of cash in fiscal 2006 to a $2.1 million source of cash in fiscal 2007. The $3.7 million source of cash in 2006 was primarily due to a decline in inventories as a result of the final liquidation of exhaust inventory. The $2.1 million source of cash in 2007 was primarily driven by higher accounts payable from higher tire sales and higher accrued expenses due to the timing of advertising expenses partially offset by increased accounts receivable related to certain non-trade receivables.

Investing activities used $16.2 million of cash in fiscal 2007 compared to using $3.9 million of cash in fiscal 2006. Fiscal 2007 investing activities primarily consisted of $13.7 million paid in conjunction with the acquisition of 37 shops and other assets from certain Midas dealers, $5.1 million in systems development projects, company-operated shop equipment additions, office renovations and other capital expenditures and $2.6 million in cash generated as the result of the sale of 12 company-operated shops and the sale of the former exhaust manufacturing facility. Fiscal 2006 investing activities primarily consisted of $3.9 million in systems development projects, company-operated shop equipment additions and other capital expenditures, $1.8 million paid in conjunction with the acquisition of six Midas shops and other shop assets from a Midas dealer and $1.8 million in cash generated as the result of the sale of certain exhaust manufacturing assets and the re-franchising of three company-operated shops.

Net cash used in financing activities was $15.5 million in fiscal 2007, compared to net cash used of $23.4 million in fiscal 2006. During fiscal 2007, the Company increased total debt by $13.3 million, decreased outstanding checks by $2.3 million, paid $29.2 million to repurchase shares of the Company’s common stock and received $2.7 million in cash from the exercise of outstanding stock options. In fiscal 2006, the Company reduced total debt by $5.9 million, increased outstanding checks by $1.8 million, paid $21.6 million to repurchase shares of the Company’s common stock and received $2.3 million in cash from the exercise of outstanding stock options.

On October 27, 2005, the Company entered into a five-year, unsecured $110 million revolving credit facility. On February 4, 2008, the Company amended the loan by increasing the revolving credit facility to $130 million. The amended facility is further expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. As of December 29, 2007, the interest rate on the Company’s revolving loan borrowings was priced at LIBOR plus 1.25%.

As of December 29, 2007, a total of $76.3 million was outstanding under the revolving credit facility. As of December 30, 2006, a total of $61.1 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $76.3 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments.

On November 9, 2004, the Midas Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million of the Company’s outstanding common stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program and on May 8, 2007 the Board authorized an additional $50 million increase. The Company intends to repurchase shares from time to time in the open market and in privately negotiated transactions, depending upon market and business conditions. The Company has paid approximately $65.4 million for shares acquired under this current program since the buyback program was first authorized in 2004.

The Company believes that cash generated from operations and availability under the current debt agreement provides sufficient liquidity to finance operations and execute strategic initiatives for at least the next 12 months.

Contractual Obligations

The following table reflects the Company’s contractual obligations under long-term debt and lease agreements as of December 29, 2007:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short and long-term debt	$76.3	$—	$76.3	$—	$—
Capital lease obligations	2.8	0.6	0.5	0.6	1.1
Finance lease obligations	34.0	1.1	2.5	3.1	27.3
Operating leases	140.8	27.1	41.9	30.1	41.7
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$253.9	$28.8	$121.2	$33.8	$70.1

The debt, capital lease obligations and finance lease obligation payments shown above represent principal payments required under those agreements. Additionally, the Company is required to make certain interest payments in connection with those obligations.

In addition to the amounts shown above, the Company currently has $2.1 million outstanding on standby letters of credit that expire in 2008.

Additionally, Midas is due rental revenue in the amounts shown below under sublease agreements on leased properties and rental agreements on owned properties:

	Rental Revenue Due to Midas by Period (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Rental revenue commitments on leased properties	$129.0	$24.4	$37.8	$26.9	$39.9
Rental revenue commitments on owned properties	103.3	8.8	17.2	14.6	62.7

Total rental revenue commitments	$232.3	$33.2	$55.0	$41.5	$102.6

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

Valuation of Warranty Liabilities

Customers are provided a written warranty from Midas on certain Midas products purchased from Midas shops in North America, namely brake friction, mufflers, shocks and struts. The warranty will be honored at any Midas shop in North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties. The Company determines the estimated value of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim on a current cost basis. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions. A decrease of one percentage point in the estimated percentage of warranted products likely to be redeemed in the U.S. would have the effect of changing Midas’ December 29, 2007 outstanding U.S. warranty liability by approximately $3.9 million. A change in the estimated current cost of warranty redemptions of one dollar would have the effect of changing Midas’ outstanding U.S. warranty liability by $1.1 million.

In fiscal 2008, the Company will be changing how the Midas warranty obligation will be funded in the United States. From June 2003 through 2007, product royalties received from the Company’s preferred supply chain vendors were recorded as revenue and substantially offset the cost of warranty claims. Beginning in fiscal 2008, the Midas warranty program in the United States will be funded directly by Midas franchisees. The franchisees will be charged a fee for each warranted product sold to customers. The fee will be charged when the warranty is registered with the Company. The fee billed to dealers will be deferred and will be recognized as revenue when the actual warranty is redeemed and included in warranty expense. This fee is intended to cover the Company’s cost of the new warranty program, thus revenues under this program will match expenses and the new warranty program will have no profit or loss impact. In connection with this change, beginning in 2008 Midas franchisees in the United States will receive rebates on their purchases from the Company’s preferred supply chain vendors and the Company will no longer receive product royalties on Midas dealer purchases in the United States.

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees and suppliers, rents and other amounts. The future collectibility of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it feels may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its franchisees and other customers. Where the Company becomes aware of a customer’s inability to meet its financial obligations (e.g., where it is in financial distress or has filed for bankruptcy), the Company specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of receivables is performed on a quarterly basis.

Pensions

The Company has non-contributory defined benefit pension plans covering certain of its employees. The Company’s funding policy for the U.S. plan is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Act of 1974, plus any additional amounts the Company may deem to be appropriate. The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which require that amounts recognized in the financial statements be determined on an actuarial basis. Under SFAS No. 158, the amount recorded as pension assets or liabilities is determined by comparing the projected benefit obligation (PBO) to the fair value of the plan assets. Amounts recognized in accumulated other comprehensive loss consist of unrecognized actuarial gains, losses, and prior service costs, net of tax.

As of December 29, 2007, the Company has recorded pension costs as follows (in millions):

Fiscal Year	2007
Prepaid pension asset	$8.2
Canadian prepaid reserve	(3.6)
Accrued pension liability	(1.2)

Prepaid pension costs	$3.4

The $3.6 million valuation reserve pertains to the partial wind-up of the Canadian Salaried Pension Plan. As per provincial laws, the balance in excess of the Projected Benefit Obligation is not an asset of the company.

To account for its defined benefit pension plans in accordance with SFAS No. 87, the Company must make three main determinations at the end of each fiscal year: First, it must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligation for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent year. For guidance in determining this rate the Company looks at rates of return on high-quality fixed-income investments and periodic published rate ranges. See Note 9 of Notes to Financial Statements for a listing of the discount rates used by year.

Second, the Company must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the accumulated and projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent year. In determining these rates the Company looks at its historical and expected rates of annual salary increases. See Note 9 of Notes to Financial Statements for a listing of the rates of increase in compensation levels used by year.

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred under SFAS No. 87 and is recognized in net periodic pension cost over a five-year period. See Note 9 of Notes to Financial Statements for a listing of the expected long-term rates used by year. The Company assumed a long-term rate of return on pension assets of 8.5% in both fiscal 2007 and 2006, and experienced gains on plan assets of $7.4 million in fiscal 2007 and $6.0 million in fiscal 2006.

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

In fiscal 2005, the Company recorded a $1.1 million charge to reflect the impairment of certain long-lived assets related to the manufacturing and distribution of exhaust. These assets have since been liquidated.

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 29, 2007. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of December 29, 2007, the Company had recorded a valuation allowance of $0.6 million against certain state income tax net operating loss carryforwards because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized.

Impact of New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” Midas adopted the provisions of FIN 48 effective December 31, 2006.

Through December 30, 2006, in accordance with prior standards, we assessed the ultimate resolution of uncertain tax matters as they arose and established reserves for tax contingencies when we believed an unfavorable outcome was probable and the liability could be reasonably estimated. As of December 30, 2006, Midas had tax reserves of $1.2 million. The reserves were recorded as a non-current liability. Upon adoption, this reserve was written off against the previously recorded net operating loss carryforward.

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

Midas’s policy continues to be to recognize accrued interest related to uncertain tax positions and penalties as components of other income (expense), net. As of December 29, 2007, the Company had no liability for uncertain tax positions. The statute of limitations remains open for U.S. Federal tax returns for 2003 and subsequent years. The statute of limitations remains open for Canadian tax returns for 2002 and subsequent years. During the periods open to examination, the Company has net operating losses and tax credit carry forwards that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. As of December 29, 2007, the Company has not recorded any provisions for accrued interest or penalties related to uncertain tax positions.

During the year ended December 29, 2007, there have been no material changes in the liability for uncertain tax positions.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for Midas on December 30, 2007. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on Midas’ consolidated financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits a company to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If Midas elects the Fair Value Option for certain financial assets and liabilities, it will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of December 30, 2007. Midas is currently evaluating the potential impact of adopting SFAS No. 159 on its consolidated financial statements.

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

The Company is subject to certain market risks, including foreign currency and interest rates. The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Historically, the Company’s primary exposure is to changes in exchange rates for the U.S. dollar versus the Canadian dollar. Beginning in fiscal 2008, the Company will also have exposure to changes in exchange rates between the U.S. dollar and the Euro for international license fees from Europe that were previously fixed and denominated in U.S. dollars.

Interest rate risk is managed through variable rate borrowings in combination with swaps to fixed interest rates on a portion of those borrowings. The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company believes its allowance for doubtful accounts is sufficient to cover customer credit risk.

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

Expected Maturity Date	2008	2009	2010	There- after	Total	Fair Value
Long-term debt:
Revolving credit facility (variable rate)	$—	$—	$76.3	$—	$76.3	$76.3
Average interest rate			6.1%		6.1%

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $76.3 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of December 29, 2007, the fair value of these instruments was a pre-tax loss of approximately $1.2 million.

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

Management assessed the effectiveness of Midas’ internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment and those criteria, management believes that Midas maintained effective internal control over financial reporting as of December 29, 2007.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Midas, Inc.:

We have audited Midas, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Midas, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Midas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midas, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2007, 2006 and 2005, and our report dated March 13, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois

March 13, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

Executive Officers of the Registrant

Information with respect to those individuals who serve as executive officers of the Company is set forth below.

Name, Age and Position	Background and Experience
Alan D. Feldman (56) Chairman, President and Chief Executive Officer	Mr. Feldman joined Midas as President and Chief Executive Officer in January 2003 and was named Chairman of the Board of Directors in May 2006. From 1994 through 2002, Mr. Feldman held senior management posts at McDonald’s Corporation. His most recent positions were President and Chief Operating Officer of McDonald’s Americas and President of McDonald’s USA. From 1983 to 1994, Mr. Feldman held financial and operational posts with the Pizza Hut and Frito-Lay units of Pepsico. In 1993 he was named Senior Vice President, Business Strategy, and Chief Financial Officer of Pizza Hut, and he served as Senior Vice President of Operations for Pizza Hut from 1990 to 1993.

William M. Guzik (48) Executive Vice President and Chief Financial Officer	Mr. Guzik joined Midas in December 1999 and was named Senior Vice President and Chief Financial Officer in May 2001. He was named Executive Vice President of the Company in November 2006. From 1995 to 1999, Mr. Guzik served as Chief Financial Officer of Delray Farms, LLC, a start-up grocery retailer located in Chicago, Illinois. From 1993 to 1995, Mr. Guzik served as Vice President and Chief Financial Officer of JG Industries, Inc., a publicly-traded, diversified retailer. Prior to that, Mr. Guzik spent 11 years with Coopers & Lybrand, LLP.

Frederick W. Dow, Jr. (57) Senior Vice President and Chief Marketing Officer	Mr. Dow joined Midas in June 2003. From October 2001 to March 2003, Mr. Dow was Senior Vice President, Marketing Programs and Sales, for Burger King Corporation. From December 2000 to October 2001, Mr. Dow served as Senior Vice President, Brand Management and Marketing Programs, for West Group, a provider of e-information solutions to the legal market. From September 1995 to December 2000, Mr. Dow served as Vice President, Marketing Programs and Worldwide Advertising, for Northwest Airlines.

Name, Age and Position	Background and Experience
Alvin K. Marr (42) Senior Vice President, General Counsel & Secretary	Mr. Marr was named Senior Vice President, General Counsel and Secretary in March 2005. From 2001 to 2005, Mr. Marr served as Vice President, General Counsel and Secretary of Midas. Mr. Marr joined Midas in 1997 as Assistant General Counsel and Assistant Secretary. From 1990 to 1997, Mr. Marr practiced law with the firm of Holleb & Coff in Chicago, IL.

John A. Warzecha (59) Senior Vice President—Franchise Operations and Sales	Mr. Warzecha served as Vice President and General Manager of Midas’ company-operated shops from 1989 to 1993 and as Senior Vice President—U.S. Franchise Operations from 1993 to 1997. He joined Midas in 1973.

John E. Brisson, Jr. (43) Vice President—Finance and Planning	Mr. Brisson joined Midas in August 2001. He was named Vice President of Finance and Planning in February 2006. From 2004 to 2006, he served as Vice President of Financial Planning and Analysis and, from 2001 to 2004, he served as Director of Financial Planning and Analysis for the Company. From 1997 to 2001, Mr. Brisson served as Director of Planning for the automotive and major appliance divisions of Montgomery Ward & Co.

James M. Haeger, Jr. (43) Vice President—Controller	Mr. Haeger joined Midas in April 2001. He was named Vice President—Controller in February 2002. From 2000 to 2001, Mr. Haeger served in various financial positions for Valent Biosciences, a biotechnology subsidiary of Sumitomo Chemical. From 1991 to 2000, Mr. Haeger held various financial, operating and accounting positions with Abbott Laboratories. Prior to that, Mr. Haeger spent five years with KPMG LLP.

Additional information required by this item, which is set forth under the headings “Proposal 1: Election Of Directors,” “Meetings and Committees of the Board” and “Beneficial Ownership of Common Stock—Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement (the “2008 Proxy Statement”) for the Annual Meeting of Shareholders to be held on May 6, 2008, is incorporated herein by reference.

There are no family relationships among any of our directors, executive officers or persons nominated to become a director or executive officer.

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

On June 6, 2007, Midas submitted its Section 303A Annual Written Affirmation to the New York Stock Exchange (“NYSE”), including the CEO certification regarding the Company’s compliance with the NYSE corporate governance listing standards, in accordance with the NYSE rules.

Item 11.	Executive Compensation

Information required by this item, which is set forth under the heading “Executive Compensation and Other Information” in the 2008 Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about Midas’ common stock that may be issued under the Company’s equity compensation plans as of December 29, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders [1,2]	903,923	$17.82	1,003,869
Equity compensation plans not approved by security holders [3,4]	647,326	9.45	23,141

Total	1,551,249	$14.33	1,027,010

1	Includes the Midas Stock Incentive Plan and the Midas Directors’ Deferred Compensation Plan.
2	The Midas Directors’ Deferred Compensation Plan was adopted in 2002. This plan provides non-officer directors the option of using their Board and Board Committee annual retainer and meeting attendance fees from the Company to purchase shares of the Company’s Common Stock, or of deferring receipt of such fees in the form of cash units and units representing shares of the Company’s Common Stock. The Plan provides for a 100,000 maximum aggregate number of shares. The Company’s intention is to use treasury shares for such purposes. No shares have been issued under this plan. All current fees and other compensation for directors are outlined in the 2008 Proxy Statement.
3	The Midas Treasury Stock Plan, adopted in 2002, authorizes the issuance of up to 400,000 shares of Midas common stock held in Treasury pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. As of December 29, 2007, only 23,141 shares under this plan remain available for issuance.
4	The Company issues non-qualified stock options to certain individuals in order to induce them to accept employment with the Company. Pursuant to the rules of the New York Stock Exchange, options issued under this program are not considered part of the Midas Stock Incentive Plan and are not deducted from the number of securities remaining available for future issuance. As of December 29, 2007, inducement options for a total of 552,256 shares were outstanding. These options have a ten-year term and vest over a period of five years commencing from the date of grant.

Information required by Item 403 of Regulation S-K, which is set forth under the heading “Beneficial Ownership of Common Stock” in the 2008 Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item, which is set forth under the headings, “Certain Relationships and Related Party Transactions” and “Election of Directors—Director Independence” in the 2008 Proxy Statement, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item, which is set forth under the heading “Principal Accounting Firm Fees” in the 2008 Proxy Statement, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See Index to Financial Statements on Page F-1.

2. Financial Statement Schedules

See Index to Financial Statements on Page F-1.

(b)	Exhibits

Exhibit No.	Description
3(i).1	Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to Midas, Inc. Registration Statement on Form 10/A No. 3 (Post-Effective Amendment No. 1) (Commission File No. 1-13409) (the “Form 10”)).

3(i).2	Certificate of Amendment of the Certificate of Incorporation, dated December 30, 1997 (incorporated by reference to Exhibit 3(i).2 to the Form 10).

3(ii)	By-Laws (as amended December 31, 1997) (incorporated by reference to Exhibit 4.4 to Midas, Inc. Registration Statement on Form S-8 relating to its Retirement Savings Plans (Registration No. 333-44625) (the “RSP Form S-8”)).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the RSP Form S-8).

4.4	Warrant Agreement, dated as of March 27, 2003, by and among Midas, Inc. and the Warrant Holders named therein (incorporated by reference to Exhibit 4.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

4.7	Rights Agreement, dated as of December 7, 2007, effective December 31, 2007, between Midas, Inc. and National City Bank, as rights agent. (incorporated by reference to Exhibit to 99.1 to the Midas, Inc. Current Report on Form 8-K dated as of December 7, 2007).

4.8	Amended Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Form 10/A dated as of January 10, 2008).

10.1	Distribution and Indemnity Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Midas, Inc. Current Report on Form 8-K dated January 30, 1998 (the “Form 8-K”)).

10.2	Tax Sharing Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.2 to the Form 8-K).

Exhibit No.	Description
10.9	Credit Agreement, dated as of October 27, 2005, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, National City Bank of the Midwest, as Syndication Agent, and LaSalle Bank National Association, as Documentation Agent (incorporated by reference to Exhibit to 4.30 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2005).

10.10*	Amended and Restated Midas, Inc. Stock Incentive Plan as amended on May 8, 2007.

10.11*	Form of Option Agreement for options issued under either the Stock Incentive Plan, the Treasury Stock Plan, or outside of the Stock Incentive Plan and Treasury Stock Plan for awards granted in fiscal 2005 (incorporated by reference to Exhibit 10.11 to Midas, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2005).

10.13*	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.5 to the Midas, Inc.’s Registration Statement on Form 10/A No.1 (Commission File No. 01-13409)).

10.14*	Form of Restricted Stock Agreement and promissory note (incorporated by reference to Exhibit 10.8 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 26, 1998).

10.16*	Form of Change in Control Agreement for executive officers participating in Midas, Inc Executive Stock Ownership Program (Mr. Warzecha) (incorporated by reference to Exhibit 10.11 to the Midas, Inc. Annual Report on Form 10-K for the year ended December 29, 2001).

10.18*	Form of Retention Agreement with certain executive officers (Messrs. Guzik, Warzecha and Marr) (incorporated by reference to Exhibit 10.16 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.19*	Option Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.17 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.20*	Restricted Stock Award Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.18 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.21*	Employment Confirmation Letter with President and Chief Executive Officer (incorporated by reference to Exhibit 10.19 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.22*	Option Agreement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.20 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.23*	Restricted Stock Award Agreement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.24*	Treasury Stock Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Treasury Stock Plan (Registration No. 333-89226).

10.25*	Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Directors’ Deferred Compensation Plan (Registration No. 333-101559)).

10.27	Amendment to Agreement for Strategic Alliance and License Agreement dated as of March 14, 2003, by and between Midas International Corporation and Magneti Marelli Services S.p.A., which amends the Agreement for Strategic Alliance and License Agreement dated as of October 1, 1998, between Midas International Corporation and Magneti Marelli S.p.A. (incorporated by reference to Exhibit 10.25 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003).

Exhibit No.	Description
10.28	Second Amendment to Agreement for Strategic Alliance and License Agreement, dated as of July 28, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A. (incorporated by reference to Exhibit to 10.26 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.29	Third Amendment to Agreement for Strategic Alliance and License Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A. (incorporated by reference to Exhibit to 10.27 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.30	Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Norauto S.A. relating to Agreement for Strategic Alliance between Midas International Corporation and Magneti Marelli Services S.p.A., as amended (incorporated by reference to Exhibit to 10.28 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.31*	Form of Restricted Stock Award Agreement for Restricted Stock Awards granted under the Stock Incentive Plan in 2004 (incorporated by reference to Exhibit 10.29 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.32*	Form of Option Agreement for Supplemental Stock Options granted to certain executive officers (Mr. Feldman) under the Stock Incentive Plan commencing in 2004 (incorporated by reference to Exhibit 10.30 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.33*	Form of Restricted Stock Award Agreement for Supplemental Restricted Stock Awards granted to certain executive officers (Messrs. Dow, Guzik and Warzecha) under the Stock Incentive Plan commencing in 2004 (incorporated by reference to Exhibit 10.31 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.34*	Employment Confirmation Letter with Senior Vice President and Chief Marketing Officer (incorporated by reference to Exhibit 10.32 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.35*	Description of 2008 Incentive Compensation Plan (incorporated by reference to the Midas, Inc. report on Form 8-K dated March 13, 2008).

10.36*	Summary of Employment Arrangements with Named Executive Officers (Messrs. Feldman, Guzik, Warzecha, and Dow) (incorporated by reference to Exhibit 10.34 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.37*	Summary of Directors Compensation (incorporated by reference to Exhibit 10.35 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.41*	Form of Restricted Stock Award Agreement for Restricted Stock Awards granted under the Treasury Stock Plan commencing in 2005 (incorporated by reference to Exhibit to 10.39 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).

10.43	First Amendment to Credit Agreement dated as of October 27, 2005, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, National City Bank of the Midwest, as Syndication Agent, and LaSalle Bank National Association, as Documentation Agent (incorporated by reference to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.44	Second Amendment to Credit Agreement dated as of October 27, 2005, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, National City Bank of the Midwest, as Syndication Agent, and LaSalle Bank National Association, as Documentation Agent (incorporated by reference to Exhibit 10.44 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 30, 2006).

Exhibit No.	Description
10.45	Third Amendment to Credit Agreement dated as of October 27, 2005, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, National City Bank of the Midwest, as Syndication Agent, and Bank of America, N.A. as Documentation Agent.

21	Subsidiaries of Midas, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

32.1	Section 1350 Certifications.

*	Management Compensatory Plan or Contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of March, 2008.

MIDAS, INC.

By:	/s/ WILLIAM M. GUZIK
William M. Guzik Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the Registrant, this 13th day of March, 2008.

Signature	Title

/s/ ALAN D. FELDMAN	Chairman, President, Chief Executive Officer and Director (principal executive officer)
Alan D. Feldman

/s/ WILLIAM M. GUZIK	Executive Vice President and Chief Financial Officer (principal financial officer)
William M. Guzik

/s/ JAMES M. HAEGER, JR.	Vice President and Controller (principal accounting officer)
James M. Haeger, Jr.

/s/ ROBERT R. SCHOEBERL	Lead Director
Robert R. Schoeberl

/s/ THOMAS L. BINDLEY	Director
Thomas L. Bindley

/s/ ARCHIE R. DYKES	Director
Archie R. Dykes

/s/ JAROBIN GILBERT, JR.	Director
Jarobin Gilbert, Jr.

/s/ DIANE L. ROUTSON	Director
Diane L. Routson

MIDAS

Financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Midas, Inc.:

We have audited the accompanying consolidated balance sheets of Midas, Inc. (the “Company”) as of fiscal year end 2007 and 2006, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2007, 2006 and 2005. These consolidated financial statements are the responsibility of Midas, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midas, Inc. as of fiscal year end 2007 and 2006, and the results of its operations and cash flows for fiscal years 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Midas, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Chicago, Illinois

March 13, 2008

MIDAS

STATEMENTS OF OPERATIONS

(In millions, except for earnings per share)

Fiscal Year	2007	2006	2005
Sales and revenues:
Franchise royalties and license fees	$60.3	$63.6	$64.5
Real estate revenues from franchised shops	35.9	36.2	36.0
Company-operated shop retail sales	45.8	40.5	37.0
Replacement part sales and product royalties	33.5	32.4	51.7
Software sales and maintenance revenue	4.5	4.0	3.3

Total sales and revenues	180.0	176.7	192.5

Operating costs and expenses:
Franchised shops—occupancy expenses	22.1	21.5	22.4
Company-operated shop parts cost of sales	11.2	9.7	8.7
Company-operated shop payroll and employee benefits	19.1	17.4	16.4
Company-operated shop occupancy and other operating expenses	15.3	13.9	14.7
Replacement part cost of sales	27.8	25.7	41.4
Warranty expense (benefit)	(4.3)	4.4	6.1
Selling, general, and administrative expenses	52.8	57.1	60.7
Gain on sale of assets, net	(0.2)	(3.4)	(2.8)
Business transformation charges	3.7	3.3	12.3

Total operating costs and expenses	147.5	149.6	179.9

Operating income	32.5	27.1	12.6
Interest expense	(9.1)	(9.0)	(10.0)
Loss on early extinguishment of debt	—	—	(0.3)
Other income, net	0.4	1.2	0.9

Income before income taxes	23.8	19.3	3.2
Income tax expense	10.5	8.8	1.0

Net income	$13.3	$10.5	$2.2

Earnings per share:
Basic	$0.95	$0.69	$0.14

Diluted	$0.91	$0.67	$0.13

Average number of shares:
Common shares outstanding	13.9	15.1	15.7
Common stock warrants	0.1	0.1	0.1

Shares applicable to basic earnings	14.0	15.2	15.8
Equivalent shares on outstanding stock awards	0.6	0.4	0.7

Shares applicable to diluted earnings	14.6	15.6	16.5

See accompanying notes to financial statements.

MIDAS

BALANCE SHEETS

(In millions, except per share data)

Fiscal Year End	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$1.3	$2.4
Receivables, net	29.3	28.7
Inventories	3.2	3.1
Deferred income taxes	12.4	11.7
Prepaid assets	3.9	3.3
Other current assets	3.9	4.3

Total current assets	54.0	53.5
Property and equipment, net	96.6	99.4
Goodwill and other intangible assets, net	14.0	1.5
Deferred income taxes	41.2	53.1
Other assets	10.8	8.9

Total assets	$216.6	$216.4

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.7	$2.0
Current portion of accrued warranty	3.5	4.6
Accounts payable	16.8	15.9
Accrued expenses	23.4	21.5

Total current liabilities	45.4	44.0
Long-term debt	76.3	61.1
Obligations under capital leases	2.2	3.0
Finance lease obligation	32.9	33.9
Accrued warranty	21.3	28.8
Other liabilities	6.9	8.3

Total liabilities	185.0	179.1

Temporary equity: Non-vested restricted stock subject to redemption	4.4	2.3
Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares and 17.7 million shares issued) and paid-in capital	8.8	10.3
Treasury stock, at cost ( 3.9 million shares and 2.7 million shares)	(81.0)	(57.8)
Retained income	102.4	89.1
Accumulated other comprehensive loss	(3.0)	(6.6)

Total shareholders’ equity	27.2	35.0

Total liabilities and shareholders’ equity	$216.6	$216.4

See accompanying notes to financial statements.

MIDAS

STATEMENTS OF CASH FLOWS

(In millions)

Fiscal Year	2007	2006	2005
Cash flows from operating activities:
Net income	$13.3	$10.5	$2.2
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	9.3	9.1	10.1
Stock-based compensation	4.2	3.5	1.4
Amortization of financing fees and change in debt swap valuation	0.4	0.6	0.8
Warranty liability adjustment	(8.3)	(1.1)	(0.6)
Business transformation charges	3.7	3.3	12.3
Loss on early extinguishment of debt	—	—	0.3
Deferred income taxes	9.9	7.9	2.6
Gain on sale of fixed assets	(0.2)	(3.4)	(2.8)
Cash outlays for business transformation costs	(3.8)	(5.8)	(5.8)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions:
Receivables	(3.6)	2.9	(1.4)
Inventories	—	3.4	0.2
Accounts payable	3.1	0.5	0.5
Accrued expenses	1.9	0.7	(3.9)
Other	0.7	(3.8)	(2.1)

Total changes in assets and liabilities	2.1	3.7	(6.7)

Net cash provided by operating activities	30.6	28.3	13.8

Cash flows from investing activities:
Capital investments	(5.1)	(3.9)	(3.4)
Cash paid for acquired businesses	(13.7)	(1.8)	—
Proceeds from sales of assets	2.6	1.8	9.9

Net cash provided by (used in) investing activities	(16.2)	(3.9)	6.5

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	15.2	(3.9)	68.9
Retirement of long-term debt	—	—	(65.0)
Principal payments on long-term debt	—	—	(7.9)
Payments for debt financing fees	—	—	(0.4)
Increase (decrease) in outstanding checks	(2.3)	1.8	(3.0)
Payment of principal obligations under capital leases	(0.9)	(1.1)	(1.0)
Payment of principal obligations under finance lease	(1.0)	(0.9)	(0.8)
Cash received for common stock	2.7	2.3	4.8
Cash paid for treasury shares	(29.2)	(21.6)	(15.4)

Net cash used in financing activities	(15.5)	(23.4)	(19.8)

Net change in cash and cash equivalents	(1.1)	1.0	0.5
Cash and cash equivalents at beginning of period	2.4	1.4	0.9

Cash and cash equivalents at end of period.	$1.3	$2.4	$1.4

See accompanying notes to financial statements.

MIDAS

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Unamortized Restricted Stock Awards	Retained Income	Compre- hensive Income	Accumulated Other Compre- hensive Loss

	Shares	Amount	Shares	Amount
Fiscal year end 2004	17.6	$21.4	(1.8)	$(41.2)	$(2.2)	$78.9		$(8.0)
Restricted stock awards	—	(0.1)	0.2	3.7	(3.6)	—	$—	—
Tax effect of restricted stock vesting	—	0.4	—	—	—	—	—	—
Purchase of treasury shares	—	—	(0.7)	(15.4)	—	—	—	—
Stock option transactions (a)	—	(1.9)	0.3	8.0	—	—	—	—
Forfeiture of restricted stock awards	—	—	—	(0.1)	0.1	—	—	—
Exercise of stock warrants	0.1	—	—	—	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	1.5	—	—	—
Net income	—	—	—	—	—	2.2	2.2	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	0.4	0.4
—minimum pension liability	—	—	—	—	—	—	5.6	5.6
—loss on derivative financial instruments, net of tax	—	—	—	—	—	—	(0.2)	(0.2)

Comprehensive income	—	—	—	—	—	—	$8.0	—

Fiscal year end 2005	17.7	19.8	(2.0)	(45.0)	(4.2)	81.1		(2.2)
Adjustment to initially apply SAB 108, net of tax (b)	—	—	—	—	—	(2.5)	$—	—
Reclassify remaining deferred compensation (b)	—	(4.2)	—	—	4.2	—	—	—
Restricted stock awards	—	(4.8)	0.2	4.8	—	—	—	—
Tax effect of restricted stock vesting	—	(0.3)	—	—	—	—	—	—
Purchase of treasury shares	—	—	(1.1)	(21.6)	—	—	—	—
Stock option transactions	—	(1.5)	0.2	4.1	—	—	—	—
Stock option expense	—	2.2	—	—	—	—	—	—
Amortization of restricted stock awards	—	1.3	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	0.1	—	(0.1)	—	—	—	—
Non-vested restricted stock subject to redemption (c)	—	(2.3)	—	—	—	—	—	—
Adjustment to initially apply FASB Statement no. 158, net of tax (b)	—	—	—	—	—	—	—	(4.4)
Net income	—	—	—	—	—	10.5	10.5	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	(0.1)	(0.1)
—gain on derivative financial instruments, net of tax	—	—	—	—	—	—	0.1	0.1

Comprehensive income	—	—	—	—	—	—	$10.5	—

Fiscal year end 2006	17.7	10.3	(2.7)	(57.8)	—	89.1		(6.6)
Restricted stock awards	—	(2.5)	0.1	2.5	—	—	$—	—
Purchase of treasury shares	—	—	(1.5)	(29.2)	—	—	—	—
Stock option transactions	—	(1.7)	0.2	4.1	—	—	—	—
Stock option expense	—	1.9	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	0.6	—	(0.6)	—	—	—	—
Restricted stock vesting	—	0.2	—	—	—	—	—	—
Net income	—	—	—	—	—	13.3	13.3	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	—	2.1	2.1
—unrecognized prior service costs, net of taxes	—	—	—	—	—	—	2.3	2.3
—loss on derivative financial instruments, net of tax	—	—	—	—	—	—	(0.8)	(0.8)

Comprehensive income	—	—	—	—	—	—	$16.9	—

Fiscal year end 2007	17.7	$8.8	(3.9)	$(81.0)	$—	$102.4		$(3.0)

(a)	Common stock includes tax benefit from stock option exercises of $1.3 million in fiscal 2005.
(b)	See Note 1 Summary of Significant Accounting Policies Impact of New Accounting Standards.
(c)	See Note 10 Stock-Based Compensation and Other Equity Instruments Restricted Stock.

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

For the fiscal year ended December 29, 2007, the Company has modified the Statement of Operations to eliminate the gross profit category and replace it with enhanced disclosure of the company-operated shop operations (company-operated shop payroll and employee benefits and company-operated shop occupancy and other operating expenses). This presentation is consistent with other franchising companies that have significant company-operated shop operations.

Certain reclassifications have been made to the previously reported fiscal 2006 and fiscal 2005 financial statements in order to provide consistency with the fiscal 2007 results. These reclassifications did not affect previously reported operating income, income before income taxes, net income or earnings per share.

Fiscal Periods

Fiscal year 2007 ended on December 29, 2007 and consisted of 52 weeks. Fiscal year 2006 ended on December 30, 2006 and consisted of 52 weeks. Fiscal year 2005 ended on December 31, 2005 and consisted of 52 weeks.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of deposits with banks and financial institutions and are unrestricted as to withdrawal or use, and which have an original maturity of three months or less.

Fair Value of Financial Instruments

Midas’ financial instruments include cash and cash equivalents, receivables, accounts payable, and long-term debt. In fiscal 2007 and 2006, there was no public market for Midas’ long-term debt. The carrying amounts of the other financial assets and liabilities approximate their fair values because of the short maturities of those instruments.

Derivative Financial Instruments

The Company has market risk exposure to changes in interest rates, principally in the United States. Midas attempts to minimize this risk and fix a portion of its overall borrowing costs through the utilization of interest rate swaps. These swaps are entered into with financial institutions and have initial reset dates and critical terms that match those of the underlying debt.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees and suppliers, rents and other amounts. The future collectibility of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. The Company applies a consistent practice of establishing an allowance for accounts that it feels may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its franchisees and other customers. Where the Company becomes aware of a customer’s inability to meet its financial obligations (e.g., where it is in financial distress or has filed for bankruptcy), the Company specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of receivables is performed on a quarterly basis.

In addition, the Company records receivables from third parties at the time a transaction is completed. These third party receivables are recorded at their estimated net realizable value. On a quarterly basis, the Company assesses the collectibility of these receivables.

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

Inventory Valuation

Inventories are valued at the lower of cost or net realizable value. Inventory cost is determined using the weighted-average cost method, which approximates the first-in, first-out method. Additionally, the Company periodically evaluates the carrying value of its inventory to assess the proper valuation. This includes having adequate allowances to cover losses in the normal course of operations, providing for excess and obsolete inventory, and ensuring that inventory is valued at the lower of cost or market. In performing this evaluation, the Company considers historical data such as actual loss experience, past and projected usage, and actual margins generated from sales of its products.

During fiscal years 2006 and 2005, the Company sold and liquidated inventory in connection with the implementation of its ongoing business transformation. The Company recorded charges in fiscal years 2006 and 2005 to write-down certain inventories to their net realizable value as a result of the Company’s exit from exhaust manufacturing and distribution, the outsourcing of the Company’s wholesale parts distribution operation and the closing of company-operated shops. In assessing the net realizable value of the inventory that was to be sold and liquidated, the Company considered original cost, past and projected usage, independent third party appraisals and offers made by potential buyers.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 29, 2007. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Carrying Value of Goodwill and Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company conducts tests for impairment of goodwill and indefinite lived intangible assets annually or more frequently if circumstances indicate that an asset might be impaired. An impairment loss is recognized to the extent that an asset’s carrying amount exceeds its fair value.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, are reviewed for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by reviewing the undiscounted cash flows expected to be generated by the asset. If the sum of the projected undiscounted cash flows over the remaining lives of the related assets does not exceed the carrying values of the assets, the carrying values are adjusted for differences between the asset fair values and the carrying values. In fiscal 2005, the Company recorded a $1.1 million charge to reflect the impairment of certain long-lived assets related to the manufacturing and distribution of exhaust. These assets have since been liquidated.

Fixed assets held for sale are carried at the lower of the carrying amount or fair value, less costs to sell. Assets held for sale are no longer depreciated.

Revenue Recognition

Franchise royalties are recognized in the periods that correspond to the periods in which retail sales and revenues are recognized by franchisees. Product royalties are recognized as earned based on the volume of

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

franchisee purchases of products from certain vendors. Real estate revenues are recognized as earned on a monthly basis in accordance with underlying property lease terms using the straight-line method. The majority of real estate revenues are derived from Midas shop locations. Nearly all of these locations are subject to an annual percentage rent based upon the location’s retail sales volume for the calendar year. Replacement part sales are recognized at the time products are shipped. Sales and revenues of company-operated shops are recognized when customer vehicles are repaired or serviced. Taxes collected on behalf of taxing authorities are not recognized as revenue but rather are recorded as a liability and remitted to the proper taxing authority.

Revenues derived from franchise fees, which represented approximately 0.7%, 0.8% and 0.3% of franchising revenues in fiscal 2007, 2006 and 2005, respectively, are recognized when the franchised shop opens and after certain contractual obligations have been met. Costs related to securing initial franchise agreements and performing the required services under such agreements are charged to expense as incurred. Franchise renewal fees are recognized when the new franchise agreement is signed by the franchisee, the renewal period commences and all contractual obligations have been met.

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

Annual warranty activity is summarized as follows (in millions):

Fiscal Year	2007	2006	2005
Accrued warranty expense at beginning of period	$33.4	$35.4	$37.0
Warranty expense (benefit)	(4.3)	4.4	6.1
Changes in foreign currency exchange rate	1.0	—	0.2
Warranty credit issued to franchisees (warranty claims paid)	(5.3)	(6.4)	(7.9)

Accrued warranty expense at end of period	24.8	33.4	35.4
Less current portion	3.5	4.6	4.7

Accrued warranty—non-current	$21.3	$28.8	$30.7

Warranty expense is included in operating costs and expenses in the statements of operations. A portion of warranty expense incurred is also paid as claims within the same fiscal year. Warranty expense was reduced by $8.3 million, $1.1 million and $0.6 million in fiscal 2007, 2006 and 2005, respectively, due to reassessments of the expected rate of warranty redemptions.

In fiscal 2008, the Company will be changing how the Midas warranty obligation will be funded in the United States. From June 2003 through December 2007, product royalties received from the Company’s

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

preferred supply chain vendors were recorded as revenue and substantially offset the cost of warranty claims. Beginning in fiscal 2008, the Midas warranty program in the United States will be funded directly by Midas franchisees. The franchisees will be charged a fee for each warranted product sold to customers. The fee will be charged when the warranty is registered with the Company. The fee billed to dealers will be deferred and will be recognized as revenue when the actual warranty is redeemed and included in warranty expense. This fee is intended to cover the Company’s cost of the new warranty program, thus revenues under this program will match expenses and the new warranty program will have no profit or loss impact. In connection with this change, beginning in 2008 Midas franchisees in the United States will receive rebates on their purchases from the Company’s preferred supply chain vendors and the Company will no longer receive product royalties on Midas dealer purchases in the United States.

The Midas warranty program in Canada did not change. The Company will continue to receive royalties from certain preferred supply chain vendors based on dealer purchases in Canada and record a periodic warranty expense.

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

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25 (in millions except per share amounts):

	For the year ended fiscal December 2007		For the year ended fiscal December 2006
	As Reported	Under APB No. 25	As Reported	Under APB No. 25
Statement of Operations:
Operating income	$32.5	$34.4	$27.1	$29.3
Income before income taxes	23.8	25.7	19.3	21.5
Net income	13.3	14.4	10.5	11.6

Earnings per share:
Basic	$0.95	$1.03	$0.69	$0.77
Diluted	0.91	0.99	0.67	0.75

Balance Sheet:
Non-vested restricted stock subject to redemption	$4.4	$—	$2.3	$—
Common stock and paid-in capital	8.8	13.6	10.3	18.0
Unamortized restricted stock awards	—	(4.5)	—	(7.4)

The Company did not record an excess tax benefit in fiscal 2007 or 2006; therefore, there is no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows. Under the Modified Prospective Application method, contra-equity accounts related to unearned or deferred compensation for awards previously accounted for pursuant to APB 25 are eliminated against paid-in capital.

Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the stock option plan been determined based on a fair-value method at the grant date consistent with SFAS No. 123R, the Company’s net income and earnings per share for fiscal 2005 would have been reduced to the pro forma amounts indicated below (in millions):

2005
Net income
As reported	$2.2
Plus: stock-based compensation expense included in reported net income, net of taxes	0.9
Less: fair value impact of employee stock compensation, net of taxes	(2.2)

Pro forma	$0.9

Basic earnings per share
As reported	$0.14
Pro forma	0.06

Diluted earnings per share
As reported	$0.13
Pro forma	0.05

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Earnings (Loss) Per Share

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

Fiscal Year	2007	2006	2005
Weighted-average common shares outstanding	13.9	15.1	15.7
Common stock warrants	0.1	0.1	0.1

Shares applicable to basic earnings	14.0	15.2	15.8
Effect of dilutive stock awards	0.6	0.4	0.7

Shares applicable to diluted earnings	14.6	15.6	16.5

Potential common share equivalents:
Stock options	1.2	1.3	1.3

Use of Estimates

In order to prepare the financial statements in conformity with accounting principles generally accepted in the United States of America, management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reported amounts of reserves and expenses during the period and disclosures of contingencies. Significant items subject to such estimates and assumptions include inventory valuation, valuation of receivables, business transformation charges, carrying values of goodwill, intangible assets, long-lived assets and net deferred tax assets and warranty reserves. Actual results could differ from these estimates.

Impact of New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109.” Midas adopted the provisions of FIN 48 effective December 31, 2006.

Through December 30, 2006, in accordance with prior standards, we assessed the ultimate resolution of uncertain tax matters as they arose and established reserves for tax contingencies when we believed an unfavorable outcome was probable and the liability could be reasonably estimated. As of December 30, 2006, Midas had tax reserves of $1.2 million. The reserves were recorded as a non-current liability. Upon adoption, this reserve was written off against the previously recorded net operating loss carryforward.

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

Midas’s policy continues to be to recognize accrued interest related to uncertain tax positions and penalties as components of other income (expense), net. As of December 29, 2007, the Company had no liability for uncertain tax positions. The statute of limitations remains open for U.S. Federal tax returns for 2003 and subsequent years. The statute of limitations remains open for Canadian tax returns for 2002 and subsequent years. During the periods open to examination, the Company has net operating losses and tax credit carry forwards that have attributes from closed periods. Since these net operating losses and tax credit carry forwards may be utilized in future periods, they remain subject to examination. As of December 29, 2007, the Company has not recorded any provisions for accrued interest or penalties related to uncertain tax positions.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

During the year ended December 29, 2007, there have been no material changes in the liability for uncertain tax positions.

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

(2) Business Transformation Charges

As part of the Company’s business transformation, the Company has developed and implemented strategic initiatives that it believes will enhance its long-term competitive position. The Company believes these initiatives will enable it to reduce costs and enhance sustainable profitability while delivering critical products and services to its customers. From fiscal 2002 through 2006, these initiatives included the closure and re-franchising of certain company-operated shops, the redesign of the Company’s wholesale parts distribution network, exiting the exhaust manufacturing and distribution business and the reduction of administrative expenses related to former operating activities.

In connection with Midas’ ongoing retail transformation, the Company developed a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

increase the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image, the Company offered to provide a subsidy of up to $2,600 per shop for those U.S. franchisees who agreed to adopt the program prior to the end of fiscal 2007. Currently, over 1,000 U.S. locations have converted to the new image.

The implementation of these business transformation initiatives has had the effect of substantially lowering overall Company revenues and expenses in fiscal 2006 and 2007 compared to historical periods. Furthermore, the implementation of the Company’s strategic initiatives has resulted in the Company recording substantial business transformation charges to reflect the write-down of assets, the disposition of lease agreements, severance costs, and other related expenses. The charges recorded in connection with the Company’s business transformation process in fiscal years 2007, 2006 and 2005 are summarized in the following tables (in millions):

Business transformation charges by strategic initiative

Fiscal Year	2007	2006	2005
Exit from exhaust manufacturing	$—	$(0.2)	$12.2
Retail image update	2.5	1.6	—
Redesign of the wholesale distribution network	1.6	—	0.1
Rationalization of company-operated shops	(0.4)	1.9	—

Total business transformation charges	$3.7	$3.3	$12.3

Business transformation charges by activity

Fiscal Year	2007	2006	2005
Inventory related	$—	$0.2	$5.2
Retail image update	2.5	1.6	—
Non-recoverable lease costs	(0.4)	1.5	—
Accounts receivable write-down	—	—	0.8
Asset write-off and impairment	—	0.1	1.1
Severance and other separation costs	0.1	(0.1)	4.7
Early termination of supply chain agreement	1.0	—	—
U.S. warranty changeover	0.3	—	—
Warehouse and other closure costs	0.1	—	0.3
Pension adjustments	0.1	(0.1)	0.1
Other costs	—	0.1	0.1

Total business transformation charges	$3.7	$3.3	$12.3

Non-recoverable lease costs are estimated based on gross lease expense and amounts management believes will be recovered from sublease income or the disposition of leases.

The fiscal 2007 severance and other separation costs reflect the separation of 3 employees in December 2007. The fiscal 2005 severance and other separation costs reflect the separation of 198 employees, none of which were employed by the Company as of December 30, 2006.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The activity affecting the accrual for business transformation charges from fiscal year end 2005 through fiscal year end 2007 is as follows (shown in millions):

Total
Fiscal year end 2005	$4.3
Business transformation charges	3.3
Cash payments	(5.8)
Non-cash utilization	(1.6)

Fiscal year end 2006	0.2
Business transformation charges	3.7
Cash payments	(3.8)
Non-cash utilization	0.3

Fiscal year end 2007	$0.4

Retail Image Update

In connection with Midas’ ongoing retail transformation described above, the Company has developed a major update to the Company’s shop image. The new image program was based on extensive customer research and incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into maintenance services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. In order to encourage dealer acceptance of the new image program, the Company has offered an incentive program to Midas dealers, which includes financial and project management assistance. Currently, the new image has been rolled out to over 1,000 shops.

During fiscal 2007 and 2006, the Company recorded business transformation charges of $2.5 million and $1.6 million, respectively, in connection with the Company’s partial funding of the retail image update for Midas dealers and company-operated shops.

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

In March 2005, as a result of its decision to exit the exhaust manufacturing and distribution business, the Company sold its Huth exhaust equipment manufacturing business. The Company also sold its Chicago distribution center in late March 2005 and leased it back through March 2006. In September 2007, the Company sold its Hartford manufacturing facility, the last remaining asset from the exhaust manufacturing operation.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

In connection with Midas’ exit from exhaust manufacturing and distribution, the Company recorded a credit to business transformation charges of $0.2 million during fiscal 2006 to reflect the better than expected recovery on the disposition of exhaust distribution facility assets and final adjustment of severance accruals. The Company recorded charges totaling $12.2 million during fiscal 2005. These charges included inventory related charges of $5.2 million primarily to reduce its exhaust inventory, including raw materials, to its expected net realizable value, $4.7 million for severance for exhaust manufacturing and distribution employees, $1.1 million to reflect the impairment and abandonment of exhaust-related fixed assets, $0.8 million to reflect a lower expected collection rate on receivables related to the exhaust business, $0.3 million of charges pertaining to the wind down of warehouse operations, and $0.1 million in other restructuring costs.

Rationalization of Company-Operated Shops

During fiscal 2006, the Company closed six under-performing company-operated shops, all of which were located in Florida. These six shops generated annual sales that were well below the typical Midas shop, resulting in significant operating losses over the past several years. In connection with the December 2006 closure of these shops, the Company recorded charges of $1.9 million in fiscal 2006. These charges were comprised of $1.5 million in projected non-recoverable lease costs, $0.2 million inventory write-down, $0.1 million to write off disposed assets and $0.1 million of severance and other costs related to the closures. During fiscal 2007, the Company recognized a reversal of a previously recorded reserve of $0.4 million upon the favorable disposition of certain leases.

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

In addition, the Company recorded business transformation charges in fiscal 2007 of approximately $1.0 million related to the early termination of the Company’s supply agreement with AutoZone, $0.3 million in conjunction with the changeover of the U.S. warranty program and $0.3 million for other charges.

(3) Debt Agreements

On October 27, 2005, the Company entered into a five-year, unsecured $110 million revolving credit facility. On February 4, 2008, the Company amended the loan by increasing the revolving credit facility to $130 million. The amended facility is further expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. As of December 29, 2007, the interest rate on the Company’s revolving loan borrowings was priced at LIBOR plus 1.25%.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 29, 2007, a total of $76.3 million was outstanding under the revolving credit facility. As of December 30, 2006, a total of $61.1 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $76.3 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments.

(4) Supplemental Balance Sheet, Cash Flow and Shareholders Equity Information

Receivables

Receivables are stated net of allowance for doubtful accounts. Allowance for doubtful accounts consisted of (in millions):

Fiscal Year End	2007	2006	2005
Allowance for doubtful accounts at beginning of year	$4.2	$3.9	$4.4
Additions charged to bad debts	1.9	2.0	1.9
Additions charged to business transformation charges	—	—	0.5
Write-downs charged against allowance	(2.3)	(1.7)	(2.9)

Allowance for doubtful accounts at end of year	$3.8	$4.2	$3.9

The current portion of notes receivable is included in net receivables and the long term portion is included in other assets. Notes receivable consisted of (in millions):

Fiscal Year End	2007	2006
Current portion	$5.1	$3.4
Long term portion	5.3	6.9

Notes receivable	$10.4	$10.3

The acquisition of certain company-operated shops resulted in non-cash reductions of accounts receivable of approximately $2.7 million and $1.9 million during fiscal 2007 and 2006, respectively.

Receivables include certain non-trade receivables such as vendor receivables, insurance recoveries and other non-recurring items. Non-trade receivables were $3.6 million as of December 29, 2007 and $1.9 million as of December 30, 2006.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Inventories

Inventories are comprised of finished goods, net of reserves. Inventory reserves consisted of (in millions):

Fiscal Year End	2007	2006	2005
Inventory reserves at beginning of year	$0.7	$3.2	$2.7
Additions charged to expense	0.2	0.1	3.9
Reserve against inventory of newly acquired shops	0.2	—	—
Write-downs charged against reserves	(0.4)	(2.6)	(3.4)

Inventory reserves at end of year	$0.7	$0.7	$3.2

Property and Equipment

Property and equipment consisted of the following (in millions):

Fiscal Year End	2007	2006
Land	$42.8	$42.4
Buildings and improvements	97.0	103.7
Machinery and equipment	13.9	14.0
Computer hardware	25.9	23.0
Computer software	33.0	33.7

Total property and equipment	212.6	216.8
Accumulated depreciation and amortization	(116.0)	(117.4)

Property and equipment, net	$96.6	$99.4

In fiscal 2005, the Company recorded a $1.1 million charge to reflect the impairment of certain long-lived assets related to the manufacturing and distribution of exhaust. These assets have been liquidated.

The Company recorded depreciation expense of $8.9 million, $9.0 million, and $10.0 million in fiscal 2007, 2006 and 2005 respectively. Depreciation expense is included in operating costs and expenses in the Statement of Operations.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in millions):

Fiscal Year End	2007	2006
Goodwill	$10.0	$1.0
Trademark	3.1	0.4
Customer list	1.3	0.2

Total goodwill and other intangible assets	14.4	1.6
Accumulated amortization	(0.4)	(0.1)

Goodwill and other intangible assets, net	$14.0	$1.5

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

In fiscal 2007, the goodwill and other intangible assets increased $12.8 million due to the acquisition of 37 company-operated shops, which generated $13.1 million of incremental goodwill, trademark and customer list intangibles partially offset by write-offs of $0.3 million in conjunction with the re-franchising of 12 company-operated shops. In fiscal 2006, the goodwill and other intangible assets increased $1.6 million due to the acquisition of six company-operated shops, which generated $1.6 million of incremental goodwill, trademark and customer list intangibles.

Acquired customer lists, which are the Company’s only amortizing intangible assets, are amortized over the first two years after acquisition. The Company recorded amortization expense of $0.3 million in fiscal 2007 and $0.1 million in fiscal 2006.

Accrued Expenses

Accrued expenses consisted of the following (in millions):

Fiscal Year End	2007	2006
Advertising	$10.3	$6.9
Salaries and wages	1.9	2.7
Taxes other than income taxes	3.3	2.7
Deferred gains / revenue	0.4	1.2
Business transformation charges (current portion)	0.4	0.2
Insurance reserves (current portion)	0.9	1.8
Property reserves (current portion)	0.5	0.9
Straight line rent (current portion)	0.6	0.8
Accrued legal fees	1.0	0.4
Accrued interest	0.3	0.3
Other	3.8	3.6

Accrued expenses	$23.4	$21.5

Supplemental Cash Flow Information

Net cash flow from operating activities includes cash payments for interest and income taxes as follows (in millions):

Fiscal Year	2007	2006	2005
Interest paid	$8.8	$8.3	$8.5
Income taxes paid, net of tax refunds	1.2	0.9	(1.0)

Supplemental Shareholders’ Equity Information

Accumulated other comprehensive loss consisted of the following (in millions):

Fiscal Year	2007	2006	2005
Foreign currency translation	$(0.2)	$(2.3)	$(2.1)
Unrecognized prior service cost and actuarial loss, net of taxes	(2.1)	(4.4)	—
Gain (loss) on derivative financial instruments, net of tax	(0.7)	0.1	(0.1)

Comprehensive loss	$(3.0)	$(6.6)	$(2.2)

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(5) Advertising

Under the terms of its franchise agreements, Midas is obligated to spend an amount equal to one-half of the royalty payments received from franchisees for advertising expenditures. Amounts received from franchisees for advertising are recorded as liabilities until disbursed. Midas also administers cooperative advertising programs under which amounts received from franchisees are recorded as liabilities until they are disbursed. Aggregate expenditures under these programs by Midas’ North American operations amounted to $48.7 million, $53.0 million, and $53.7 million in fiscal 2007, 2006, and 2005, respectively.

Midas also incurs certain advertising costs that are included in selling, general and administrative expenses, which amounted to $3.9 million, $3.9 million, and $3.3 million in fiscal 2007, 2006, and 2005, respectively.

(6) Income Taxes

Income tax expense consisted of the following (in millions):

Fiscal Year	2007	2006	2005
Current:
U.S. Federal	$—	$—	$(0.1)
Non-U.S.	0.9	0.7	0.9
U.S. state and local	0.2	0.2	0.4

Total current	1.1	0.9	1.2

Deferred:
U.S. Federal	6.9	6.0	0.1
Non-U.S.	(0.2)	0.8	(0.3)
U.S. state and local	2.7	1.1	—

Total deferred	9.4	7.9	(0.2)

Total income tax expense	$10.5	$8.8	$1.0

The items which gave rise to differences between the income taxes in the statements of operations and the income taxes computed at the U.S. statutory rate are summarized as follows:

Fiscal Year	2007	2006	2005
Income tax expense computed at U.S. statutory rate	35.0%	35.0%	35.0%
U.S. state and local taxes, net of U.S. Federal income tax effects	4.1	3.7	4.8
Non-U.S. effective tax rate differential	0.2	0.1	(0.2)
Foreign tax refunds	—	(1.4)	(2.6)
Non-deductible expenses	2.0	6.1	3.6
Increase (decrease) in valuation allowance	0.3	(1.5)	9.1
Reversal of tax contingency	—	—	(16.5)
Revaluation of deferred tax asset for rate change and utilization	2.6	1.1	—
Other items	(0.2)	2.7	(0.9)

Effective income tax rate	44.0%	45.8%	32.3%

The Company’s effective tax rate for fiscal 2007 was 44.0%, which exceeds the Company’s statutory tax rate of 39.0% primarily as a result of incremental non-deductible expenses and a reduction of the Canadian deferred tax asset to net realizable value as a result of the reduction in future Canadian tax rates.

Pretax income from non-U.S. operations amounted to $35 thousand in fiscal 2007, income of $1.8 million in fiscal 2006, and a $0.6 million loss in fiscal 2005. As of December 29, 2007, the non-U.S. operations had no accumulated earnings and profits.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are created by “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as reported under income tax regulations. Deferred tax assets and liabilities consisted of (in millions):

Fiscal Year End	2007	2006
Deferred tax assets attributable to:
Business transformation accruals	$1.1	$1.9
Employee benefits and vacation accruals	2.7	1.6
Long term property reserves	0.2	1.1
Goodwill	4.0	4.6
Net operating loss and tax credits	37.3	41.2
Warranty reserve	8.3	12.8
Other items	3.8	4.6

Total deferred tax assets	57.4	67.8
Valuation allowance	(0.6)	(0.6)

Net deferred tax asset	$56.8	$67.2

Deferred tax liabilities attributable to:
Depreciation and amortization	$(1.4)	$(2.2)
Pension plan expense	(1.8)	(0.2)

Total deferred tax liabilities	(3.2)	(2.4)

Net deferred tax assets	$53.6	$64.8

Net deferred tax assets included in:
Current assets	$12.4	$11.7
Non-current assets	41.2	53.1

Net deferred tax assets	$53.6	$64.8

As of December 29, 2007 and December 30, 2006, the Company had recorded valuation allowances of $0.6 million against certain state income tax net operating loss carryovers because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining U.S. and Canadian deferred tax assets.

As of December 29, 2007, the Company has net operating loss carryforwards of approximately $90.9 million available to offset future taxable income for federal and Canadian income tax purposes. The federal net operating loss is approximately $80.9 million and expires between 2023 and 2024. The Company generated approximately $9.3 million of federal taxable income in fiscal 2007 and $15.0 million in fiscal 2006. The Company believes that it will generate sufficient additional federal taxable income in future years to fully utilize the $80.9 million net operating loss carryforward before it begins to expire in 2023.

The Canadian net operating loss is approximately $10.0 million and expires between 2010 and 2027. The Company’s Canadian operations generated a taxable loss of $0.3 million in fiscal 2007 and taxable income of $1.1 million in fiscal 2006. Fiscal year 2007 taxable income was lower than historical levels because of one-time expenses that are not expected to recur. Therefore, the Company believes that it will generate sufficient taxable income in Canada in future years to fully utilize the $10.0 million Canadian net operating loss carryforward before it expires. The Company also has tax credits of approximately $2.8 million available to offset future federal income taxes. The tax credits expire between 2011 and 2017.

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

Worldwide shops in operation as of fiscal year end consisted of (unaudited):

Fiscal Year End	2007	2006	2005
Franchised and licensed	2,464	2,504	2,541
Company-operated	91	66	69

Total	2,555	2,570	2,610

(8) Leases

Control of the real estate used by Midas shops is a fundamental strength of the Midas program. Midas employs a number of methods to ensure continued dedication of the real estate to the Midas program. Midas leases real estate that is subleased to franchisees and owns real estate in the U.S. and Canada that is leased to franchisees. Midas has also entered into contingent operating lease agreements that are described below. At fiscal year end 2007, approximately 83% of real estate associated with North American Midas shops was controlled by Midas, using one of these methods.

Leased Real Estate and Equipment

Gross rent expense applicable to operating leases relates to rentals of shops, distribution facilities, corporate administration facilities and other miscellaneous items. Gross rent expense, the sublease rental income from franchisees and other third parties that reduced gross rent expense, and the resulting net rent expense (income) for fiscal 2007, 2006 and 2005 are presented below (in millions):

Fiscal Year	2007	2006	2005
Gross rent expense	$26.6	$27.4	$29.9
Sublease rental income	24.8	27.9	27.6

Net rent expense (income)	$1.8	$(0.5)	$2.3

Substantially all of Midas’ operating leases provide that Midas pay taxes, maintenance, insurance, and certain other operating expenses. The subleases with franchisees contain provisions for Midas to recover such costs. Real estate rental expense in 2005 was recognized as incurred on a monthly basis in accordance with underlying property lease terms, which approximates the straight-line method. In fiscal 2006 and 2007, real estate expenses were recognized using the straight-line method.

Real Estate Sale and Leaseback Transaction

Midas owns retail properties throughout the United States and Canada that are leased to franchisees and operated as Midas shops. During fiscal 2002, the Company sold 77 of these properties to Realty Income

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Minimum Annual Rental Payments

At fiscal year end 2007, annual minimum rental payments due under capital, finance and operating leases that have initial or remaining non-cancelable terms in excess of one year, along with sublease rental income on real estate due under non-cancelable subleases were as follows (in millions):

	Capital Leases	Finance Leases	Operating Leases	Sublease Rentals	Total
2008	$1.0	$4.6	$27.1	$(24.4)	$8.3
2009	0.5	4.6	22.5	(20.5)	7.1
2010	0.4	4.6	19.4	(17.3)	7.1
2011	0.4	4.6	16.7	(15.0)	6.7
2012	0.4	4.6	13.4	(11.9)	6.5
Thereafter	1.3	43.3	41.7	(39.9)	46.4

Total minimum lease payments	4.0	66.3	$140.8	$(129.0)	$82.1

Less imputed interest	1.2	32.3

Present value of minimum lease payments	2.8	34.0
Less current portion	0.6	1.1

Obligations under capital and finance lease obligations—noncurrent	$2.2	$32.9

At fiscal year end 2007 and 2006, the net book value of property under capital leases included in the balance sheets amounted to $1.8 million and $2.4 million, respectively. At fiscal year end 2007 and 2006, the net book value of property under finance leases included in the balance sheets amounted to $25.8 million and $26.4 million, respectively.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Real Estate Owned by Midas and Leased to Franchisees

Midas owns real estate located in various communities throughout the United States and Canada that is leased to franchisees under operating lease agreements. Substantially all leases are for initial terms of 20 years and provide for minimum and contingent rentals.

Real estate leased to franchisees and included in the balance sheets consisted of (in millions):

Fiscal Year End	2007	2006
Land	$25.9	$24.8
Buildings and improvements	52.7	51.9

Total property and equipment	78.6	76.7
Accumulated depreciation	(35.6)	(34.1)

Property and equipment, net	$43.0	$42.6

Rental revenue on owned real estate for fiscal 2007 was $9.5 million, compared to $9.8 million in fiscal 2006 and $10.1 million in fiscal 2005. Minimum future lease payments to be received are as follows (in millions):

2008	$8.8
2009	8.7
2010	8.5
2011	7.6
2012	7.0
Thereafter	62.7

Total	$103.3

Certain sub-leases on owned real estate contain a clause whereby future rental income is contingent upon future retail sales at the location. As a result of this contingency, minimum future lease payments to be received, based upon retail sales, have not been included in the table above. The estimated future lease payments to be received by the Company under these lease agreements, based on the last fixed minimum rent, are $0.1 million, $1.0 million, $1.6 million, and $15.2 million for the fiscal years 2010, 2011, 2012 and thereafter, respectively.

Contingent Operating Lease Agreements

Midas has entered into contingent operating lease agreements covering real estate that is leased by U.S. and Canadian franchisees from parties that are directly or indirectly related to the franchisees. At December 29, 2007, 69 Midas shops were covered by these contingent operating lease agreements, under which Midas could be required, under certain limited circumstances, to begin making rental payments with respect to individual shop locations. The average annual shop rental is $58 thousand with an average remaining term of approximately seven years.

Management believes that, individually and in the aggregate, any potential difference that might arise under these contingent lease agreements between the rental expense and the rental income from future subleases would not materially affect the financial position or results of operations of Midas.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Net periodic pension cost (benefit) for fiscal 2007, 2006 and 2005 are presented in the following table (in millions):

Fiscal Year	2007	2006	2005
Service cost-benefits	$1.2	$1.4	$1.2
Interest cost on projected benefit obligation	3.2	3.2	3.3
Expected return on assets	(4.9)	(4.8)	(4.8)
Net amortization and deferral	0.3	0.4	0.5

Total net periodic cost (benefit)	$(0.2)	$0.2	$0.2

The principal economic assumptions used in the determination of net periodic pension cost included the following:

Fiscal Year	2007	2006	2005
Discount rate	6.25%	5.75%	5.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%
Rate of increase in compensation levels	3.25%	3.50%	3.50%

The Company uses the Moody’s corporate bond index and the Citigroup pension index as the basis for determining the discount rate. Such indices are long term in nature which reflects the future timing of expected cash flows for the pension plans.

The Company believes the assumed long-term rate of return on pension plan assets is appropriate given the Company’s target long-term asset allocation. The Company believes its target asset allocation is appropriate given the expected timing and amount of expenses for the plan. The Company’s target asset allocation and actual asset allocation for fiscal 2007 and fiscal 2006 were as follows:

Fiscal Year	Target	2007	2006
Large cap domestic equity securities	30%	33%	33%
Mid cap domestic equity securities	10	9	9
Small cap domestic equity securities	15	14	12
International equity securities	15	16	15
Domestic fixed income	30	28	31

Total	100%	100%	100%

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table presents estimated future benefits payments over the next 10 years, including expected future service, as appropriate (in millions):

Fiscal Year
2008	$3.9
2009	4.3
2010	3.2
2011	3.2
2012	3.3
2013 – 2017	19.3

Estimated payments in fiscal 2008 and 2009 include special payouts associated with the 2001 and 2003 partial wind-ups of the Company’s Canadian pension plans.

The changes in the projected benefit obligations for fiscal 2007 and fiscal 2006 were as follows (in millions):

Fiscal Year	2007	2006
Benefit obligations as of the beginning of the year	$59.1	$60.3
Change in foreign currency exchange rates	0.6	—
Service cost	1.2	1.4
Interest cost	3.2	3.2
Actuarial (gain) loss	(1.1)	(2.1)
Benefits paid and plan expenses	(4.7)	(3.7)

Benefit obligations as of the end of the year	$58.3	$59.1

The changes in the fair market value of the plan assets for fiscal 2007 and fiscal 2006 were as follows (in millions):

Fiscal Year	2007	2006
Fair value of assets as of the beginning of the year	$61.5	$61.6
Change in foreign currency exchange rates	1.1	—
Actual return on plan assets	7.4	6.0
Employer contributions	—	0.2
Partial wind down distribution	—	(2.6)
Benefits paid and plan expenses	(4.7)	(3.7)

Fair value of assets as of the end of the year	$65.3	$61.5

Pension costs are funded in amounts not less than minimum levels required by regulation. The following table reconciles the pension plans’ funded status to the amounts recognized in Midas’ balance sheets as of fiscal year end 2007 and 2006 (in millions):

Fiscal Year	2007	2006
Actuarial present value of projected benefit obligation (measured as of September 30)	$(58.3)	$(59.1)
Plan assets at fair market value (measured as of September 30)	65.3	61.5

Plan assets in excess of benefit obligation	7.0	2.4

Prepaid pension cost recognized on balance sheets	$7.0	$2.4

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive loss as of fiscal 2007 and fiscal 2006 were as follows (in millions):

Fiscal Year	2007	2006
Net actuarial loss	$4.4	$8.0
Prior service costs	0.1	0.2

Total recognized before tax	$4.5	$8.2

The principal economic assumptions used in determining the above benefit obligations were discount rates of 6.25% in fiscal 2007 and 5.75% in fiscal 2006, and rates of increase in future compensation levels of 3.25% in fiscal 2007 and 3.5% in fiscal 2006.

As of December 29, 2007, the Company has recorded pension costs as follows (in millions):

Fiscal Year	2007
Prepaid pension asset	$8.2
Canadian prepaid reserve	(3.6)
Accrued pension liability	(1.2)

Prepaid pension costs	$3.4

The $3.6 million valuation reserve pertains to the partial wind-up of the Canadian Salaried Pension Plan. As per provincial laws, the balance in excess of the Projected Benefit Obligation is not an asset of the company.

Defined Contribution Plans

Substantially all U.S. salaried employees, certain U.S. hourly employees, and certain Canadian employees participate in voluntary, contributory defined contribution plans to which Midas makes full or partial matching contributions. Midas’ matching contributions to these plans amounted to $0.9 million, $1.0 million, and $1.0 million in fiscal 2007, 2006 and 2005, respectively. Midas incurred costs to maintain the non-qualified plans of approximately $0.1 million in fiscal 2007 and $30 thousand in fiscal 2006 and 2005.

Multi-employer Pension Plan

Midas historically participated in a multi-employer pension plan, which provides benefits to unionized employees at Midas’ former exhaust manufacturing operation in Hartford, WI. No further payments are required.

(10) Stock-Based Compensation and Other Equity Instruments

In fiscal 2006, the Company adopted the provisions of SFAS No. 123R when accounting for stock compensation expense. As a result, the Company recorded $1.9 million and $2.2 million in incremental stock compensation expense during fiscal 2007 and 2006, respectively. These expenses were charged to selling, general and administrative expense. In addition, the Company reclassified the remaining deferred compensation of restricted stock awards of approximately $4.2 million to common stock and paid-in capital. This reclassification did not impact total shareholders’ equity.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest over a period of five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as December 29, 2007:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2004	2,046,037	$6.77–$34.66	$12.76
Granted	107,000	22.17–23.99	22.20
Exercised	(349,989)	8.09–18.65	13.75
Cancelled and forfeited	(57,900)	8.09–18.65	12.80

Outstanding at fiscal year end 2005	1,745,148	6.77–34.66	13.13
Granted	98,000	21.74–21.74	21.74
Exercised	(186,429)	7.20–18.65	14.04
Cancelled and forfeited	(39,352)	8.09–22.17	14.89

Outstanding at fiscal year end 2006	1,617,367	6.77–34.66	13.51
Granted	168,600	21.53–21.53	21.53
Exercised	(187,418)	8.09–22.00	12.69
Cancelled and forfeited	(47,300)	13.30–22.17	18.47

Outstanding at fiscal year end 2007	1,551,249	6.77–34.66	14.33	5.6	$5.2

Exercisable at fiscal year end 2007	928,689	6.77–34.66	12.27	4.5	$4.1

Additional information pertaining to option activity during fiscal 2007, 2006 and 2005 was as follows (in millions):

	2007	2006	2005
Weighted average grant-date fair value of:
Stock options granted	$1.4	$0.9	$0.9
Stock options exercised	1.2	1.2	2.3
Stock options vested	1.3	1.3	1.5
Stock options forfeited	0.9	—	—

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of the options granted in fiscal 2007, 2006 and 2005 was $8.45, $9.04 and $8.76, respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2007	2006	2005
Risk-free interest rate	4.61%	5.02%	3.80%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	28.01%	29.78%	33.00%
Expected life in years	6.50	6.50	6.00

As of December 29, 2007, there was $4.9 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock

From time to time the Company grants shares of restricted stock to certain of its officers and directors. Certain restricted stock vests at the five or seven year anniversary, with provisions for accelerated vesting upon the occurrence of certain pre-determined events (“cliff-vesting shares”), while other restricted stock vests equally over a five-year period or only upon the occurrence of certain pre-determined events (the latter being referred to as “performance shares”). The fair value of all but the performance share grants is equal to the stock price on the date of the grant. The fair value of the performance share grants was calculated using a Monte Carlo simulation model which uses multiple input variables. Activity for restricted shares for the prior three years, including the non-vested restricted shares outstanding and the weighted average grant-date fair value of those restricted shares is shown in the table below:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at fiscal year end 2004	230,250	$11.83
Granted	164,000	22.20
Vested	(95,340)	10.51
Forfeited	(5,499)	20.89

Non-vested balance at fiscal year end 2005	293,411	17.88
Granted	218,500	21.74
Vested	(10,250)	9.10
Forfeited	(6,333)	21.43

Non-vested balance at fiscal year end 2006	495,328	19.72
Granted	116,800	15.57
Vested	(10,250)	9.07
Forfeited	(31,833)	21.49

Non-vested balance at fiscal year end 2007	570,045	15.75

The performance shares granted in 2007 vest only if the total return on the Company’s stock exceeds the total return on the S&P 500 stock index as of certain measurement dates. These conditionally vested grants were valued based on the probability of meeting the performance requirement. The derived service period for the conditionally vested grants was calculated using a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant.

For cliff-vesting shares with a stipulated market condition granted in 2006, the derived service period was calculated using a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

variables that determine the probability of satisfying each market condition stipulated in the award grant. Forfeiture assumptions were applied to all shares granted in 2007 and 2006.

As of December 29, 2007, there was $4.5 million of unamortized restricted stock compensation of which $8.9 million was included as a reduction to paid-in capital and $4.4 million was included in non-vested restricted stock subject to redemption. The $4.5 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 2.3 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of unvested restricted stock in certain circumstances. Securities and Exchange Commission Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks”, requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $4.4 million value of unvested restricted stock as temporary equity on the consolidated balance sheet. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of December 29, 2007, a total of 52,593 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

(11) Shareholder Rights Agreement and Series A Junior Participating Preferred Stock

In fiscal 2007, Midas adopted a Rights Agreement providing for the issuance of one Preferred Stock Purchase Right (a “Right”) with each share of Midas common stock. Each Right entitles the registered holder to purchase from Midas one one-hundredth of a share of Series A Junior Participating Preferred Stock (a “Preferred Share”) at a price of $80 per one one-hundredth of a Preferred Share (the “Purchase Price”), subject to adjustment. The Rights will become exercisable on the Rights Distribution Date, which is the earlier of the tenth day following a public announcement that a person(s) has acquired beneficial ownership of 20% or more of the Midas common stock (an “Acquiring Person”), or ten business days after the commencement of a tender offer or exchange offer that would result in a person(s) acquiring beneficial ownership of 20% or more of the outstanding shares of Midas common stock.

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

In general, Midas can redeem all the Rights for one cent per Right at any time until the date that a person has become an Acquiring Person. The Midas Board of Directors, without the consent of the holders of the Rights, is also authorized to reduce the stock ownership thresholds to not less than 10 percent or increase them to not more than 20 percent. The Rights will expire on December 31, 2017. Until a Right is exercised, the holder of a Right (merely by being a Right holder) will have no rights as a shareholder of Midas, including voting or dividend rights.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

No Midas customer accounted for more than 10% of the Company’s total sales and revenues in fiscal 2007 or fiscal 2006.

The following tables present financial information for each of the principal geographic areas in which the Company operates. Sales and revenues are attributed to geographic areas based on the location of customers.

	Sales and Revenues
Fiscal Year	2007	2006	2005
	(in millions)
North American Operations:
U.S.	$151.2	$149.6	$161.6
Canada	19.7	17.2	21.4

Total North America	170.9	166.8	183.0
International Operations	9.1	9.9	9.5

Total	$180.0	$176.7	$192.5

	Identifiable Assets
Fiscal Year End	2007	2006	2005
	(in millions)
North American Operations:
U.S.	$201.3	$197.7	$225.4
Canada	14.6	18.0	13.1

Total North America	215.9	215.7	238.5
International Operations	0.7	0.7	0.7

Total	$216.6	$216.4	$239.2

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

(14) Selected Quarterly Financial Data (Unaudited)

Each quarter presented in the following table contains 13 weeks.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions, except per share data)
Fiscal 2007
Sales and revenues	$41.7	$45.3	$46.1	$46.9	$180.0
Franchised shops—occupancy expenses	5.5	5.4	5.5	5.7	22.1
Company-operated shop costs and expenses	9.3	10.2	12.5	13.6	45.6
Replacement part cost of sales	5.9	7.3	6.2	8.4	27.8
Warranty expense (benefit)	1.1	1.3	1.2	(7.9)	(4.3)
Selling, general and administrative expenses	13.6	12.9	12.8	13.5	52.8
Gain on sale of assets, net	—	—	(0.2)	—	(0.2)
Business transformation charges	0.5	1.0	0.6	1.6	3.7

Total operating costs and expenses	35.9	38.1	38.6	34.9	147.5

Operating income	5.8	7.2	7.5	12.0	32.5
Interest expense	(2.2)	(2.3)	(2.3)	(2.3)	(9.1)
Other income, net	0.1	0.2	—	0.1	0.4

Income before taxes	3.7	5.1	5.2	9.8	23.8
Income tax expense	1.5	2.1	2.2	4.7	10.5

Net income	$2.2	$3.0	$3.0	$5.1	$13.3

Earnings per share—diluted	$0.14	$0.21	$0.21	$0.36	$0.91

Fiscal 2006
Sales and revenues	$42.6	$45.1	$45.3	$43.7	$176.7
Franchised shops—occupancy expenses	5.6	5.7	5.4	4.8	21.5
Company-operated shop costs and expenses	9.7	10.5	10.9	9.9	41.0
Replacement part cost of sales	6.2	6.2	6.2	7.1	25.7
Warranty expense	1.3	1.6	1.4	0.1	4.4
Selling, general and administrative expenses	15.0	14.4	13.4	14.3	57.1
Gain on sale of assets, net	(3.4)	—	—	—	(3.4)
Business transformation charges	0.1	0.4	0.4	2.4	3.3

Total operating costs and expenses	34.5	38.8	37.7	38.6	149.6
Operating income	8.1	6.3	7.6	5.1	27.1
Interest expense	(2.2)	(2.3)	(2.3)	(2.2)	(9.0)
Other income, net	0.3	0.2	0.3	0.4	1.2

Income before taxes	6.2	4.2	5.6	3.3	19.3
Income tax expense	2.4	1.6	3.2	1.6	8.8

Net income	$3.8	$2.6	$2.4	$1.7	$10.5

Earnings per share—diluted	$0.24	$0.17	$0.16	$0.11	$0.67

The sum of earnings per share for the quarters may not equal the full year amount in each year due to the impact of changes in the average shares outstanding.

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

As a result of changes in the Company’s business model over the past five years, including the exit from exhaust manufacturing and distribution, the outsourcing of parts distribution and the expansion into a broader retail service menu, the seasonality of the Company’s sales has been reduced. In fiscal 2007, fiscal 2006 and fiscal 2005 revenues in the first and fourth quarters were not significantly different than revenues in the second and third quarters.

Certain factors other than seasonality have impacted the Company’s quarterly net income and earnings per share and these are discussed in greater detail below.

Quarterly Variations—Fiscal 2007

In the first quarter the Company incurred $0.3 million of administrative expenses associated with the annual dealer convention. In the second quarter the Company purchased $1.8 million of products from AutoZone and subsequently sold them to NAPA, at cost, to facilitate the supply chain transition from AutoZone to NAPA, which resulted in higher revenues and replacement part cost of sales. Revenues and company-operated shop expenses grew in the second through the fourth quarters due to the acquisition of 36 shops partially offset by the re-franchising of 12 shops. In the third quarter the Company sold its Hartford manufacturing facility, the last remaining asset from the exhaust manufacturing operation, which resulted in a gain of $0.2 million. Fourth quarter revenues and replacement part cost of sales were higher because of a seasonal increase in tire sales. Fourth quarter tire sales accounted for 33% of tire sales recorded for the year. In the fourth quarter the Company reduced its warranty liability by $8.3 million. The reduction was the result of the Company’s annual review of the warranty redemption rates which resulted in an approximate two percentage point reduction in the expected bake warranty redemption rate and an approximate three percentage point reduction in the expected muffler warranty redemption rate.

The Company recorded business transformation charges of $0.3 million in the first quarter and $0.7 million in the second quarter related to the early termination of the Company’s supply agreement with AutoZone. In the fourth quarter the Company recorded business transformation charges of $0.3 million in conjunction with the changeover of the US warranty program. The remaining business transformation charges relate primarily to the Company’s partial funding of the rollout of a new shop image for Midas shops.

The Company recorded an increase in income tax expense in the fourth quarter due to revaluation of the Canadian deferred tax asset due the reduction of future Canadian income tax rates.

Quarterly Variations—Fiscal 2006

During the first quarter of fiscal 2006, the Company recorded a $3.4 million gain on sale of assets. This included the recognition of the remaining $1.8 million deferred gain from the March 2005 sale of the Company’s Chicago warehouse, and a $1.6 million gain on the sale of equipment liquidated in connection with the Company’s exit from exhaust manufacturing. In the second quarter of 2006 the Company incurred $1.5 million of expenses associated with the 50th anniversary dealer convention. In the fourth quarter of 2006 the Company adopted Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.” and began accounting for operating leases on a straight line basis. As a result the, in the fourth quarter the Company recognized a $0.6 million reduction of cost of sales and revenues and a $0.2 million reduction of selling, general and administrative expenses. Fourth quarter revenues and replacement part cost of sales were higher because of a seasonal increase in tire sales. Fourth quarter tire sales accounted for 30% of tire sales recorded for the year. In the fourth quarter the Company reduced its warranty liability by $1.1 million. The reduction was the result of the Company’s

MIDAS

NOTES TO FINANCIAL STATEMENTS—(Continued)

annual review of the warranty redemption rates which resulted in an approximate one percentage point reduction in the expected muffler warranty redemption rate.

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

(15) Acquisitions and Divestitures

During the fiscal 2007, the Company acquired 36 shops and other assets from Midas dealers to be run as company-operated shops, and acquired two shops to be franchised. Also in fiscal 2007 the Company re-franchised 12 company-operated shops to Midas dealers. Of the shops acquired for the company-operated shop business, 12 were in California, 15 were in the northeast region of the U.S. and six were in Vancouver, Canada, while 10 of the 12 re-franchised shops were in Florida. The purchase price of the acquired shops was approximately $16.4 million, which consisted of $13.7 million paid in cash and $2.7 million used to settle accounts receivable from selling dealers. These acquisitions resulted in $13.1 million of incremental goodwill and other intangibles. The re-franchising of 12 company-operated shops generated $1.5 million in cash proceeds and the retirement of $0.3 million of goodwill and other intangibles.

In September of fiscal 2007, the Company sold its former manufacturing plant in Hartford, WI. The sale generated $1.1 million in net cash proceeds and resulted in the retirement of $0.9 million of net property and equipment.