Form 10-Q
period 2008-03-29
MIDAS INC
filed 2008-05-08
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of April 26, 2008 was 13,830,394.

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal March
	2008	2007
	(13 weeks)	(13 weeks)
Sales and revenues:
Franchise royalties and license fees	$13.3	$14.7
Real estate revenues from franchised shops	8.7	9.0
Company-operated shop retail sales	14.9	9.5
Replacement part sales and product royalties	6.7	7.0
Software sales and maintenance revenue	1.2	1.1

Total sales and revenues	44.8	41.3

Operating costs and expenses:
Franchised shops – occupancy expenses	5.8	5.5
Company-operated shop parts cost of sales	3.8	2.3
Company-operated shop payroll and employee benefits	6.2	3.9
Company-operated shop occupancy and other operating expenses	5.0	3.1
Replacement part cost of sales	6.1	5.5
Warranty expense	0.1	1.1
Selling, general, and administrative expenses	13.2	13.6
Loss on sale of assets, net	0.3	—
Business transformation charges	0.2	0.5

Total operating costs and expenses	40.7	35.5
Operating income	4.1	5.8
Interest expense	(2.2)	(2.2)
Other income, net	0.2	0.1

Income before income taxes	2.1	3.7
Income tax expense	0.8	1.5

Net income	$1.3	$2.2

Earnings per share:
Basic	$0.10	$0.15

Diluted	$0.09	$0.14

Average number of shares:
Common shares outstanding	13.3	14.4
Common stock warrants	0.1	0.1

Shares applicable to basic earnings	13.4	14.5
Equivalent shares on outstanding stock awards	0.5	0.5

Shares applicable to diluted earnings	13.9	15.0

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	Fiscal March 2008	Fiscal December 2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2.2	$1.3
Receivables, net	28.0	30.4
Inventories	3.5	3.2
Deferred income taxes	12.3	12.4
Prepaid assets	3.9	3.9
Other current assets	2.5	3.9

Total current assets	52.4	55.1
Property and equipment, net	95.9	96.6
Goodwill and other intangible assets, net	14.6	14.0
Deferred income taxes	40.2	41.2
Other assets	9.9	10.8

Total assets	$213.0	$217.7

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.7	$1.7
Current portion of accrued warranty	3.4	3.5
Accounts payable	17.4	16.8
Accrued expenses	21.4	24.5

Total current liabilities	43.9	46.5
Long-term debt	72.6	76.3
Obligations under capital leases	2.1	2.2
Finance lease obligation	32.6	32.9
Accrued warranty	20.2	21.3
Other liabilities	8.8	6.9

Total liabilities	180.2	186.1

Temporary equity:
Non-vested restricted stock subject to redemption	4.6	4.4

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	9.5	8.8
Treasury stock, at cost (3.9 million shares)	(80.8)	(81.0)
Retained income	103.7	102.4
Accumulated other comprehensive loss	(4.2)	(3.0)

Total shareholders’ equity	28.2	27.2

Total liabilities and shareholders’ equity	$213.0	$217.7

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the three months ended fiscal March
	2008	2007
Cash flows from operating activities:
Net income	$1.3	$2.2
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	2.6	2.3
Stock-based compensation	0.9	1.2
Amortization of financing fees and change in debt swap valuation	0.1	0.1
Business transformation charges	0.2	0.5
Deferred income taxes	1.1	1.5
Loss on sale of assets	0.3	—
Cash outlays for business transformation costs	(0.2)	(1.5)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	0.6	(3.0)

Net cash provided by operating activities	6.9	3.3

Cash flows from investing activities:
Capital investments	(1.9)	(0.4)
Cash paid for acquired businesses	(0.7)	(0.3)
Proceeds from sales of assets	0.1	0.7

Net cash used in investing activities	(2.5)	—

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	(3.7)	5.9
Increase (decrease) in outstanding checks	0.5	(3.5)
Payment of principal obligations under capital leases	(0.2)	(0.3)
Payment of principal obligations under finance lease	(0.2)	(0.2)
Cash received for common stock	0.1	1.0
Cash paid for treasury shares	—	(7.0)

Net cash used in financing activities	(3.5)	(4.1)

Net change in cash and cash equivalents	0.9	(0.8)
Cash and cash equivalents at beginning of period	1.3	2.4

Cash and cash equivalents at end of period	$2.2	$1.6

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained	Comprehensive	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Income	Income	Loss
Fiscal year end 2007	17.7	$8.8	(3.9)	$(81.0)	$102.4		$(3.0)
Stock option transactions	—	(0.1)	—	0.2	—		—
Stock option expense	—	0.4	—	—	—		—
Restricted stock vesting	—	0.4	—	—	—		—
Net income	—	—	—	—	1.3	$1.3	—
Other comprehensive income
— foreign currency translation	—	—	—	—	—	(0.4)	(0.4)
— loss on derivative financial instruments, net of tax	—	—	—	—	—	(0.8)	(0.8)

Comprehensive income	—	—	—	—	—	$0.1	—

Fiscal first quarter end 2008	17.7	$9.5	(3.9)	$(80.8)	$103.7		$(4.2)

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended December 29, 2007. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended March 29, 2008 (“first quarter fiscal 2008”) and March 31, 2007 (“first quarter fiscal 2007”) and of its financial position as of March 29, 2008. All such adjustments are of a normal recurring nature. The results of operations for the first quarter of fiscal 2008 and 2007 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended March 29, 2008 and March 31, 2007 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2007 financial statements in order to provide consistency with the fiscal 2008 results. These reclassifications did not affect previously reported operating income, income before income taxes, net income or earnings per share. In 2008, the Company accounted for product royalty revenue and replacement part cost of sales net of rebates received from its suppliers. In prior periods, product royalty revenue and replacement part cost of sales were presented gross of supplier rebates received. The prior periods in the Statement of Operations have been revised to conform to the current year presentation. The effect of this change in presentation on the amounts previously reported for 2007 was not material.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal March
	2008	2007
Weighted-average common shares outstanding	13.3	14.4
Common stock warrants	0.1	0.1

Shares applicable to basic earnings	13.4	14.5
Effect of dilutive stock awards	0.5	0.5

Shares applicable to diluted earnings	13.9	15.0

Potential common share equivalents:
Stock options	1.3	1.2

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

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments for interest and taxes as follows (in millions):

	For the three months ended fiscal March
	2008	2007
Interest paid	$2.1	$2.0
Income taxes paid	0.2	0.2

The acquisition of certain company-operated shops resulted in non-cash reductions of accounts receivable of approximately $0.6 million and $0.1 million during the first three months of fiscal 2008 and 2007, respectively.

3. Inventories

Inventories were composed of finished goods in both the quarter ended March 29, 2008 and the year ended December 29, 2007.

4. Business Transformation Activities

In fiscal 2006, the Company launched a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image, the Company agreed to fund certain planning, development, material and installation costs expected to average approximately $2,600 per shop. The Company also expects to pay the full cost of the image upgrade for its company-operated shops as well as certain shops being transitioned between owners.

As a result, the Company recorded charges of $4.1 million during fiscal 2007 and fiscal 2006 related to this program, and Midas management expects that it will result in additional business transformation costs during fiscal 2008, including $0.2 million recorded in the first three months of 2008.

5. Debt Agreements

On October 27, 2005, the Company entered into a five-year, unsecured $110 million revolving credit facility. On February 4, 2008, the Company amended the loan by increasing the revolving credit facility to $130 million. The amended facility is further expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. The Company is in compliance with all covenants. As of March 29, 2008, the interest rate on the Company’s revolving loan borrowings was priced at LIBOR plus 1.25%.

As of March 29, 2008, a total of $72.6 million was outstanding under the revolving credit facility. As of December 29, 2007, a total of $76.3 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $72.6 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of March 29, 2008, the fair value of these instruments was a pre-tax loss of approximately $2.5 million.

6. Pension Plans

Certain Midas employees are covered under various defined benefit pension plans sponsored and funded by Midas. Plans covering salaried and hourly corporate employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees’ average annual compensation during the five years preceding retirement. Plan assets are invested primarily in common stocks, corporate bonds, and government securities. The Company does not expect to make material contributions to the various plans in fiscal 2008.

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal March
	2008	2007
Service cost	$0.2	$0.3
Interest cost on projected benefit obligation	0.8	0.7
Expected return on assets	(1.1)	(1.1)
Net amortization and deferral	—	0.1

Total net periodic pension benefit	$(0.1)	$—

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

SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the balance sheet date effective for periods ending after December 15, 2008. On December 30, 2007 the Company adopted this provision by recording adjustments to opening balances which resulted in a $110,000 increase in other assets, a $40,000 reduction in deferred income taxes, a $50,000 increase in retained earnings and a $20,000 reduction in accumulated other comprehensive loss. The adoption of SFAS 158 had no impact on cash provided by operating activities.

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

The Company did not record an excess tax benefit in the first three months of fiscal 2008 or fiscal 2007 related to stock-based compensation plans or equity instruments. The Company is in a net operating loss carry-forward position for the first three months of fiscal 2008 and 2007. As a result, the excess tax benefit is not recognized until the deduction reduces the Company’s income taxes payable which occurs once the net operating loss has been fully utilized. Therefore there was no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows.

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest over a period of five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of March 29, 2008:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2007	1,551,249	$6.77– $34.66	$14.33
Exercised	(11,088)	15.65– 15.65	15.65
Forfeited	(9,608)	15.65– 22.17	17.52

Outstanding at March 29, 2008	1,530,553	6.77– 34.66	14.30	5.4	$6.7

Exercisable at March 29, 2008	1,008,393	6.77– 34.66	11.64	4.4	$6.3

No stock options were granted by the Company in the first three months of fiscal 2008 or 2007. Additional information pertaining to option activity during the first three months of fiscal 2008 and 2007 was as follows (in millions):

	For the quarter ended fiscal March
	2008	2007
Weighted average grant-date fair value of:
Stock options exercised	$0.1	$0.3
Stock options vested	0.3	0.3

As of March 29, 2008, there was $4.6 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock

From time to time the Company grants shares of restricted stock to certain officers and directors. Certain restricted stock vests at the five or seven year anniversary, with provisions for accelerated vesting upon the occurrence of certain pre-determined events (“cliff-vesting shares”), while other restricted stock vests equally over a five-year period or only upon the occurrence of certain pre-determined events (the latter being referred to as “performance shares”). The fair value of all but the performance share grants is equal to the stock price on the date of the grant. The fair value of the performance share grants was calculated using a Monte Carlo simulation model which uses multiple input variables. Activity for restricted shares for the first three months of fiscal 2008, including the non-vested restricted shares outstanding and the weighted average grant-date fair value of those restricted shares is shown in the table below:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 29, 2007	570,045	$15.75
Vested	(50,000)	(6.77)

Non-vested balance as of March 29, 2008	520,045	$16.53

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

For cliff-vesting shares with a stipulated market condition granted in 2006, the derived service period was also calculated using a Monte Carlo simulation model. Forfeiture assumptions were applied to all shares granted in 2007 and 2006.

As of March 29, 2008, there was $4.0 million of unamortized restricted stock compensation of which $8.6 million was included as a reduction to paid-in capital and $4.6 million was included in non-vested restricted stock subject to redemption. The $4.0 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 2.5 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of non-vested restricted stock in certain circumstances. Securities and Exchange Commission Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $4.6 million value of non-vested restricted stock as temporary equity on the consolidated balance sheet. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of March 29, 2008 a total of 52,593 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

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

Year-to-date warranty activity through the first three months of fiscal 2008 is summarized as follows (in millions):

Accrued warranty at beginning of period	$24.8
Warranty expense	0.1
Changes in foreign currency exchange rate	(0.2)
Warranty credit issued to franchisees (warranty claims paid)	(1.1)

Accrued warranty at end of period	23.6
Less current portion	(3.4)

Accrued warranty – non-current	$20.2

As of January 1, 2008, the Company changed how the Midas warranty obligation is funded in the United States. From June 2003 through December 2007, product royalties received from the Company’s preferred supply chain vendors were recorded as revenue and substantially offset the cost of warranty claims. Beginning in fiscal 2008, the Midas warranty program in the United States is funded directly by Midas franchisees. The franchisees are charged a fee for each warranted product sold to customers. The fee is charged when the warranty is registered with the Company. The fee billed to dealers is deferred and will be recognized as revenue when the actual warranty is redeemed and included in warranty expense. This fee is intended to cover the Company’s cost of the new warranty program, thus revenues under this program will match expenses and the new warranty program will have no net impact on the results of operations. In connection with this change, beginning in 2008 Midas franchisees in the United States now receive rebates on their purchases from the Company’s preferred supply chain vendors and the Company no longer receives product royalties on Midas dealer purchases in the United States.

The Midas warranty program in Canada did not change. The Company continues to receive royalties from certain preferred supply chain vendors based on dealer purchases in Canada and records a periodic warranty expense.

9. Acquisitions and Divestitures

During the first three months of fiscal 2008, the Company acquired four shops from Midas dealers to be run as company-operated shops, and acquired five shops which were immediately re-franchised to Midas dealers. Of the shops acquired for the company-operated shop business, three were in Ottawa, Canada and the other was in New Jersey. The purchase price of the nine acquired shops was approximately $1.3 million, which consisted of $0.7 million paid in cash and $0.6 million used to settle accounts receivable from the selling dealers. These acquisitions resulted in $0.8 million of incremental goodwill and other intangibles. The re-franchising of certain of these acquired shops generated $0.1 million in cash and a loss on sale of assets of $0.3 million.

10. Derivative Instruments

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in certain preceding accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued FASB Staff Position SFAS 157-b (“FSP 157-b”), which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-b also deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-b. During the first quarter of 2008, the Company adopted SFAS 157, except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-b. Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures as part of its financial statements.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company has market risk exposure to changes in interest rates, principally in the United States. Midas attempts to minimize this risk and fix a portion of its overall borrowing costs through the utilization of interest rate swaps. Midas hedges variable cash flows resulting from floating-rate debt. Variable cash flows from outstanding debt are converted to fixed-rate cash flows by entering into receive-variable, pay-fixed interest-rate swaps. Hedge ineffectiveness is eliminated by matching all terms of the hedged item and the hedging derivative at inception and on an ongoing basis. Midas does not exclude any terms from consideration when applying the matched terms method.

The fair values of the Company’s interest rate swaps are estimated using Level 2 inputs, which are based on model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The Company also considers counterparty credit-risk and bilateral or “own” credit risk adjustments in estimating fair value, in accordance with the requirements of SFAS 157. The impact of adopting SFAS 157 resulted in a $55,000 decrease in long-term swap liability, a $20,000 reduction in deferred income taxes and a $35,000 increase accumulated other comprehensive loss. The adoption of SFAS 157 had no impact on cash provided by operating activities.

The fair value of derivative instruments is summarized as follows (in millions):

	As of March 29, 2008		As of December 29, 2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate contracts	Other liabilities	$2.5	Other liabilities	$1.2

Total		$2.5		$1.2

Because the interest rate contracts have been designated as cash flow hedges and have been evaluated to be highly effective, there is no impact on the Statement of Operations. The after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments.

11. Subsequent Event

On March 30, 2008, the Company acquired the assets of G.C. & K.B. Investments, Inc. and its affiliated entities that franchise or sub-franchise 181 SpeeDee quick-lube and automotive maintenance shops. The purchase price was $20.8 million, which was financed through the existing Midas credit facility.

SpeeDee is based in New Orleans and was founded in 1980. SpeeDee generated system-wide sales of approximately $78 million in 2007 through its network of 116 U.S. shops, four of which were owned and operated by SpeeDee. A master franchisee manages the 19 shops in the Northeastern U.S. The SpeeDee system also includes 65 shops in Mexico that are licensed to a master franchisee. The acquisition does not include any real estate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

During fiscal 2003, Midas developed and began to implement a plan to dramatically restructure the Company’s operations and re-direct the Company’s strategic focus towards the Midas retail system. This plan was intended to transform the Company by improving profitability, enhancing the competitive position of the Midas retail system, strengthening the Company’s balance sheet and reducing future capital requirements. A major component of this strategy was the elimination of unprofitable manufacturing and distribution operations. Midas concluded these activities when it closed its last automotive exhaust distribution facility in Chicago in fiscal 2006 and liquidated all remaining assets related to its former exhaust manufacturing and distribution operation.

During fiscal 2006, the Company launched a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. In order to encourage Midas dealers to adopt this new image, the Company offered to provide a subsidy of up to $2,600 per shop for those franchisees who agreed to adopt the program prior to the end of fiscal 2007. Currently, over 1,000 U.S. locations have converted to the new image with an additional 200 to 300 shops committed to completing the conversion program in fiscal 2008. The subsidy offer has been extended through the end of fiscal 2008 for franchisees in Canada. The Company recorded $0.2 million in business transformation costs during the first quarter of fiscal 2008 in connection this program. Midas believes the total cost of this program in fiscal 2008 will be approximately $1.5 million.

Management is focused on building shareholder value through the profitable growth of the Company. In order to achieve this goal, management is focused on four key initiatives:

Growth of the Midas System in North America

The first priority of Midas is building shareholder value through the profitable growth of the Midas retail system in North America, which includes both comparable shop sales growth at existing Midas locations and growth in overall shop count. In support of this goal, in the first quarter of 2008, Midas launched its new branded brake service: Midas SecureStop. This is an attempt to differentiate the Midas brake service based on the quality of parts used and services performed. In the recent past, price has been the primary point of differentiation for Midas and most competitors. The Company also has initiatives underway to substantially grow its tire and maintenance revenue as a means of becoming a consumer destination for complete car care. In addition, Midas transitioned 38 shops to new ownership during the first quarter of fiscal 2008. Such transitions often lead to improved sales performance and enhanced compliance with Midas franchise programs. While the retail auto service market in the U.S. continues to be negatively affected by weak consumer spending, Midas believes it is building the foundation for a return to positive sales trends during fiscal 2008.

Global Expansion of the Midas Brand

Midas management believes that the Company’s brand name and system management expertise can be leveraged to generate incremental royalty revenue through growth of the Midas system around the world. During the first quarter of fiscal 2008, Midas licensed the development rights for Costa Rica. This was the first new international licensee for the Company since 2000. Midas continues to explore possible expansion opportunities into the high growth Asian markets where currently it has no presence.

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

As of March 29, 2008, Midas had an approximately $88 million net operating loss (NOL) carryforward. Midas believes it can create value for shareholders by successfully integrating accretive acquisitions that accelerate the utilization of the NOL.

Given the above described factors, Midas has considered, and will continue to consider, potential acquisition candidates.

On March 30, 2008, after the close of the fiscal first quarter, Midas acquired the assets of G.C. & K.B. Investments, Inc. and its affiliated entities that franchise or sub-franchise 181 SpeeDee quick-lube and automotive maintenance shops. The purchase price was $20.8 million. This acquisition added 116 shop locations in the U.S. and 65 in Mexico. The typical SpeeDee shop derives more than 50% of its sales from quick lube and fluid exchange services compared to only approximately 5% at Midas shops in the U.S. In addition, SpeeDee services cars much earlier in their lifecycle as approximately 34% of the vehicles serviced by SpeeDee are less than four years old compared to only 7% of the vehicles serviced at the typical Midas shop. The Company believes this strategic acquisition will enable Midas to accelerate growth of the Midas system in North America through co-branding. The Company believes that by co-branding a retail outlet with both the SpeeDee and Midas brands, the Company will see customers much earlier in the lifecycle of their vehicle as SpeeDee oil change customers, and will be able to convert these vehicles into Midas general repair customers as the vehicles age. The Company expects to test its first co-branded units in the second half of fiscal 2008.

Share Repurchases

The Company believes that returning capital to shareholders through share buybacks enhances shareholder value. In November 2004, the Company’s Board of Directors authorized a share repurchase of up to $25 million in Midas stock. In May 2006, the Board of Directors authorized a $25 million increase in the share repurchase program, and in May 2007, the Board authorized an additional $50 million increase. Since the inception of this repurchase plan through December 29, 2007, the Company has repurchased approximately $65.4 million in stock, and $34.6 million remains available under the Company’s current authorization. Because of the recent acquisition on the SpeeDee business, no share repurchases were made during the first fiscal quarter of 2008. Midas expects to resume share repurchase activity in the second half of 2008.

First Quarter Fiscal 2008 Compared with First Quarter Fiscal 2007

The following is a summary of the Company’s sales and revenues for the first quarter of fiscal 2008 and 2007: ($ in millions)

	2008	Percent to Total	2007	Percent to Total
Franchise royalties and license fees	$13.3	29.7%	$14.7	35.6%
Real estate revenues from franchised shops	8.7	19.4	9.0	21.8
Company-operated shop retail sales	14.9	33.2	9.5	23.0
Replacement part sales and product royalties	6.7	15.0	7.0	16.9
Software sales and maintenance revenue	1.2	2.7	1.1	2.7

Total sales and revenues	$44.8	100.0%	$41.3	100.0%

Total sales and revenues for the first quarter of fiscal 2008 increased $3.5 million, or 8.5%, from the first quarter of fiscal 2007 to $44.8 million. Within the retail auto service business, royalty revenues and license fees decreased $1.4 million, or 9.5%, from the first quarter of fiscal 2007. This decrease was primarily driven by a scheduled reduction in the international royalties paid by Midas Europe and an increase in the number of company-operated shops whose royalties are eliminated. International royalties and license fees declined approximately $1.1 million during the first quarter of fiscal 2008. Similar declines are expected throughout the year as the Midas Europe contract converted from a fixed $8.9 million annual royalty to a royalty based on 1% of Midas Europe retail sales at the beginning of fiscal 2008. A 1.6% decline in U.S. comparable shop sales was mostly offset by an increase of 7.8% in Canada and a favorable Canadian currency exchange rate. For the first quarter of fiscal 2008, comparable shop sales in North America declined approximately 0.9%. Significant comparable shop sales growth in the new categories of tires of 16.6% and oil of 8.6% could not offset an 8.0% decline in brakes. In addition, sales weakness was very evident in the Southeast and West regions of the U.S., where comparable shop sales declined 8.8% and 7.8%, respectively. The exhaust business benefited from the harsh winter conditions in the Northern U.S. and Canada, and thus was approximately flat to prior year in the quarter, which was much improved over the long term trend and was the best quarterly performance in many years.

Revenues from real estate leases declined to $8.7 million as higher revenues from scheduled rent increases and the favorable Canadian currency exchange rate were offset by a net reduction in the number of shops paying rent to Midas due to shop closures and the acquisition of company-operated shops, as well as lower revenue from sales-based rental agreements.

Sales from company-operated shops were $14.9 million in the first quarter of fiscal 2008 compared to $9.5 million in the first quarter of fiscal 2007. The increased revenues reflect additional company-operated shops as a result of acquisitions. The Company completed the first quarter of fiscal 2008 with 95 company-operated shops compared to 61 at the close of the first quarter of fiscal 2007. Comparable shop sales for the company-operated shops were flat during the first quarter of fiscal 2008. The Chicago market grew comparable shop sales by more than 19%, but this strong performance was offset by negative comparable shop sales of approximately 3.3% in the Florida, Colorado and Northeast company-operated shop markets.

Replacement part sales and product royalties decreased 4.3% from $7.0 million to $6.7 million in the first quarter of fiscal 2008. The decrease in replacement part sales and product royalties was due to a change in the Midas warranty program in the U.S. As of January 1, 2008, Midas no longer collects product royalties from U.S. supply chain partners. As a result of this program change, product royalty revenue declined approximately $0.9 million in the first quarter of fiscal 2008. This decline was partially offset by a $0.6 million increase in sales of tires, batteries, oil and equipment to Midas dealers. Software sales and maintenance revenue increased $0.1 million to $1.2 million reflecting continued growth in the Company’s RO Writer software business.

Total operating costs and expenses increased $5.2 million, or 14.6%, in the first quarter of fiscal 2008 to $40.7 million as the higher number of company-operated shops caused a $5.7 million increase. Occupancy expenses for franchised shops increased $0.3 million, or 5.5%, reflecting scheduled increases in rent expense for shops leased by the Company, as well as a net increase in the number of leased shops. Company-operated shop costs and expenses rose to $15.0 million from $9.3 million mostly as a result of additional shops and the incremental overhead required to support them compared to the same period one year ago. Payroll and employee benefit costs increased slightly to 41.6% of company-operated shop sales in the first quarter of fiscal 2008 compared to 41.1% in the prior year. Company-operated shop occupancy and other expenses increased as a percentage of sales from 32.6% in the first quarter of fiscal 2007 to 33.6% in the first quarter of fiscal 2008. Company-operated shop cost of sales increased from 24.2% in the first quarter of fiscal 2007 to 25.5% in the first quarter of fiscal 2008, primarily as a result of an increase in sales of tires, which generally have a lower margin.

Replacement part cost of sales increased $0.6 million to 91.0% of replacement part sales and product royalties from 78.5% in the first quarter of fiscal 2007. The increased cost of replacement part sales relative to revenue was due to the change in the U.S. warranty program beginning in fiscal 2008 in which Midas no longer collects product royalty revenue from U.S supply chain partners (such product royalties had no offsetting cost of sales). Warranty expense in the first quarter of fiscal 2008 was an expense of $0.1 million compared to an expense of $1.1 million in first quarter of fiscal 2007. The approximately $1.0 million reduction in warranty expense was due to the change in the U.S. warranty program. Under the new arrangement, expenses for U.S. warranty redemptions will be expensed as incurred. However, because Midas’ U.S. supply chain partners are responsible for the warranty of parts during the first 12 months, Midas will not begin to incur expenses under the new program until fiscal 2009.

Selling, general and administrative expenses in the first quarter of fiscal 2008 decreased $0.4 million, or 2.9%, from the first quarter of fiscal 2007 to $13.2 million. The Company spent an incremental $0.4 million related to its efforts to accelerate the transition of shops to new owners because of the long-term benefits that these transitions bring. This increased spending was completely offset by the Company’s ongoing expense reduction program, which included lower costs for rent in the Midas corporate office as a result of a new lease arrangement.

During the first quarter of fiscal 2008, the Company recorded business transformation charges of $0.2 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers. During the first quarter of fiscal 2007, the Company recorded business transformation charges of $0.5 million. The fiscal 2007 charges reflected $0.3 million related to the early termination of the Company’s supply agreement with AutoZone, $0.4 million in connection with the Company’s new shop image program and a credit of $0.2 million to reflect an adjustment to the reserve for non-recoverable lease costs pertaining to the closure of six company-operated shops in late 2006.

During the first quarter of fiscal 2008, the Company recorded a loss on sale of $0.3 million in connection with the sale of certain shop assets. No loss on sale of assets was recorded in the first quarter of fiscal 2007.

As a result of the above changes, operating income decreased $1.7 million to $4.1 million in the first quarter of fiscal 2008 from $5.8 million in the first quarter of fiscal 2007. Excluding the impact of the above described business transformation charges and loss on sale, operating income for the first quarter of fiscal 2008 was $4.6 million compared to $6.3 million for the first quarter of fiscal 2007. Excluding the impact of business transformation charges and loss on sale, operating income margin decreased to 10.3% of sales in the first quarter of fiscal 2008 from 15.3% in the first quarter of fiscal 2007. The reduction in operating income margin reflects lower royalties and license fees due to the reduced Midas Europe royalty and an increase in revenues from company-operated shops with lower operating profitability. These negative factors could not be offset by lower corporate overhead. The Company is currently in the process of re-franchising certain company-operated shops and expects overall margins to improve as the size of the company-operated shop portfolio is reduced.

Interest expense was $2.2 million in the first quarter of fiscal 2008 compared to $2.2 million in the first quarter of fiscal 2007. Interest expense was flat to prior year despite higher average bank debt compared to the year ago period primarily due to the reduction in interest rates.

Other income increased from $0.1 million in the first quarter of fiscal 2007 to $0.2 million in the first quarter of fiscal 2008 primarily due to currency exchange related gains. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 40.0% in the first quarter of fiscal 2008 compared to 41.1% in the first quarter of fiscal 2007 and compared to the 2008 statutory tax rate of 39.0%. The fiscal 2008 variance from the statutory rate is primarily due to the impact of non-deductible executive compensation and other non-deductible expenses. The tax rate improved over the prior year primarily due to a lower corporate income tax rate in Canada.

As a result of the above items, net income decreased $0.9 million from net income of $2.2 million in the first quarter of fiscal 2007 to net income of $1.3 million in the first quarter of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first three months of fiscal 2008 and 2007, respectively (in millions):

	2008	2007
Cash provided by operating activities before cash outlays for business transformation costs and net changes in assets and liabilities	$6.5	$7.8
Cash outlays for business transformation costs	(0.2)	(1.5)
Net changes in assets and liabilities	0.6	(3.0)

Net cash provided by operating activities	6.9	3.3
Net cash used in investing activities	(2.5)	—
Net cash used in financing activities	(3.5)	(4.1)

Net change in cash and cash equivalents	$0.9	$(0.8)

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit, allowing Midas to minimize interest expense and to maintain a low cash balance. Midas’ cash and cash equivalents increased $0.9 million in the first three months of fiscal 2008.

The Company’s operating activities provided net cash of $6.9 million during the first three months of fiscal 2008 compared to $3.3 million in the first three months of fiscal 2007. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash from operating activities decreased from $7.8 million in the first three months of fiscal 2007 to $6.5 million in the first three months of fiscal 2008, as the decrease in net income, lower utilization of deferred tax assets, reduced business transformation charges and decline in stock-based compensation was partially offset by the $0.3 million loss on sale of assets and higher depreciation and amortization. Cash outlays for business transformation costs declined from $1.5 million in the first three months of fiscal 2007 to $0.2 million in the first three months of fiscal 2008. Cash outlays for business transformation costs in the first three months of fiscal 2008 were related to the Company’s update of its retail shop image while cash outlays in the first three months of fiscal 2007 were related to the early termination of the supply agreement with AutoZone and the Company’s update of its retail shop image.

Changes in assets and liabilities swung from a $3.0 million use of cash in the first three months of fiscal 2007 to a $0.6 million source of cash in the first three months of fiscal 2008. The $0.6 million source of cash in 2008 was primarily due to a decline in receivables due to improved collections, while the $3.0 million use of cash in 2007 was primarily due to the timing of payments to vendors.

Investing activities used $2.5 million of cash in the first three months of fiscal 2008 and had no impact on cash flow in the first three months of fiscal 2007. Fiscal 2008 investing activities primarily consisted of $1.9 million in capital expenditures, $0.7 million paid in conjunction with the acquisition of nine shops and other assets from certain Midas dealers, and $0.1 million in cash generated as the result of the sale of five shops to Midas franchisees. The $1.9 million in capital expenditures included $0.4 million in office renovation costs, $0.8 million for real estate purchases, $0.2 million for systems development projects and $0.5 million for company-operated shop equipment additions and other capital expenditures. Fiscal 2007 investing activities primarily consisted of $0.4 million in systems development projects, company-operated shop equipment additions and other capital expenditures, $0.3 million paid in conjunction with the acquisition of two Midas shops and other assets from certain Midas dealers and $0.7 million in cash generated as the result of the sale of seven company-operated shops.

Net cash used in financing activities was $3.5 million in the first three months of fiscal 2008, compared to net cash used of $4.1 million in the first three months of fiscal 2007. During fiscal 2008, the Company decreased total debt by $4.1 million, increased outstanding checks by $0.5 million and received $0.1 million in cash from the exercise of outstanding stock options. During fiscal 2007, the Company increased total debt by $5.4 million, decreased outstanding checks by $3.5 million, paid $7.0 million to repurchase shares of the Company’s common stock and received $1.0 million in cash from the exercise of outstanding stock options.

On October 27, 2005, the Company entered into a five-year, unsecured $110 million revolving credit facility. On February 4, 2008, the Company amended the loan by increasing the revolving credit facility to $130 million. The amended facility is further expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. As of March 29, 2008, the interest rate on the Company’s revolving loan borrowings was priced at LIBOR plus 1.25%.

As of March 29, 2008, a total of $72.6 million was outstanding under the revolving credit facility. As of December 29, 2007, a total of $76.3 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $72.6 million in senior bank debt is at fixed rates.

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

Valuation of Warranty Liabilities

Customers are provided a written warranty from Midas on certain Midas products purchased from Midas shops in North America, namely brake friction, mufflers, shocks and struts. The warranty will be honored at any Midas shop in North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties. The Company determines the estimated value of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim on a current cost basis. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions. A decrease of one percentage point in the estimated percentage of warranted products likely to be redeemed in the U.S. would have the effect of changing Midas’ December 29, 2007 outstanding U.S. warranty liability by approximately $3.9 million. A change in the estimated current cost of warranty redemptions of one dollar would have the effect of changing Midas’ outstanding U.S. warranty liability by approximately $1.1 million.

As of January 1, 2008, the Company changed how the Midas warranty obligation is funded in the United States. From June 2003 through December 2007, product royalties received from the Company’s preferred supply chain vendors were recorded as revenue and substantially offset the cost of warranty claims. Beginning in fiscal 2008, the Midas warranty program in the United States is funded directly by Midas franchisees. The franchisees are charged a fee for each warranted product sold to customers. The fee is charged when the warranty is registered with the Company. The fee billed to dealers is deferred and will be recognized as revenue when the actual warranty is redeemed and included in warranty expense. This fee is intended to cover the Company’s cost of the new warranty program, thus revenues under this program will match expenses and the new warranty program will have no profit or loss impact. In connection with this change, beginning in 2008 Midas franchisees in the United States will receive rebates on their purchases from the Company’s preferred supply chain vendors and the Company will no longer receive product royalties on Midas dealer purchases in the United States.

The Midas warranty program in Canada did not change. The Company continues to receive royalties from certain preferred supply chain vendors based on dealer purchases in Canada and records a periodic warranty expense.

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

Second, the Company must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the accumulated and projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent year. In determining these rates the Company looks at its historical and expected rates of annual salary increases

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred under SFAS No. 87 and is recognized in net periodic pension cost over a five-year period.

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

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at March 29, 2008. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

IMPACT OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 became effective for Midas on December 30, 2007 (the beginning of fiscal 2008). The only applicability of this standard for the Company was related to its existing interest rate swaps. The Company adopted this provision by recording a $55,000 decrease in long-term swap liability, a $20,000 reduction in deferred income taxes and a $35,000 increase accumulated other comprehensive loss. The adoption of SFAS 157 had no impact on cash provided by operating activities.

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

SFAS 158 also requires an employer to measure plan assets and benefit obligations as of the balance sheet date effective for periods ending after December 15, 2008. On December 30, 2007 the Company adopted this provision by recording adjustments to opening balances which resulted in a $110,000 increase in other assets, a $40,000 reduction in deferred income taxes, a $50,000 increase in retained earnings and a $20,000 reduction in accumulated other comprehensive loss. The adoption of SFAS 158 had no impact on cash provided by operating activities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits a company to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. The adoption of SFAS 159 had no impact on the Company as the Company elected to not measure any of the assets or liabilities subject to this pronouncement at fair value.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard becomes effective for Midas on January 4, 2009. Midas adopted SFAS 161 effective December 30, 2007. As SFAS 161 only requires enhanced disclosures, this standard will have no impact on the consolidated financial statements.

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

The Company is subject to certain market risks, including foreign currency and interest rates. The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Historically, the Company’s primary exposure is to changes in exchange rates for the U.S. dollar versus the Canadian dollar. Beginning in fiscal 2008, the Company also has exposure to changes in exchange rates between the U.S. dollar and the Euro for international license fees from Europe that were previously fixed and denominated in U.S. dollars.

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

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $72.6 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of March 29, 2008, the fair value of these instruments was a pre-tax loss of approximately $2.5 million.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 2008: (December 30, 2007 through January 26, 2008)	—	—	—	$34,620,992
February 2008: (January 27, 2008 through February 23, 2008)	—	—	—	$34,620,992
March 2008: (February 24, 2008 through March 29, 2008)	—	—	—	$34,620,992

Total	—	—	—

(1)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of March 29, 2008, a total of approximately 3,229,000 shares had been repurchased under this authorization plan since its inception. The average price of shares repurchased under the plan was approximately $20.25.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

10.1	Agreement dated March 30, 2008 regarding Midas’ acquisition of G.C. & K.B. Investments, Inc.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008	/s/ Alan D. Feldman
Alan D. Feldman
Chairman, President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Executive Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller