Form 10-Q
period 2008-06-28
MIDAS INC
filed 2008-08-07
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of July 28, 2008 was 14,028,932.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal June		For the six months ended fiscal June
	2008	2007	2008	2007
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Sales and revenues:
Franchise royalties and license fees	$15.7	$15.9	$29.0	$30.6
Real estate revenues from franchised shops	8.7	8.9	17.4	17.9
Company-operated shop retail sales	16.2	10.5	31.1	20.0
Replacement part sales and product royalties	6.9	8.5	13.6	15.5
Software sales and maintenance revenue	1.3	1.1	2.5	2.2

Total sales and revenues	48.8	44.9	93.6	86.2

Operating costs and expenses:
Franchised shops – occupancy expenses	5.7	5.4	11.5	10.9
Company-operated shop parts cost of sales	4.2	2.5	8.0	4.8
Company-operated shop payroll and employee benefits	6.6	4.3	12.8	8.2
Company-operated shop occupancy and other operating expenses	5.3	3.4	10.3	6.5
Replacement part cost of sales	6.2	6.9	12.3	12.4
Warranty expense	0.2	1.3	0.3	2.4
Selling, general, and administrative expenses	14.1	12.9	27.3	26.5
Loss on sale of assets, net	0.3	—	0.6	—
Business transformation charges	0.4	1.0	0.6	1.5

Total operating costs and expenses	43.0	37.7	83.7	73.2
Operating income	5.8	7.2	9.9	13.0
Interest expense	(2.3)	(2.3)	(4.5)	(4.5)
Other income, net	0.2	0.2	0.4	0.3

Income before income taxes	3.7	5.1	5.8	8.8
Income tax expense	1.5	2.1	2.3	3.6

Net income	$2.2	$3.0	$3.5	$5.2

Earnings per share:
Basic	$0.16	$0.22	$0.26	$0.37

Diluted	$0.16	$0.21	$0.25	$0.35

Average number of shares:
Common shares outstanding	13.3	14.1	13.3	14.2
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	13.4	14.2	13.4	14.3
Equivalent shares on outstanding stock awards	0.5	0.6	0.5	0.5

Shares applicable to diluted earnings	13.9	14.8	13.9	14.8

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	Fiscal June 2008	Fiscal December 2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2.8	$1.3
Receivables, net	28.2	30.4
Inventories	3.9	3.2
Deferred income taxes	12.5	12.4
Prepaid assets	4.6	3.9
Other current assets	3.4	3.9

Total current assets	55.4	55.1
Property and equipment, net	94.6	96.6
Goodwill and other intangible assets, net	34.5	14.0
Deferred income taxes	38.7	41.2
Other assets	10.2	10.8

Total assets	$233.4	$217.7

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.6	$1.7
Current portion of accrued warranty	3.4	3.5
Accounts payable	15.4	16.8
Accrued expenses	22.1	24.5

Total current liabilities	42.5	46.5
Long-term debt	92.2	76.3
Obligations under capital leases	2.0	2.2
Finance lease obligation	32.3	32.9
Accrued warranty	19.1	21.3
Other liabilities	8.4	6.9

Total liabilities	196.5	186.1

Temporary equity:
Non-vested restricted stock subject to redemption	4.8	4.4

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	6.2	8.8
Treasury stock, at cost (3.7 million shares and 3.9 million shares)	(76.6)	(81.0)
Retained income	105.9	102.4
Accumulated other comprehensive loss	(3.4)	(3.0)

Total shareholders’ equity	32.1	27.2

Total liabilities and shareholders’ equity	$233.4	$217.7

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the six months ended fiscal June
	2008	2007
Cash flows from operating activities:
Net income	$3.5	$5.2
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	5.2	4.6
Stock-based compensation	2.1	2.4
Amortization of financing fees and change in debt swap valuation	0.2	0.2
Business transformation charges	0.6	1.5
Deferred income taxes	2.4	3.0
Loss on sale of assets	0.6	—
Cash outlays for business transformation costs	(0.7)	(1.8)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	(1.7)	(5.1)

Net cash provided by operating activities	12.2	10.0

Cash flows from investing activities:
Capital investments	(3.4)	(1.1)
Cash paid for acquired businesses	(21.8)	(6.7)
Proceeds from sales of assets	0.4	1.2

Net cash used in investing activities	(24.8)	(6.6)

Cash flows from financing activities:
Net borrowings under revolving lines of credit	15.9	11.4
Decrease in outstanding checks	(0.9)	(2.5)
Payment of principal obligations under capital leases	(0.3)	(0.5)
Payment of principal obligations under finance lease	(0.6)	(0.5)
Cash received for common stock	0.2	1.9
Cash paid for treasury shares	(0.2)	(13.7)

Net cash provided by (used in) financing activities	14.1	(3.9)

Net change in cash and cash equivalents	1.5	(0.5)
Cash and cash equivalents at beginning of period	1.3	2.4

Cash and cash equivalents at end of period	$2.8	$1.9

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained	Comprehensive	Accumulated Other
	Shares	Amount	Shares	Amount	Income	Income	Comprehensive Loss
Fiscal year end 2007	17.7	$8.8	(3.9)	$(81.0)	$102.4		$(3.0)
Purchase of treasury shares	—	—	—	(0.2)	—		—
Stock option transactions	—	(0.1)	—	0.3	—		—
Stock option expense	—	0.7	—	—	—		—
Restricted stock awards	—	(4.3)	0.2	4.3	—		—
Restricted stock vesting	—	1.1	—	—	—		—
Net income	—	—	—	—	3.5	$3.5	—
Other comprehensive income
— foreign currency translation	—	—	—	—	—	(0.3)	(0.3)
— loss on derivative financial instruments, net of tax	—	—	—	—	—	(0.1)	(0.1)

Comprehensive income	—	—	—	—	—	$3.1	—

Fiscal second quarter end 2008	17.7	$6.2	(3.7)	$(76.6)	$105.9		$(3.4)

See notes to condensed financial statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended December 29, 2007. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended June 28, 2008 (“second quarter fiscal 2008”) and June 30, 2007 (“second quarter fiscal 2007”) and of its financial position as of June 28, 2008. All such adjustments are of a normal recurring nature. The results of operations for the second quarter of fiscal 2008 and 2007 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for Midas, Inc. and its wholly-owned subsidiaries (“Midas” or the “Company”). The unaudited condensed financial statements for the quarters ended June 28, 2008 and June 30, 2007 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2007 financial statements in order to provide consistency with the fiscal 2008 results. These reclassifications did not affect previously reported operating income, income before income taxes, net income or earnings per share. In 2008, the Company accounted for replacement part cost of sales net of rebates received from its suppliers in the Statement of Operations. In prior periods, replacement part cost of sales were presented gross of supplier rebates received, thereby resulting in overstatements in revenue and cost of sales by equal amounts. The prior period has been revised by reducing revenue and cost of sales $0.4 million for the second fiscal quarter of 2007 and $0.8 million for the first six months of fiscal 2007. The prior periods in the Condensed Statements of Operations and Balance Sheets have been revised to conform to the current year presentation. The effect of this change in presentation on the amounts previously reported for 2007 was not material.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2008	2007	2008	2007
Weighted-average common shares outstanding	13.3	14.1	13.3	14.2
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	13.4	14.2	13.4	14.3
Effect of dilutive stock awards	0.5	0.6	0.5	0.5

Shares applicable to diluted earnings	13.9	14.8	13.9	14.8

Potential common share equivalents:
Stock options	1.5	1.3	1.5	1.3

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

Cash and cash equivalents consist of deposits with banks and financial institutions and are unrestricted as to withdrawal or use, and credit card receivables, which generally settle within three days or less.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments for interest and taxes as follows (in millions):

	For the six months ended fiscal June
	2008	2007
Interest paid	$4.2	$4.1
Income taxes paid	0.4	0.7

The acquisition of certain company-operated shops resulted in non-cash reductions of accounts receivable of approximately $0.9 million and $2.3 million during the first six months of fiscal 2008 and 2007, respectively.

3. Inventories

Inventories were composed of finished goods in both the quarter ended June 28, 2008 and the year ended December 29, 2007.

4. Business Transformation Activities

In fiscal 2006, the Company launched a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image better showcases the Company’s expansion into new services, enhances efforts to educate customers and significantly increases the visibility and curb appeal of the typical Midas shop. The Company expects a majority of Midas shops throughout North America to adopt the new shop image. In order to encourage Midas dealers to adopt this new image, the Company agreed to fund certain planning, development, material and installation costs expected to average approximately $2,600 per shop. The Company also expects to pay the full cost of the image upgrade for its company-operated shops as well as certain shops being transitioned between owners.

As a result, the Company recorded charges of $4.1 million during fiscal 2007 and fiscal 2006 related to this program, and Midas management expects that it will result in additional business transformation costs during fiscal 2008, including $0.6 million recorded in the first six months of 2008.

5. Debt Agreements

On October 27, 2005, the Company entered into a five-year, unsecured $110 million revolving credit facility. On February 4, 2008, the Company amended the loan by increasing the revolving credit facility to $130 million. The amended facility is further expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. The Company is in compliance with all covenants. As of June 28, 2008, the interest rate on the Company’s revolving loan borrowings was priced at LIBOR plus 1.25%.

As of June 28, 2008, a total of $92.2 million was outstanding under the revolving credit facility. As of December 29, 2007, a total of $76.3 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $92.2 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of June 28, 2008, the fair value of these instruments was a pre-tax loss of approximately $1.4 million.

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

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2008	2007	2008	2007
Service cost	$0.1	$0.3	$0.3	$0.6
Interest cost on projected benefit obligation	0.8	0.7	1.6	1.4
Expected return on assets	(1.1)	(1.1)	(2.2)	(2.2)
Net amortization and deferral	0.1	0.1	0.1	0.2

Total net periodic pension benefit	$(0.1)	$—	$(0.2)	$—

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

The Company did not record an excess tax benefit in the first six months of fiscal 2008 or fiscal 2007 related to stock-based compensation plans or equity instruments. The Company is in a net operating loss carry-forward position for the first six months of fiscal 2008 and 2007. As a result, the excess tax benefit is not recognized until the deduction reduces the Company’s income taxes payable which occurs once the net operating loss has been fully utilized. Therefore there was no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows.

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest over a period of five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of June 28, 2008:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2007	1,551,249	$ 6.77–$34.66	$14.33
Exercised	(12,588)	8.09–15.65	14.75
Granted	230,000	15.22–15.22	15.22
Forfeited	(14,608)	15.65–22.17	18.50

Outstanding at June 28, 2008	1,754,053	6.77–34.66	14.41	5.8	$3.7

Exercisable at June 28, 2008	1,219,573	6.77–34.66	12.58	4.5	3.7

The Company granted 230,000 and 168,600 options in the first six months of fiscal 2008 and 2007, respectively. Additional information pertaining to option activity during the first six months of fiscal 2008 and 2007 was as follows (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2008	2007	2008	2007
Weighted average grant-date fair value of:
Stock options granted	$1.3	$1.4	$1.3	$1.4
Stock options exercised	—	0.5	0.1	0.8
Stock options vested	1.9	0.9	2.2	1.2

The weighted average estimated fair value of the options granted in the six months ended June 2008 and 2007 was $5.82 and $8.45 respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2008	2007
Risk-free interest rate	3.06%	4.61%
Dividend yield	0.0%	0.0%
Expected volatility	32.50%	28.01%
Expected life in years	6.25	6.50

Volatility is derived based on historical trends. Expected life is calculated utilizing the simplified method as prescribed by Staff Accounting Bulletin No. 107.

As of June 28, 2008, there was $4.0 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock

From time to time the Company grants shares of restricted stock to certain employees, officers and directors. Certain restricted stock vests at the five or seven year anniversary, with provisions for accelerated vesting upon the occurrence of certain pre-determined events (“cliff-vesting shares”), while other restricted stock vests equally over periods of three to five years or only upon the occurrence of certain pre-determined events (the latter being referred to as “performance shares”). The fair value of all but the performance share grants is equal to the stock price on the date of the grant. The fair value of the performance share grants is based on their derived service period calculated using either a Monte Carlo simulation model or management’s expectations of achieving the objectives. Activity for restricted shares for the first six months of fiscal 2008, including the non-vested restricted shares outstanding and the weighted average grant-date fair value of those restricted shares, is shown in the table below:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 29, 2007	570,045	$15.75
Granted	208,000	13.57
Vested	(87,430)	(12.30)

Non-vested balance as of June 28, 2008	690,615	$15.71

As of June 28, 2008, there was $6.1 million of unamortized restricted stock compensation of which $10.9 million was included as a reduction to paid-in capital and $4.8 million was included in non-vested restricted stock subject to redemption. The $6.1 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 3.2 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of non-vested restricted stock in certain circumstances. Securities and Exchange Commission Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $4.8 million value of non-vested restricted stock as temporary equity on the consolidated balance sheet as of June 28, 2008. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of June 28, 2008 a total of 52,593 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

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

Year-to-date warranty activity through the first six months of fiscal 2008 is summarized as follows (in millions):

Accrued warranty at beginning of period	$24.8
Warranty expense	0.3
Changes in foreign currency exchange rate	(0.2)
Warranty credit issued to franchisees (warranty claims paid)	(2.4)

Accrued warranty at end of period	22.5
Less current portion	(3.4)

Accrued warranty – non-current	$19.1

As of January 1, 2008, the Company changed how the Midas warranty obligation is funded in the United States. From June 2003 through December 2007, product royalties received from the Company’s preferred supply chain vendors were recorded as revenue and substantially offset the cost of warranty claims. Beginning in fiscal 2008, the Midas warranty program in the United States is funded directly by Midas franchisees. The franchisees are charged a fee for each warranted product sold to customers. The fee is charged when the warranty is registered with the Company. The fee billed to dealers is deferred and will be recognized as revenue when the actual warranty is redeemed and included in warranty expense. This fee is intended to cover the Company’s cost of the new warranty program, thus revenues under this program will match expenses and the new warranty program will have no net impact on the results of operations. In connection with this change, beginning in 2008 Midas franchisees in the United States now receive rebates on their purchases from the Company’s preferred supply chain vendors and the Company no longer receives product royalties on Midas dealer purchases in the United States. Because Midas’ U.S. supply chain partners are responsible for the warranty of parts during the first 12 months, Midas will not begin to record revenues or expenses under the new program until fiscal 2009.

The Midas warranty program in Canada did not change. The Company continues to receive royalties from certain preferred supply chain vendors based on dealer purchases in Canada and records a periodic warranty expense.

9. Acquisitions and Divestitures

On March 30, 2008 Midas acquired the assets of G.C. & K.B. Investments, Inc. and its affiliated entities that franchise or sub-franchise 180 SpeeDee quick-lube and automotive maintenance shops. The purchase price was $21.0 million. This acquisition added 115 shop locations in the U.S. and 65 in Mexico. SpeeDee is based in New Orleans and was founded in 1980. SpeeDee generated system-wide sales of approximately $78 million in 2007 through its network of U.S. shops, four of which were owned and operated by SpeeDee. A master franchisee manages the 19 shops in the Northeastern U.S. The SpeeDee system also includes 65 shops in Mexico that are licensed to a master franchisee. The acquisition does not include any real estate.

As a result of this acquisition, the Company recorded $20.0 million in incremental goodwill and other intangibles, which included $8.7 million of intangible trademark, $3.9 million of intangible franchise agreements and $7.4 million of goodwill. The $3.9 million of intangible franchise agreements will be amortized over a period of 22 years. The intangible trademark and goodwill have indefinite lives and are therefore not amortized but are tested for impairment in the fourth quarter. All of the acquired intangible assets are deductible for tax purposes.

During the first six months of fiscal 2008, the Company acquired six shops to be run as company-operated shops, including five shops acquired from Midas dealers and one shop acquired from a non-Midas operator, and acquired five shops which were immediately re-franchised to Midas dealers. Of the six shops acquired for the company-operated shop business, three were in Ottawa, Canada, two were in New Jersey and one was in California. The purchase price of the 11 acquired shops was approximately $1.7 million, which consisted of $0.8 million paid in cash and $0.9 million used to settle accounts receivable from the selling Midas dealers. These acquisitions resulted in $1.1 million of incremental goodwill and other intangibles. The re-franchising of certain of these acquired shops generated $0.4 million in cash and a loss on sale of assets of $0.6 million.

The Company has entered into two purchase agreements which could result in the purchase of up to 13 shops from Midas dealers if the purchase agreements are not assigned to third party buyers prior the expiration of the option periods. The first purchase agreement requires Midas to purchase nine shops for approximately $2.8 million no later than December 31, 2008. Midas has the right to assign this purchase agreement to an approved third party at any point prior to December 31, 2008. Separately, Midas has the option, but not the obligation, to purchase the land and buildings for seven of the nine locations for $4.2 million at any point prior to December 31, 2010.

The second purchase agreement requires Midas to purchase four shops for approximately $1.1 million no later than March 31, 2009. Midas has the right to assign this purchase agreement to an approved third party at any point prior to March 31, 2009. Additionally, the purchase agreement requires Midas, or an assigned third party, to purchase land and buildings for three of the four locations for approximately $1.6 million. The related land and building purchase must coincide with the business purchase and also must be completed prior to March 31, 2009.

10. Contingent Operating Lease Agreements

In conjunction with the SpeeDee acquisition, the Company has entered into contingent operating lease agreements covering real estate that is leased by SpeeDee franchisees. At June 28, 2008, 18 shops were covered by these contingent operating lease agreements, under which Midas could be required, under certain circumstances, to begin making rental payments with respect to individual shop locations. The average annual contingent SpeeDee shop rental is $78,000 with an average remaining life of approximately 14 years.

Management believes that, individually and in the aggregate, any potential difference that might arise under these contingent lease agreements between the rental expense and the rental income from future subleases would not materially affect the financial position or results of operations of Midas.

11. Derivative Instruments

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

The fair values of the Company’s interest rate swaps are estimated using Level 2 inputs, which are based on model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The Company also considers counterparty credit-risk and bilateral or “own” credit risk adjustments in estimating fair value, in accordance with the requirements of SFAS 157. The Company adopted this provision which resulted in a $110,000 decrease in long-term swap liability, a $42,000 reduction in deferred income taxes and a $68,000 increase in accumulated other comprehensive loss through the second quarter of fiscal 2008. The adoption of SFAS 157 had no impact on cash provided by operating activities.

The fair value of derivative instruments is summarized as follows (in millions):

	As of June 28, 2008		As of December 29, 2007
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate contracts	Other liabilities	$1.4	Other liabilities	$1.2

Total		$1.4		$1.2

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

RESULTS OF OPERATIONS

During fiscal 2006, the Company launched a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. Midas management believes the new image better showcases the Company’s expansion into new services, enhances efforts to educate customers and significantly increases the visibility and curb appeal of the typical Midas shop. In order to encourage Midas dealers to adopt this new image, the Company offered to provide a subsidy of up to $2,600 per shop for those franchisees who agreed to adopt the program prior to the end of fiscal 2007. Currently, approximately 1,200 U.S. locations have converted to the new image with an additional 100 to 125 shops expected to complete the conversion program in the remainder of fiscal 2008. The Company recorded approximately $0.6 million in business transformation costs during the first six months of fiscal 2008 in connection this program. Midas believes the total cost of this program in fiscal 2008 will be approximately $1.5 million.

Management is focused on building shareholder value through the profitable growth of the Company. In order to achieve this goal, management is focused on four key initiatives:

Growth of the Midas System in North America

The first priority of Midas is building shareholder value through the profitable growth of the Midas retail system in North America, which includes both comparable shop sales growth at existing Midas locations and growth in overall shop count. In support of this goal, in February 2008 Midas launched its new branded brake service: Midas SecureStop. This program is intended to differentiate the Midas brake service based on the quality of parts used and services performed. In the recent past, price has been the primary point of differentiation for Midas and most competitors. The Company also has initiatives underway to substantially grow its tire and maintenance revenue as a means of becoming a consumer destination for complete car care. In addition, Midas transitioned 62 shops to new ownership during the first six months of fiscal 2008. Such transitions often lead to improved sales performance and enhanced compliance with Midas franchise programs. While the retail auto service market in the U.S. continues to be impacted by weak consumer spending and a reduction in miles driven, Midas believes it is building the foundation for a return to positive sales trends during fiscal 2008.

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

As of June 28, 2008, Midas had an approximately $83 million net operating loss (NOL) carryforward. Midas believes it can create value for shareholders by successfully integrating accretive acquisitions that accelerate the utilization of the NOL.

Given the above described factors, Midas has considered, and will continue to consider, potential acquisition candidates.

On March 30, 2008 Midas acquired the assets of G.C. & K.B. Investments, Inc. and its affiliated entities that franchise or sub-franchise 180 SpeeDee quick-lube and automotive maintenance shops. The purchase price was $21.0 million. This acquisition added 115 shop locations in the U.S. and 65 in Mexico. The typical SpeeDee shop derives more than 50% of its sales from quick lube and fluid exchange services compared to only approximately 5% at Midas shops in the U.S. In addition, SpeeDee services cars much earlier in their lifecycle as approximately 34% of the vehicles serviced by SpeeDee are less than four years old compared to only 7% of the vehicles serviced at the typical Midas shop. The Company believes this strategic acquisition will enable Midas to accelerate growth of the Midas system in North America through co-branding. The Company believes that by co-branding a retail outlet with both the SpeeDee and Midas brands, the Company will see customers much earlier in the lifecycle of their vehicle as SpeeDee oil change customers, and will be able to convert these vehicles into Midas general repair customers as the vehicles age. The Company expects to test its first co-branded units during the second half of fiscal 2008.

Share Repurchases

The Company believes that returning capital to shareholders through share buybacks enhances shareholder value. In November 2004, the Company’s Board of Directors authorized a share repurchase of up to $25 million in Midas stock. In May 2006, the Board of Directors authorized a $25 million increase in the share repurchase program, and in May 2007, the Board authorized an additional $50 million increase. Since the inception of this repurchase plan through December 29, 2007, the Company has repurchased approximately $65.4 million in stock, and $34.6 million remains available under the Company’s current authorization. As a result of the March 2008 acquisition of the SpeeDee business, no share repurchases were made during the first six months of 2008. The Company expects to resume share repurchase activity in the second half of 2008.

Second Quarter Fiscal 2008 Compared with Second Quarter Fiscal 2007

The following is a summary of the Company’s sales and revenues for the second quarter of fiscal 2008 and 2007: ($ in millions)

		Percent		Percent
	2008	to Total	2007	to Total
Franchise royalties and license fees	$15.7	32.2%	$15.9	35.4%
Real estate revenues from franchised shops	8.7	17.8	8.9	19.8
Company-operated shop retail sales	16.2	33.2	10.5	23.4
Replacement part sales and product royalties	6.9	14.1	8.5	19.0
Software sales and maintenance revenue	1.3	2.7	1.1	2.4

Total sales and revenues	$48.8	100.0%	$44.9	100.0%

Total sales and revenues for the second quarter of fiscal 2008 increased $3.9 million, or 8.7%, from the second quarter of fiscal 2007 to $48.8 million. Within the retail auto service business, royalty revenues and license fees decreased $0.2 million, or 1.3%, from the second quarter of fiscal 2007. This decrease primarily reflects an increase in the number of company-operated shops whose royalties are eliminated. A scheduled reduction in the international royalties paid by Midas Europe of approximately $1.1 million during the second quarter of fiscal 2008 was approximately offset by $1.1 million in incremental royalty revenues and license fees from the SpeeDee business, which was acquired at the beginning of the second fiscal quarter. Similar quarterly declines in International revenues are expected throughout the year as the Midas Europe contract converted from a fixed $8.9 million annual royalty to a royalty based on 1% of Midas Europe retail sales at the beginning of fiscal 2008. However, these declines should be mostly offset by the incremental royalties generated by the SpeeDee business.

A 0.8% decline in U.S. comparable shop sales was offset by higher franchise fees, a 0.1% increase in Canadian comp shop sales and a favorable Canadian currency exchange rate. For the second quarter of fiscal 2008, comparable shop sales in North America declined approximately 0.5%. Significant comparable shop sales growth in the new categories of tires of 21.3% and oil of 11.5% could not offset a 7.0% decline in brakes. In addition, sales weakness continued in the Southeast and West regions of the U.S., where comparable shop sales declined 5.5% and 6.4%, respectively. The SpeeDee business generated positive comparable shop sales of 0.5%.

Revenues from real estate leases declined to $8.7 million as higher revenues from scheduled rent increases and the favorable Canadian currency exchange rate were offset by a net reduction in the number of shops paying rent to Midas due to shop closures and the acquisition of company-operated shops, as well as lower revenue from sales-based rental agreements.

Sales from company-operated shops were $16.2 million in the second quarter of fiscal 2008 compared to $10.5 million in the second quarter of fiscal 2007. The increased revenues reflect additional company-operated shops as a result of shop acquisitions. The Company completed the second quarter of fiscal 2008 with 95 Midas company-operated shops and one SpeeDee company-operated shop compared to 76 Midas company-operated shops at the close of the second quarter of fiscal 2007. Comparable shop sales for the Midas company-operated shops were down 1.2% during the second quarter of fiscal 2008. The Chicago market grew comparable shop sales by more than 5% and Florida sales increased 3%, but this was offset by negative comparable shop sales of approximately 6.6% in the Northeast company-operated shop market.

Replacement part sales and product royalties decreased 18.8% from $8.5 million to $6.9 million in the second quarter of fiscal 2008. During the second quarter of fiscal 2007, replacement part sales and product royalties included revenue of $1.9 million in connection with the sale of certain products that the Company purchased from AutoZone and subsequently sold to NAPA, at cost, to facilitate the Company’s transition from AutoZone to NAPA as the key stocking product supplier to Midas dealers in the U.S. Excluding these one-time sales to NAPA, replacement part sales and product royalties increased $0.2 million in the second quarter of 2008. The increase in replacement part sales and product royalties was primarily due to growth of $1.2 million in sales of tires, batteries, oil and equipment to Midas dealers, which was partially offset by a $0.9 million decline in product royalties as a result of the change in the Midas warranty program in the U.S. As of January 1, 2008, Midas no longer collects product royalties from U.S. supply chain partners. Software sales and maintenance revenue increased $0.2 million to $1.3 million reflecting continued growth in the Company’s RO Writer point-of-sale software business.

Total operating costs and expenses increased $5.3 million, or 14.1%, in the second quarter of fiscal 2008 to $43.0 million primarily driven by the higher number of company-operated shops and the SpeeDee acquisition. Occupancy expenses for franchised shops increased $0.3 million, or 5.6%, reflecting scheduled increases in rent expense for shops leased by the Company, as well as a net increase in the number of leased shops. Company-operated shop costs and expenses rose to $16.1 million from $10.2 million in the prior year as a result of additional shops and the incremental overhead required to support them compared to the same period one year ago. Payroll and employee benefit costs declined to 40.7% of company-operated shop sales in the second quarter of fiscal 2008 compared to 41.0% in the prior year. Company-operated shop occupancy and other expenses increased as a percentage of sales from 32.4% in the second quarter of fiscal 2007 to 32.7% in the second quarter of fiscal 2008 as a result of lower comparable shop sales and changes in the company-operated shop portfolio. Company-operated shop cost of sales increased from 23.8% in the second quarter of fiscal 2007 to 25.9% in the second quarter of fiscal 2008, primarily as a result of an increase in sales of tires, which generally have a lower margin.

Replacement part cost of sales increased to 89.9% of replacement part sales and product royalties from 81.2% in the second quarter of fiscal 2007. The increased cost of replacement part sales relative to revenue was due to the change in the U.S. warranty program beginning in fiscal 2008 in which Midas no longer collects product royalty revenue from U.S supply chain partners (such product royalties had no corresponding cost of sales). Warranty expense in the second quarter of fiscal 2008 was $0.2 million compared to an expense of $1.3 million in second quarter of fiscal 2007. The approximately $1.1 million reduction in warranty expense was due to the change in the U.S. warranty program. Under the new arrangement, expenses for U.S. warranty redemptions will be expensed as incurred. However, because Midas’ U.S. supply chain partners are responsible for the warranty of parts during the first 12 months, Midas will not begin to incur expenses under the new program until fiscal 2009.

Selling, general and administrative expenses in the second quarter of fiscal 2008 increased $1.2 million, or 9.3%, from the second quarter of fiscal 2007 to $14.1 million. The increase reflects an incremental $0.5 million in operating expense for the SpeeDee business, and higher legal costs due to the anniversarying of a $0.7 reduction in legal expense in the second quarter of fiscal 2007 in connection with the expected recovery of certain legal fees from the Company’s insurers. The Company incurred incremental expenses in support of its efforts to accelerate the transition of shops to new owners because of the long-term benefits that these transitions bring. However, this increased spending was offset by the Company’s ongoing expense reduction program, which included lower costs for rent in the Midas corporate office as a result of a new lease arrangement.

During the second quarter of fiscal 2008, the Company recorded business transformation charges of $0.4 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers. During the second quarter of fiscal 2007, the Company recorded business transformation charges of $1.0 million. The 2007 charges reflected $0.8 million related to the early termination of the Company’s supply agreement with AutoZone, $0.3 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers, and $0.2 million for other charges. Offsetting these charges was a credit of $0.3 million to reflect an adjustment to the reserve for non-recoverable lease costs pertaining to the closure of six company-operated shops in 2006.

During the second quarter of fiscal 2008, the Company recorded a loss on sale of $0.3 million in connection with the sale of certain company-operated shop assets. No gain or loss on sale of assets was recorded in the second quarter of fiscal 2007.

As a result of the above changes, operating income decreased $1.4 million to $5.8 million in the second quarter of fiscal 2008 from $7.2 million in the second quarter of fiscal 2007. Excluding the impact of the above described business transformation charges and loss on sale, operating income for the second quarter of fiscal 2008 was $6.5 million compared to $8.2 million for the second quarter of fiscal 2007. Excluding the impact of business transformation charges and loss on sale, operating income margin decreased to 13.3% of sales in the second quarter of fiscal 2008 from 18.3% in the second quarter of fiscal 2007. The reduction in operating income margin reflects lower royalties and license fees due to the reduced Midas Europe royalty and a significant increase in revenues from company-operated shops with lower operating profitability. The Company is currently in the process of re-franchising certain company-operated shops and expects overall margins to improve as the size of the company-operated shop portfolio is reduced.

Interest expense was $2.3 million in the second quarter of fiscal 2008 compared to $2.3 million in the second quarter of fiscal 2007. Interest expense was flat to prior year despite much higher average bank debt compared to the prior year period primarily due to a reduction in the Company’s borrowing rate.

Other income was $0.2 million in the second quarter of fiscal 2008 compared to $0.2 million in the second quarter of fiscal 2007. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 39.7% in the second quarter of fiscal 2008 compared to 40.9% in the second quarter of fiscal 2007 and compared to the 2008 statutory tax rate of 39.0%. The fiscal 2008 variance from the statutory rate is primarily due to the impact of non-deductible executive compensation and other non-deductible expenses. The tax rate improved over the prior year primarily due to a lower corporate income tax rate in Canada and a reduction in non-deductible executive stock compensation.

As a result of the above items, net income decreased $0.8 million from net income of $3.0 million in the second quarter of fiscal 2007 to net income of $2.2 million in the second quarter of fiscal 2008.

First Six Months Fiscal 2008 Compared with the First Six Months Fiscal 2007

The following is a summary of the Company’s sales and revenues for the first six months of fiscal 2008 and 2007: ($ in millions)

		Percent		Percent
	2008	to Total	2007	to Total
Franchise royalties and license fees	$29.0	31.0%	$30.6	35.5%
Real estate revenues from franchised shops	17.4	18.6	17.9	20.7
Company-operated shop retail sales	31.1	33.2	20.0	23.2
Replacement part sales and product royalties	13.6	14.5	15.5	18.0
Software sales and maintenance revenue	2.5	2.7	2.2	2.6

Total sales and revenues	$93.6	100.0%	$86.2	100.0%

Total sales and revenues for the first six months of fiscal 2008 increased $7.4 million, or 8.6%, from the first six months of fiscal 2007 to $93.6 million. Within the retail auto service business, royalty revenues and license fees decreased $1.6 million, or 5.2%, from the first six months of fiscal 2007. This decrease primarily reflects a scheduled reduction in the international royalties paid by Midas Europe of approximately $2.2 million, weakness in retail sales as comparable shop sales declined 0.7% and an increase in the number of company-operated shops whose royalties are eliminated. These impacts were partially offset by a more favorable Canadian currency exchange rate, a $0.3 million increase in franchise fees and a $1.1 million increase in royalties due to the March 2008 acquisition of the SpeeDee business.

Revenues from real estate leases declined to $17.4 million as higher revenues from scheduled rent increases and the favorable Canadian currency exchange rate were offset by a net reduction in the number of shops paying rent to Midas due to shop closures and the acquisition of company-operated shops, as well as lower revenue from sales-based rental agreements.

Sales from company-operated shops were $31.1 million in the first six months of fiscal 2008 compared to $20.0 million in the first six months of fiscal 2007. The increased revenues reflect additional company-operated shops as a result of shop acquisitions. Comparable shop sales for the Midas company-operated shops were down 0.7% during the first six months of fiscal 2008.

Replacement part sales and product royalties decreased 12.3% from $15.5 million to $13.6 million in the first six months of fiscal 2008. During the first six months of fiscal 2007, replacement part sales and product royalties included revenue of $1.9 million in connection with the sale of certain products that the Company purchased from AutoZone and subsequently sold to NAPA, at cost, to facilitate the Company’s transition from AutoZone to NAPA as the key stocking product supplier to Midas dealers in the U.S. Excluding these one-time sales to NAPA, replacement part sales and product royalties were flat in the first six months of 2008. A $1.9 million increase in replacement part sales due to growth in sales of tires, batteries, oil and equipment to Midas dealers, was offset by a $1.9 million decline in product royalties primarily as a result of the change in the Midas warranty program in the U.S. Software sales and maintenance revenue increased $0.3 million to $2.5 million reflecting continued growth in the Company’s RO Writer point-of-sale software business.

Total operating costs and expenses increased $10.5 million, or 14.3%, in the first six months of fiscal 2008 to $83.7 million primarily driven by the higher number of company-operated shops. Occupancy expenses for franchised shops increased $0.6 million, or 5.5%, reflecting scheduled increases in rent expense for shops leased by the Company, as well as a net increase in the number of leased shops. Company-operated shop costs and expenses rose to $31.1 million from $19.5 million in the prior year mostly as a result of additional shops and the incremental overhead required to support them compared to the same period one year ago. Payroll and employee benefit costs increased to 41.2% of company-operated shop sales in the first six months of fiscal 2008 compared to 41.0% in the prior year. Company-operated shop occupancy and other expenses increased as a percentage of sales from 32.5% in the first six months of fiscal 2007 to 33.1% in the first six months of fiscal 2008 as a result of lower comparable shop sales and changes in the company-operated shop portfolio. Company-operated shop cost of sales increased from 24.0% in the first six months of fiscal 2007 to 25.7% in the first six months of fiscal 2008, primarily as a result of an increase in sales of tires.

Replacement part cost of sales increased to 90.4% of replacement part sales and product royalties from 80.0% in the first six months of fiscal 2007. The increased cost of replacement part sales relative to revenue was due to the change in the U.S. warranty program beginning in fiscal 2008 in which Midas no longer collects product royalty revenue from U.S supply chain partners (such product royalties had no offsetting cost of sales). Warranty expense in the first six months of fiscal 2008 was $0.3 million compared to an expense of $2.4 million in first six months of fiscal 2007. The approximately $2.1 million reduction in warranty expense was due to the change in the U.S. warranty program.

Selling, general and administrative expenses in the first six months of fiscal 2008 increased $0.8 million, or 3.0%, from the first six months of fiscal 2007 to $27.3 million. The increase reflects an incremental $0.5 million in operating expense for the SpeeDee business, higher legal costs due to the anniversarying of a $0.7 reduction in legal expense in the first six months of fiscal 2007 in connection with the expected recovery of certain legal fees from the Company’s insurers, and higher costs incurred to accelerate the transition of shops to new owners. These areas of increased spending were partially offset by the Company’s ongoing expense reduction program, which included lower costs for rent in the Midas corporate office as a result of a new lease arrangement, as well as lower costs for stock-based compensation.

During the first six months of fiscal 2008, the Company recorded business transformation charges of $0.6 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers. During the first six months of fiscal 2007, the Company recorded business transformation charges of $1.5 million. The 2007 charges reflected $1.0 million related to the early termination of the Company’s supply agreement with AutoZone, $0.7 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas dealers, and $0.2 million for other charges. Offsetting these charges was a credit of $0.4 million to reflect an adjustment to the reserve for non-recoverable lease costs pertaining to the closure of six company-operated shops in 2006.

During the first six months of fiscal 2008, the Company recorded a loss on sale of $0.6 million in connection with the sale of certain shop assets. No gain or loss on sale of assets was recorded in the first six months of fiscal 2007.

As a result of the above changes, operating income decreased $3.1 million to $9.9 million in the first six months of fiscal 2008 from $13.0 million in the first six months of fiscal 2007. Excluding the impact of the above described business transformation charges and loss on sale, operating income for the first six months of fiscal 2008 was $11.1 million compared to $14.5 million for the first six months of fiscal 2007. Excluding the impact of business transformation charges and loss on sale, operating income margin decreased to 11.9% of sales in the first six months of fiscal 2008 from 16.8% in the first six months of fiscal 2007. The reduction in operating income margin reflects lower royalties and license fees due to the reduced Midas Europe royalty and a significant increase in revenues from company-operated shops with lower operating profitability.

Interest expense was $4.5 million in the first six months of fiscal 2008 compared to $4.5 million in the first six months of fiscal 2007. Interest expense was flat to prior year despite much higher average bank debt compared to the prior year period primarily due to a reduction in the Company’s borrowing rate.

Other income was $0.4 million in the first six months of fiscal 2008 compared to $0.3 million in the first six months of fiscal 2007. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 40.0% in the first six months of fiscal 2008 compared to 41.0% in the first six months of fiscal 2007 and compared to the 2008 statutory tax rate of 39.0%. The fiscal 2008 variance from the statutory rate is primarily due to the impact of non-deductible executive compensation and other non-deductible expenses. The tax rate improved over the prior year primarily due to a lower corporate income tax rate in Canada.

As a result of the above items, net income decreased $1.7 million from net income of $5.2 million in the first six months of fiscal 2007 to net income of $3.5 million in the first six months of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2008 and 2007, respectively (in millions):

	2008	2007
Cash provided by operating activities before cash outlays for business transformation costs and net changes in assets and liabilities	$14.6	$16.9
Cash outlays for business transformation costs	(0.7)	(1.8)
Net changes in assets and liabilities, exclusive of the effects of business transformation charges, acquisitions and dispositions	(1.7)	(5.1)

Net cash provided by operating activities	12.2	10.0
Net cash used in investing activities	(24.8)	(6.6)
Net cash provided by (used in) financing activities	14.1	(3.9)

Net change in cash and cash equivalents	$1.5	$(0.5)

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit, allowing Midas to minimize interest expense and to maintain a low cash balance. Midas’ cash and cash equivalents increased $1.5 million in the first six months of fiscal 2008.

The Company’s operating activities provided net cash of $12.2 million during the first six months of fiscal 2008 compared to $10.0 million in the first six months of fiscal 2007. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash from operating activities decreased from $16.9 million in the first six months of fiscal 2007 to $14.6 million in the first six months of fiscal 2008, as the decrease in net income, lower utilization of deferred tax assets, lower stock-based compensation and reduced business transformation charges were only partially offset by the $0.6 million loss on sale of assets and higher depreciation and amortization. Cash outlays for business transformation costs declined from $1.8 million in the first six months of fiscal 2007 to $0.7 million in the first six months of fiscal 2008. Cash outlays for business transformation costs in the first six months of fiscal 2008 were related to the Company’s update of its retail shop image while cash outlays in the first six months of fiscal 2007 were related to the early termination of the supply agreement with AutoZone and the Company’s update of its retail shop image.

Changes in assets and liabilities changed from a $5.1 million use of cash in the first six months of fiscal 2007 to a $1.7 million use of cash in the first six months of fiscal 2008. The $1.7 million use of cash in 2008 was primarily due to a decline in accrued expenses due to the timing of payments, while the $5.1 million use of cash in 2007 was primarily due to increased accounts receivable attributable to the NAPA conversion and the timing of payments.

Investing activities used $24.8 million of cash in the first six months of fiscal 2008 compared to $6.6 million of cash used in the first six months of fiscal 2007. Fiscal 2008 investing activities primarily consisted of $21.8 million paid in conjunction with the acquisition of SpeeDee Inc. in April and the acquisition of 11 company-operated shops, $3.4 million in capital expenditures and $0.4 million in cash generated as the result of the sale of eight company-operated shops. The $3.4 million in capital expenditures included $0.6 million in office renovation costs, $1.3 million for real estate purchases, $0.4 million for systems development projects and $1.1 million for company-operated shop equipment additions and other capital expenditures. Fiscal 2007 investing activities primarily consisted of $6.7 million paid in conjunction with the acquisition of 21 shops and other assets from certain Midas dealers, $1.1 million in systems development projects, company-operated shop equipment additions and other capital expenditures and $1.2 million in cash generated as the result of the sale of 11 company-operated shops.

Net cash provided by financing activities was $14.1 million in the first six months of fiscal 2008, compared to net cash used of $3.9 million in the first six months of fiscal 2007. During fiscal 2008, the Company increased total debt by $15.0 million due primarily to the purchase of the SpeeDee franchise business in March 2008, decreased outstanding checks by $0.9 million, paid $0.2 million to repurchase shares of the Company’s common stock and received $0.2 million in cash from the exercise of outstanding stock options. During fiscal 2007, the Company increased total debt by $10.4 million, decreased outstanding checks by $2.5 million, paid $13.7 million to repurchase shares of the Company’s common stock and received $1.9 million in cash from the exercise of outstanding stock options.

On October 27, 2005, the Company entered into a five-year, unsecured $110 million revolving credit facility. On February 4, 2008, the Company amended the loan by increasing the revolving credit facility to $130 million. The amended facility is further expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. As of June 28, 2008, the interest rate on the Company’s revolving loan borrowings was priced at LIBOR plus 1.25%.

As of June 28, 2008, a total of $92.2 million was outstanding under the revolving credit facility. As of December 29, 2007, a total of $76.3 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $92.2 million in senior bank debt is at fixed rates.

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

The Company has entered into two purchase agreements which could result in the purchase of up to 13 shops from Midas dealers if the purchase agreements are not assigned to third party buyers prior the expiration of the option periods. The first purchase agreement requires Midas to purchase nine shops for approximately $2.8 million no later than December 31, 2008. Midas has the right to assign this purchase agreement to an approved third party at any point prior to December 31, 2008. Separately, Midas has the option, but not the obligation, to purchase the land and buildings for seven of the nine locations for $4.2 million at any point prior to December 31, 2010.

The second purchase agreement requires Midas to purchase four shops for approximately $1.1 million no later than March 31, 2009. Midas has the right to assign this purchase agreement to an approved third party at any point prior to March 31, 2009. Additionally, the purchase agreement requires Midas, or an assigned third party, to purchase land and buildings for three of the four locations for approximately $1.6 million. The related land and building purchase must coincide with the business purchase and also must be completed prior to March 31, 2009.

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

As of January 1, 2008, the Company changed how the Midas warranty obligation is funded in the United States. From June 2003 through December 2007, product royalties received from the Company’s preferred supply chain vendors were recorded as revenue and substantially offset the cost of warranty claims. Beginning in fiscal 2008, the Midas warranty program in the United States is funded directly by Midas franchisees. The franchisees are charged a fee for each warranted product sold to customers. The fee is charged when the warranty is registered with the Company. The fee billed to dealers is deferred and will be recognized as revenue when the actual warranty is redeemed and included in warranty expense. This fee is intended to cover the Company’s cost of the new warranty program, thus revenues under this program will match expenses and the new warranty program will have no profit or loss impact. In connection with this change, beginning in 2008 Midas franchisees in the United States will receive rebates on their purchases from the Company’s preferred supply chain vendors and the Company will no longer receive product royalties on Midas dealer purchases in the United States. Because Midas’ U.S. supply chain partners are responsible for the warranty of parts during the first 12 months, Midas will not begin to record revenues or expenses under the new program until fiscal 2009.

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

Deferred Income Taxes

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at June 28, 2008. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

IMPACT OF NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 became effective for Midas on December 30, 2007 (the beginning of fiscal 2008). The only applicability of this standard for the Company was related to its existing interest rate swaps. The Company adopted this provision which resulted in a $110,000 decrease in long-term swap liability, a $42,000 reduction in deferred income taxes and a $68,000 increase accumulated other comprehensive loss through the second quarter if fiscal 2008. The adoption of SFAS 157 had no impact on cash provided by operating activities.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Midas adopted SFAS 161 effective December 30, 2007. As SFAS 161 only requires enhanced disclosures, this standard had no impact on the consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 becomes effective for Midas on January 4, 2009. FSP FAS 142-3 requires prospective adoption and therefore will have no impact on the current intangible assets of the Company. The disclosure requirements of FSP FAS 142-3 will however require disclosure of both existing and newly acquired intangible assets.

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

The Company is subject to certain market risks, including foreign currency and interest rates. The Company uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. The Company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Historically, the Company’s primary exposure was to changes in exchange rates for the U.S. dollar versus the Canadian dollar. Beginning in fiscal 2008, the Company also has exposure to changes in exchange rates between the U.S. dollar and the Euro for international license fees from Europe that were previously fixed and denominated in U.S. dollars.

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

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, the Company entered into an interest rate swap arrangement to convert $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $92.2 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of June 28, 2008, the fair value of these instruments was a pre-tax loss of approximately $1.4 million.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
April 2008: (March 30, 2008 through April 26, 2008)	—	—	—	$34,620,992

May 2008: (April 27, 2008 through May 24, 2008)	10,962	$14.90	—	$34,620,992

June 2008: (May 25, 2008 through June 28, 2008)	—	—	—	$34,620,992

Total	10,962	$14.90	—

(1)	The shares repurchased during the second quarter of fiscal 2008 reflect shares surrendered to cover withholding taxes upon the vesting of restricted stock.
(2)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in Midas stock. On May 9, 2006, the Midas Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of June 28, 2008, a total of approximately 3,229,000 shares had been repurchased under this authorization plan since its inception. The average price of shares repurchased under the plan was approximately $20.25.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders was held on May 6, 2008.

(b) Not Applicable

(c) At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of directors to serve until the 2011 Annual Meeting of Shareholders and (2) the approval of independent auditors. The voting results were as follows:

(1)	Each nominee for director was elected by a vote of the shareholders as follows:

Director	For	Withheld
Thomas L. Bindley	9,133,065	2,645,356
Robert R. Schoeberl	9,132,811	2,645,610

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2009	Term Expiring in 2010
Jarobin Gilbert, Jr.	Archie R. Dykes
Diane L. Routson	Alan D. Feldman

(2)	The proposal to ratify the appointment of KPMG LLP as the independent auditors of Midas, Inc. for the fiscal year ending January 3, 2009 was approved by shareholders as follows:

For	Against	Abstain
11,228,751	187,592	362,077

(d) Not Applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	/s/ Alan D. Feldman
Alan D. Feldman
Chairman, President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Executive Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller