Form 10-Q
period 2009-04-04
MIDAS INC
filed 2009-05-14
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of May 6, 2009 was 14,022,552.

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal March
	2009	2008
	(13 weeks)	(13 weeks)
Sales and revenues:
Franchise royalties and license fees	$13.0	$13.3
Real estate revenues from franchised shops	8.3	8.7
Company-operated shop retail sales	15.6	14.9
Replacement part sales and product royalties	6.1	6.7
Software sales and maintenance revenue	1.3	1.2

Total sales and revenues	44.3	44.8

Operating costs and expenses:
Franchised shops – occupancy expenses	5.7	5.8
Company-operated shop parts cost of sales	4.3	3.8
Company-operated shop payroll and employee benefits	6.6	6.2
Company-operated shop occupancy and other operating expenses	5.3	5.0
Replacement part cost of sales	5.3	6.1
Warranty expense	0.1	0.1
Selling, general, and administrative expenses	13.2	13.3
Loss on sale of assets, net	0.1	0.3
Business transformation charges	—	0.2

Total operating costs and expenses	40.6	40.8
Operating income	3.7	4.0
Interest expense	(2.0)	(2.2)
Other income, net	0.1	0.2

Income before income taxes	1.8	2.0
Income tax expense	0.8	0.8

Net income	$1.0	$1.2

Earnings per share:
Basic	$0.07	$0.10

Diluted	$0.07	$0.09

Average number of shares:
Common shares outstanding	13.5	13.4
Common stock warrants	0.1	0.1

Shares applicable to basic earnings	13.6	13.5
Equivalent shares on outstanding stock awards	0.2	0.4

Shares applicable to diluted earnings	13.8	13.9

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	Fiscal March 2009	Fiscal December 2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1.6	$1.1
Receivables, net	30.4	30.4
Inventories	4.3	4.3
Deferred income taxes	11.0	10.7
Prepaid assets	5.6	4.7
Other current assets	3.4	4.6

Total current assets	56.3	55.8
Property and equipment, net	91.1	92.6
Goodwill and other intangible assets, net	35.4	35.5
Deferred income taxes	46.4	46.9
Other assets	3.9	4.6

Total assets	$233.1	$235.4

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.5	$1.5
Current portion of accrued warranty	2.4	2.4
Accounts payable	16.4	21.0
Accrued expenses	19.8	23.3

Total current liabilities	40.1	48.2
Long-term debt	88.0	83.6
Obligations under capital leases	1.7	1.8
Finance lease obligation	31.4	31.7
Pension liability	21.5	21.2
Accrued warranty	13.3	14.1
Deferred warranty obligation	3.6	3.0
Other liabilities	6.7	6.5

Total liabilities	206.3	210.1

Temporary equity:
Non-vested restricted stock subject to redemption	6.1	5.7

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	7.0	6.8
Treasury stock, at cost (3.7 million shares)	(76.8)	(76.8)
Retained income	109.4	108.4
Accumulated other comprehensive loss	(18.9)	(18.8)

Total shareholders’ equity	20.7	19.6

Total liabilities and shareholders’ equity	$233.1	$235.4

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the three months ended fiscal March
	2009	2008
Cash flows from operating activities:
Net income	$1.0	$1.2
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.4	2.6
Stock-based compensation	0.7	0.9
Amortization of financing fees	0.1	0.1
Business transformation charges	—	0.2
Deferred income taxes	0.2	1.1
Loss on sale of assets	0.1	0.3
Cash outlays for business transformation costs	(0.1)	(0.2)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	(6.1)	0.7

Net cash provided by (used in) operating activities	(1.7)	6.9

Cash flows from investing activities:
Capital investments	(1.1)	(1.9)
Cash paid for acquired businesses	(0.1)	(0.7)
Proceeds from sales of assets	—	0.1

Net cash used in investing activities	(1.2)	(2.5)

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	4.4	(3.7)
Increase (decrease) in outstanding checks	(0.6)	0.5
Payment of principal obligations under capital leases	(0.1)	(0.2)
Payment of principal obligations under finance lease	(0.3)	(0.2)
Cash received for common stock	—	0.1

Net cash provided by (used in) financing activities	3.4	(3.5)

Net change in cash and cash equivalents	0.5	0.9
Cash and cash equivalents at beginning of period	1.1	1.3

Cash and cash equivalents at end of period	$1.6	$2.2

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained Income	Comprehensive Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount
Fiscal year end 2008	17.7	$6.8	(3.7)	$(76.8)	$108.4		$(18.8)

Stock option expense	—	0.2	—	—	—		—

Net income	—	—	—	—	1.0	$1.0	—

Other comprehensive income
— foreign currency translation	—	—	—	—	—	(0.2)	(0.2)
— gain on derivative financial instruments, net of tax	—	—	—	—	—	0.1	0.1

Comprehensive income	—	—	—	—	—	$0.9	—

Fiscal first quarter end 2009	17.7	$7.0	(3.7)	$(76.8)	$109.4		$(18.9)

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

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 3, 2009. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended April 4, 2009 (“first quarter fiscal 2009”) and March 29, 2008 (“first quarter fiscal 2008”) and of its financial position as of April 4, 2009. All such adjustments are of a normal recurring nature. The results of operations for the first quarter of fiscal 2009 and 2008 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for MDS and its wholly-owned subsidiaries. The unaudited condensed financial statements for the quarters ended April 4, 2009 and March 29, 2008 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

In connection with the preparation of its fiscal 2008 year-end financial statements, the Company discovered an error in its pension projected benefit obligation. The actuarially determined projected benefit obligation was not properly considering certain plan amendments that changed the participant benefit formulas in 1988 and 1991. As a result, the Company’s projected benefit obligation was understated by $3.8 million at fiscal year end 2008. This error had accumulated over the time since the benefit formula changes took place. The Company corrected this error by recording the cumulative impact as an adjustment to opening equity as of the beginning of fiscal 2006, and recording additional pension expense in fiscal 2006, 2007 and 2008. The previously reported first quarter fiscal 2008 Statement of Operations, Statement of Cash Flows and Pension Plans footnote, have been adjusted to reflect $0.1 million in additional pension expense.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal March
	2009	2008
Weighted-average common shares outstanding	13.5	13.4
Common stock warrants	0.1	0.1

Shares applicable to basic earnings	13.6	13.5
Effect of dilutive stock awards	0.2	0.4

Shares applicable to diluted earnings	13.8	13.9

Potential common share equivalents:
Stock options	1.6	1.3

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after our adoption date of January 4, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations but the effect is dependent upon the acquisitions that are made in the future.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities that are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 early on January 4, 2009 with no material impact.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP was effective for us on January 4, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. Specifically, the adoption of FSP EITF 03-6-1 required MDS to include incremental shares in the first quarter of both fiscal 2009 and 2008 Basic Earnings Per Share calculation of 211,000 and 73,000 shares, respectively. These incremental shares did not impact the Basic Earnings Per Share in the first quarter of either fiscal 2009 or 2008.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments for interest and taxes as follows (in millions):

	For the three months ended fiscal March
	2009	2008
Interest paid	$2.1	$2.1
Income taxes paid	0.2	0.2

The acquisition of certain company-operated shops resulted in non-cash reductions of accounts receivable of approximately $0.6 million in the first three months of fiscal 2008.

3. Inventories

Inventories were composed of finished goods in both the quarter ended April 4, 2009 and the year ended January 3, 2009.

4. Business Transformation Activities

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

Prior to fiscal 2009, the Company had recorded charges of $5.4 million related to this program. MDS management expects that this program will result in additional business transformation charges during fiscal 2009; however, the charges incurred in the first three months of 2009 were not material.

5. Debt Agreements

On October 27, 2005, MDS entered into a five-year, unsecured $110 million revolving credit facility. On February 4, 2008, the Company amended the loan by increasing the revolving credit facility to $130 million. The amended facility is further expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 1.50% at April 4, 2009. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. As of April 4, 2009, the Company was in compliance with all debt covenants.

As of April 4, 2009, a total of $88.0 million was outstanding under the revolving credit facility. As of January 3, 2009, a total of $83.6 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $88.0 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of April 4, 2009, the fair value of these instruments was a pre-tax loss of approximately $2.4 million.

6. Pension Plans

Certain MDS employees are covered under various defined benefit pension plans sponsored and funded by MDS. Plans covering salaried and hourly corporate employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees’ average annual compensation during the five years preceding retirement. Plan assets are invested primarily in common stocks, corporate bonds, and government securities.

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal March
	2009	2008
Service cost	$0.2	$0.2
Interest cost on projected benefit obligation	0.9	0.9
Expected return on assets	(1.1)	(1.2)
Net amortization and deferral	0.2	0.1

Total net periodic pension cost	$0.2	$—

The Company made no contributions to the pension plans during the first quarter of fiscal 2009.

7. Stock-Based Compensation and Other Equity Instruments

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest annually over a period of four to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of April 4, 2009:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2008	1,677,553	$6.77– $34.66	$14.08
Outstanding at April 4, 2009	1,677,553	6.77– 34.66	14.08	5.3	$1.2
Exercisable at April 4, 2009	1,152,873	6.77– 34.66	12.00	4.0	1.2

No stock options were granted by the Company in the first quarter of fiscal 2009 or 2008. Additional information pertaining to option activity during the first three months of fiscal 2009 and 2008 was as follows (in millions):

	For the quarter ended fiscal March
	2009	2008
Weighted average grant-date fair value of:
Stock options exercised	$—	$0.1
Stock options vested	—	0.3

As of April 4, 2009, there was $2.9 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock

From time to time the Company grants shares of restricted stock to certain employees, officers and directors. Certain restricted stock vests at the five or seven year anniversary, with provisions for accelerated vesting upon the occurrence of certain pre-determined events (“cliff-vesting shares”), while other restricted stock vests equally over periods of three to five years or only upon the occurrence of certain pre-determined events (the latter being referred to as “performance shares”). The fair value of all but the performance share grants is equal to the stock price on the date of the grant. The fair value of the performance share grants is based on their derived service period calculated using either a Monte Carlo simulation model or management’s expectations of achieving the objectives depending on the nature of the performance criteria. As of both April 4, 2009 and January 4, 2009 there were 690,365 non-vested restricted shares outstanding with weighted average grant-date fair value of $14.66 per share.

As of April 4, 2009, there was $4.0 million of unamortized restricted stock compensation of which $10.1 million was included as a reduction to paid-in capital and $6.1 million was included in non-vested restricted stock subject to redemption. The $4.0 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 2.7 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of non-vested restricted stock in certain circumstances. Securities and Exchange Commission Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” requires securities with contingent cash settlement provisions that are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $6.1 million value of non-vested restricted stock as temporary equity on the consolidated balance sheet as of April 4, 2009. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of April 4, 2009, a total of 41,273 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

The Company did not record an excess tax benefit in the first three months of fiscal 2009 or fiscal 2008 related to stock-based compensation plans or equity instruments. The Company is in a net operating loss carry-forward position for the first three months of fiscal 2009 and 2008. As a result, the excess tax benefit is not recognized until the deduction reduces the Company’s income taxes payable, which occurs once the net operating loss has been fully utilized. Therefore, there was no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows.

8. Warranty

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

Year-to-date warranty activity through the first three months of fiscal 2009 is summarized as follows (in millions):

Accrued warranty at beginning of period	$16.5
Warranty expense	0.1
Changes in foreign currency exchange rate	(0.1)
Warranty credit issued to franchisees (warranty claims paid)	(0.8)

Accrued warranty at end of period	15.7
Less current portion	(2.4)

Accrued warranty – non-current	$13.3

As of January 1, 2008, the Company changed how the Midas warranty obligations are funded in the United States. From June 2003 through December 2007, product royalties received from the Company’s preferred supply chain vendors were recorded as revenue and substantially offset the cost of warranty claims. Beginning in fiscal 2008, the Midas warranty program in the United States is funded directly by Midas franchisees. The franchisees are charged a fee for each warranted product sold to customers. The fee is charged when the warranty is registered with the Company. The fee billed to franchisees is deferred and is recognized as revenue when the actual warranty is redeemed and included in warranty expense. This fee is intended to cover the Company’s cost of the new warranty program, thus revenues under this program will match expenses and the new warranty program will have no impact on the results of operations. In connection with this change, beginning in 2008 Midas system franchisees in the United States started receiving rebates on their purchases from the Company’s preferred supply chain vendors and MDS no longer receives product royalties on Midas franchisee purchases in the United States. Because the Company’s U.S. supply chain partners are responsible for the warranty of parts during the first 12 months, MDS did not begin to record revenues or expenses under the new program until fiscal 2009. As of April 4, 2009, deferred warranty obligations under this new program were $3.6 million.

The Midas warranty program in Canada has not changed. The Company continues to receive royalties from certain preferred supply chain vendors based on Midas franchisee purchases in Canada and records a periodic warranty expense.

9. Acquisitions and Divestitures

The Company has entered into a purchase agreement, which could result in the purchase of up to four shops from a Midas franchisee if the purchase agreements are not assigned to third party buyers prior the expiration of the option periods. The purchase agreements as originally executed required MDS to purchase four shops for approximately $1.1 million no later than March 30, 2009. Additionally, the purchase agreements required MDS, or an assigned third party, to purchase land and buildings for three of the four locations for approximately $1.6 million. The related land and building purchase must coincide with the business purchase and was also to be completed prior to March 30, 2009, subject to certain closing conditions. Prior to the March 30, 2009 closing date, certain closing conditions were not met. As a result, both parties agreed to delay the closing date of both the shop and real estate transactions until all closing conditions could be met. At this time, the Company cannot predict whether the transactions will be consummated.

10. Derivative Instruments

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

The fair value of derivative instruments is summarized as follows (in millions):

	As of April 4, 2009		As of January 3, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate contracts	Other liabilities	$2.4	Other liabilities	$2.6

Total		$2.4		$2.6

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

Brakes: The Midas system has long been a leader in the brake category throughout North America. The Company’s strength in brake services dates back nearly 30 years and is backed by the well-known Midas lifetime guarantee. While brakes remain the largest and most profitable service category for the Midas system, brake sales at retail have declined over the past several years, producing a significant drag on overall system sales performance. The Company’s efforts to drive retail brake sales starts with ensuring brake product quality across the Midas system. During 2008, the Company introduced new mandatory minimum performance standards for Midas brake friction to be used by franchisees. In connection with the improved product quality standards, the Company launched its SecureStop branded brake service, which helps Midas differentiate the service provided by Midas shops amongst numerous competitors who rely almost exclusively on price. In 2009, the Company is changing its promotional brake strategy from national single-price-point television advertising to a more locally-focused advertising approach. Brake service is very competitive on a local level and management believes the move to local advertising will provide Midas franchisees with greater flexibility in addressing local market conditions. Furthermore, it should allow for a more consistent share of voice in brake promotions.

Tires: In the last five years, Midas successfully launched a major retail initiative to significantly expand Midas shop sales of tires and related tire services. In support of this objective, the Company formed an alliance with Bridgestone-Firestone to distribute tires directly to Midas system shops throughout North America. As a result, comparable shop sales of tires and related tire services in North America increased significantly in each of the past four years. Despite this multi-year success in driving tire sales, tires remain a relatively small component of the Midas system overall sales mix: less than 6% in the U.S. and 9% in Canada for 2008. Management believes that achieving a 20% sales mix in tires is both attainable and important to the future growth of the Midas system in North America.

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

In response to the Company’s efforts to build maintenance revenues and increase shop visit frequency, comparable shop sales of oil changes in North America have increased in the past two years. However, revenues from this category still represent less than 7% of Midas system sales, and the typical Midas shop performs less than six oil changes per day. While oil change revenue and car count have been growing over the past several years, management believes the Midas system has the capacity to significantly increase that number by leveraging the operating knowledge of the SpeeDee system and enhanced local marketing efforts. Growth in car count is important to driving sales growth in the Midas system.

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

During this time the Company has also diverted many new franchisees that may have opened new shops away from new shop development and instead have helped them buy existing Midas shops from existing Midas franchisees. Midas is an older franchise system and thus numerous long-term franchisees have struggled with the ongoing changes required to adapt to the current automotive aftermarket. The Company has been working diligently to identify those franchisees that are not capable or not willing to adapt to the new environment and has been assisting them in transitioning out of the Midas system. This has caused many new franchisees to purchase existing Midas shops rather than to develop new ones. This transformation has been underway for some time and Midas has averaged over 100 shop transitions per year in the past three fiscal years, with most shops transitioned to new franchisees.

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

The Company launched its first test of the Midas-SpeeDee Co-Brand concept with three shops during the third quarter of fiscal 2008. All three were existing SpeeDee locations in California that added the Midas brand to their shop. A fourth Co-Branded unit, also in California, opened on a de novo basis in October 2008. The initial results have been very encouraging. The three SpeeDee shops that converted to Co-Brand units achieved comparable shop sales increases of 7.8% in the third quarter (after they were co-branded) and 12.7% in the fourth quarter of fiscal 2008. In the first quarter of fiscal 2009, the comparable shop sales increases accelerated further to 15%. The Company expects to test Co-Branding at additional SpeeDee locations during 2009.

During December of 2008, the Company began a test of the Co-Brand concept within existing Midas shops. Three Midas company-operated shops in suburban Chicago were remodeled to accommodate the operating requirements of the SpeeDee concept, which generate much higher vehicle throughput than the typical Midas shop. These three test locations officially launched during the first quarter of fiscal 2009. In their first quarter of operation, these Midas shops converted to the Co-Brand model delivered a comparable shop sales increase of nearly 18% compared to sales decreases for other Midas shops in the greater Chicago market. A fourth company-operated Midas shop was converted and opened as a Co-Brand in April. The Company plans to roll out additional Midas conversions to the Co-Brand concept in Southern California during 2009.

The ongoing testing of the Midas-SpeeDee Co-Brand concept encompasses numerous shop formats, and the Company expects that such testing will be completed during 2009. The results of these tests will be critical in determining the issues involved with integrating the SpeeDee model into selected Midas locations across the U.S. and Canada. If successful, the new Co-Brand format could provide a platform for accelerating Company growth by providing Co-Brand opportunities to existing Midas and SpeeDee franchisees, as well as a superior format for de novo shop growth in the future.

Acquisitions and Conversions: The U.S. automotive repair industry is highly fragmented. This is demonstrated by the fact that Midas, as one of the largest automotive maintenance and repair providers in the U.S., has less than 1% of the automotive repair shops in the U.S. Despite the increase in the number of vehicles on the road in the U.S. over the last 15 years, the number of automotive service outlets in the U.S. has been in decline. Vehicle complexity and the resulting need for highly skilled technicians, training programs and technologically advanced diagnostic equipment, along with the increased cost of real estate, has caused a net decrease of almost 7% of all automotive repair outlets in the past 10 years. More recently, automobile dealerships have been closing in record numbers, causing consumers to seek out alternatives.

The Company believes that the acquisition of existing automotive repair shops, as well as the conversion of independent repair facilities to the Midas and SpeeDee brands, is the most efficient way to grow the MDS system. Furthermore, the Company believes that the current economic environment will result in an increase in acquisition and conversion opportunities, as competitors struggle to remain viable during this economic downturn.

First Quarter Fiscal 2009 Compared with First Quarter Fiscal 2008

The following is a summary of the Company’s sales and revenues for the first quarter of fiscal 2009 and 2008: ($ in millions)

	2009	Percent to Total	2008	Percent to Total
Franchise royalties and license fees	$13.0	29.4%	$13.3	29.7%
Real estate revenues from franchised shops	8.3	18.7	8.7	19.4
Company-operated shop retail sales	15.6	35.2	14.9	33.2
Replacement part sales and product royalties	6.1	13.8	6.7	15.0
Software sales and maintenance revenue	1.3	2.9	1.2	2.7

Total sales and revenues	$44.3	100.0%	$44.8	100.0%

Total sales and revenues for the first quarter of fiscal 2009 declined $0.5 million, or 1.1%, from the first quarter of fiscal 2008 to $44.3 million. Within the retail auto service business, royalty revenues and license fees decreased $0.3 million, or 2.3%, from fiscal 2008. This decrease primarily reflects weakness in Midas retail sales as total North American comparable shop sales declined 3.5%, a reduction in the number of Midas shops in operation, a stronger U.S. dollar reducing the value of Canadian and European royalties and lower franchise fees. These impacts were partially offset by a $1.0 million increase in royalties due to the March 2008 acquisition of the SpeeDee business.

While royalty revenue in the Midas system was down in the first quarter of fiscal 2009, U.S. car count rose by 6% and U.S. oil change revenues increased by 23% on a comparable shop basis. MDS management believes its move to a more locally focused, higher frequency advertising program is generating increased customer visits; however, this increased traffic has not yet translated into increased comparable shop sales as cautious consumers delay more expensive repairs. The Company believes the increased traffic is creating the foundation for future revenue growth as automobiles continue to age and consumers inevitably return to more normal spending patterns.

Revenues from real estate leases declined $0.4 million to $8.3 million driven by a net reduction in the number of shops paying rent to Midas due to shop closures, lower revenue from sales-based rental agreements and a weaker Canadian dollar.

Sales from company-operated shops were $15.6 million in the first quarter of fiscal 2009 compared to $14.9 million in the first quarter of fiscal 2008. The increased revenues reflect a higher company-operated shop count due to shop acquisitions in the past 12 months. Comparable shop sales for the Midas company-operated shops were down 1.6% during the first quarter of fiscal 2009.

Replacement part sales and product royalties decreased 9.0% from $6.7 million to $6.1 million in the first quarter of fiscal 2009. The Company recorded lower sales of tires to Midas franchisees despite the fact that tire revenues grew nearly 5% at retail as a result of the increased purchasing of tires from sources outside of the Bridgestone-Firestone network, as well as a weaker Canadian dollar (which offset growth in tire unit sales in Canada). Software sales and maintenance revenue increased $0.1 million to $1.3 million reflecting continued growth in the Company’s RO Writer point-of-sale software business.

Total operating costs and expenses declined $0.2 million, or 0.5%, in the first quarter of fiscal 2009 to $40.6 million. Franchised shop occupancy expenses for franchised shops declined $0.1 million, or 1.7%, reflecting a reduction in Canadian rent expense due to the much weaker Canadian dollar, which was partially offset by scheduled increases in rent expense for shops leased by the Company and a small increase in shops under lease. Company-operated shop costs and expenses rose to $16.2 million from $15.0 million in the first quarter of fiscal 2009, mostly as a result of additional shops and the incremental overhead required to support the higher shop count compared to the same period one year ago. Payroll and employee benefit costs increased to 42.3% of company-operated shop sales in the first quarter of fiscal 2009 compared to 41.6% in the same period of the prior year. Company-operated shop occupancy and other expenses increased as a percentage of sales from 33.6% in the first quarter of fiscal 2008 to 34.0% in the first quarter of fiscal 2009 as a result of lower comparable shop sales and changes in the composition of the company-operated shops in the portfolio. Company-operated shop cost of sales increased from 25.5% in the first quarter of fiscal 2008 to 27.6% in the first quarter of fiscal 2009, primarily as a result of an increase in the proportion of sales of oil and tires and higher discounts to drive customer traffic.

Replacement part cost of sales decreased to 86.9% of replacement part sales and product royalties from 91.0% in the first quarter of fiscal 2008. The decreased cost of replacement part sales relative to revenue was due to improved margins on the products sold to franchisees. Warranty expense in the first quarter of fiscal 2009 was $0.1 million, which was approximately flat to the prior year.

Selling, general and administrative expenses in the first quarter of fiscal 2009 declined $0.1 million, or 0.8%, from the first quarter of fiscal 2008 to $13.2 million. The decrease was achieved despite an incremental $0.5 million in operating expenses related to the SpeeDee business, incremental legal costs for two class action lawsuits and higher pension expense. In this difficult revenue environment, the Company remains very focused on cost control. For example, in early 2009 the Company eliminated salary increases for all employees in the current year and reduced the company match portion of its 401(k) program.

During the first quarter of fiscal 2009, business transformation charges were not material. During the first quarter of fiscal 2008, the Company recorded business transformation charges of $0.2 million in connection with the Company’s partial funding of the rollout of a new shop image. The Company’s new image program will wind down during fiscal 2009 with an additional $0.5 million in business transformation charges expected during the remainder of fiscal 2009.

During the first quarter of fiscal 2009, the Company recorded a loss on sale of $0.1 million in connection with the sale of certain shop assets. During the first quarter of fiscal 2008, the Company recorded a loss on sale of $0.3 million in connection with the sale of certain shop assets.

As a result of the above changes, operating income decreased $0.3 million to $3.7 million in the first quarter of fiscal 2009 from $4.0 million in first quarter of fiscal 2008 and operating income margin decreased to 8.4% of sales from 8.9% of sales.

Interest expense was $2.0 million in the first quarter of fiscal 2009 compared to $2.2 million in the first quarter of fiscal 2008. Interest expense declined in the current year despite higher average bank debt compared to the prior year (due to the SpeeDee acquisition in March 2008) primarily due to a reduction in the Company’s borrowing rate.

Other income was $0.1 million in the first quarter of fiscal 2009 compared to $0.2 million in the first quarter of fiscal 2008. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 44.2% in the first quarter of fiscal 2009 compared to 40.0% in the first quarter of fiscal 2008 and compared to the 2009 statutory tax rate of 39.2%. The fiscal 2009 variance from the statutory rate was primarily due to the write down of a Canadian deferred tax asset due to a reduction in British Columbia’s corporate income tax rate.

The Company anticipates a significant increase in the effective tax rate in the second quarter of fiscal 2009 due to a write-down of the U.S. deferred tax asset. This write-down will result from the vesting of restricted stock awards in May 2009 at a stock price that is lower than the stock price on the day these awards were initially granted. The Company currently estimates this one-time write-down will result in additional non-cash tax expense of approximately $0.8 million in the second quarter of fiscal 2009.

As a result of the above items, net income decreased $0.2 million from net income of $1.2 million in the first quarter of fiscal 2008 to net income of $1.0 million in the first quarter of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first three months of fiscal 2009 and 2008, respectively (in millions):

	2009	2008
Cash provided by operating activities before cash outlays for business transformation costs and net changes in assets and liabilities	$4.5	$6.4
Cash outlays for business transformation costs	(0.1)	(0.2)
Net changes in assets and liabilities, exclusive of the effects of business transformation charges, acquisitions and dispositions	(6.1)	0.7

Net cash provided by (used in) operating activities	(1.7)	6.9
Net cash used in investing activities	(1.2)	(2.5)
Net cash provided by (used in) financing activities	3.4	(3.5)

Net change in cash and cash equivalents	$0.5	$0.9

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit, allowing MDS to minimize interest expense and to maintain a low cash balance. The Company’s cash and cash equivalents increased $0.5 million in the first three months of fiscal 2009.

The Company’s operating activities used net cash of $1.7 million during the first three months of fiscal 2009 compared to $6.9 million of cash provided by operations in the first three months of fiscal 2008. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash from operating activities decreased from $6.4 million in the first three months of fiscal 2008 to $4.5 million in the first three months of fiscal 2009, due to the decrease in net income, lower utilization of deferred tax assets, lower stock-based compensation, reduced business transformation charges, a decrease in the gain on sale of assets and lower depreciation and amortization. Cash outlays for business transformation costs declined from $0.2 million in the first three months of fiscal 2008 to $0.1 million in the first three months of fiscal 2009. Cash outlays for business transformation costs in the first three months of fiscal 2009 and the first three months of fiscal 2008 were related to the Company’s update of its retail shop image.

Changes in assets and liabilities declined from a $0.7 million source of cash in the first three months of fiscal 2008 to a $6.1 million use of cash in the first three months of fiscal 2009. The $6.1 million use of cash in the first three months of fiscal 2009 was primarily driven by a reduction in accounts payable as seasonally high tire purchases in the fourth quarter of fiscal 2008 were paid, as well as the timing of advertising payments. The $0.7 million source of cash in the first three months of fiscal 2008 was primarily due to a decline in receivables due to the collection of a non-operating receivable.

Investing activities used $1.2 million of cash in the first three months of fiscal 2009 compared to $2.5 million of cash used in first three months of fiscal 2008. Fiscal 2009 investing activities consisted of $1.1 million in capital expenditures and $0.1 million paid in conjunction with the acquisition of a shop and other assets from a Midas franchisee. The $1.1 million in capital expenditures included $0.5 million in Co-Branding spending on Midas company-operated shops, $0.2 million for systems development projects, $0.4 million for company-operated shop equipment additions and other capital expenditures. Fiscal 2008 investing activities primarily consisted of $1.9 million in capital expenditures, $0.7 million paid in conjunction with the acquisition of nine shops and other assets from certain Midas dealers, and $0.1 million in cash generated as the result of the sale of five shops to Midas franchisees. The $1.9 million in capital expenditures included $0.4 million in office renovation costs, $0.8 million for real estate purchases, $0.2 million for systems development projects and $0.5 million for company-operated shop equipment additions and other capital expenditures.

Net cash provided by financing activities was $3.4 million in first three months of fiscal 2009, compared to net cash used of $3.5 million in first three months of fiscal 2008. During fiscal 2009, MDS increased total debt by $4.0 million, partially offset by a decrease in outstanding checks of $0.6 million. During fiscal 2008, the Company decreased total debt by $4.1 million, increased outstanding checks by $0.5 million and received $0.1 million in cash from the exercise of outstanding stock options.

On October 27, 2005, MDS entered into a five-year, unsecured $110 million revolving credit facility. On February 4, 2008, the Company amended the loan by increasing the revolving credit facility to $130 million. The amended facility is further expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 1.50% at April 4, 2009. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. As of April 4, 2009, the Company was in compliance with all debt covenants.

As of April 4, 2009, a total of $88.0 million was outstanding under the revolving credit facility. As of January 3, 2009, a total of $83.6 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $88.0 million in senior bank debt is at fixed rates.

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

The Company has entered into a purchase agreement, which could result in the purchase of up to four shops from a Midas franchisee if the purchase agreements are not assigned to third party buyers prior to the expiration of the option periods. The purchase agreements as originally executed required MDS to purchase four shops for approximately $1.1 million no later than March 30, 2009. Additionally, the purchase agreements required MDS, or an assigned third party, to purchase land and buildings for three of the four locations for approximately $1.6 million. The related land and building purchase must coincide with the business purchase and was also to be completed prior to March 30, 2009, subject to certain closing conditions. Prior to the March 30, 2009 closing date, certain closing conditions were not met. As a result, both parties agreed to delay the closing date of both the shop and real estate transactions until all closing conditions could be met. At this time, the Company cannot predict whether the transactions will be consummated by MDS in fiscal 2009.

Recent market conditions have negatively affected the value of assets held by the Company’s pension plans as of April 4, 2009 and could impact the value of these assets in the future. The most recently reported pension values, as of January 3, 2009, reflected plan assets at fair market value of $44.8 million and an actuarial present value of projected benefit obligations of $63.8 million.

The Company’s policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions as required. As of January 3, 2009, the Company had met all regulatory minimum funding requirements. In fiscal year 2008, MDS made no contributions to the Company’s pension plans as per the regulatory minimum funding requirements. As a result of the significant reduction in the fair value of the U.S. plan assets, MDS will be required to make a contribution to the U.S. plan in fiscal year 2009. Under the U.S. Pension Protection Act of 2006 (PPA) MDS would have been expected to contribute approximately $2.9 million to the U.S. pension plan during 2009. New legislation, the Worker, Retiree, Employer Recovery Act of 2008 (WRERA), was passed in late December 2008 and provides temporary loosening of pension funding requirements. The 2009 funding requirements under WRERA are less than the funding requirements under PPA. Under WRERA, the Company expects to contribute approximately $1.8 million to the U.S. Plan during 2009.

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

The determination of the number of products sold that are likely to be redeemed requires MDS to make significant estimates and assumptions regarding the relationship of historical warranty claim behavior; warranty claim behavior across product lines and geographical areas; and the impact of changes in consumer behavior on future warranty claims. A decrease of one percentage point in the estimated percentage of warranted products likely to be redeemed in the U.S. would have the effect of changing the Company’s January 3, 2009 outstanding U.S. warranty liability by approximately $2.2 million. A change in the estimated current cost of warranty redemptions of one dollar would have the effect of changing the outstanding U.S. warranty liability by $0.8 million.

As of January 1, 2008, the Company changed how the Midas warranty obligations are funded in the United States. From June 2003 through December 2007, product royalties received from the Company’s preferred supply chain vendors were recorded as revenue and substantially offset the cost of warranty claims. Beginning in fiscal 2008, the Midas warranty program in the United States is funded directly by Midas franchisees. The franchisees are charged a fee for each warranted product sold to customers. The fee is charged when the warranty is registered with the Company. The fee billed to franchisees is deferred and is recognized as revenue when the actual warranty is redeemed and included in warranty expense. This fee is intended to cover the Company’s cost of the new warranty program, thus revenues under this program will match expenses and the new warranty program will have no impact on the results of operations. In connection with this change, beginning in 2008 Midas system franchisees in the United States started receiving rebates on their purchases from the Company’s preferred supply chain vendors and MDS no longer receives product royalties on Midas franchisee purchases in the United States. Because the Company’s U.S. supply chain partners are responsible for the warranty of parts during the first 12 months, MDS did not begin to record revenues or expenses under the new program until fiscal 2009. As of April 4, 2009, deferred warranty obligations under this new program were $3.6 million.

The Midas warranty program in Canada has not changed. The Company continues to receive royalties from certain preferred supply chain vendors based on Midas franchisee purchases in Canada and records a periodic warranty expense.

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees and suppliers, rents and other amounts. The future collectability of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. Recent market conditions have increased the uncertainty in making these estimates. Any adverse change in these factors could have a significant impact on the collectability of these assets and could have a material impact on the Company’s consolidated financial statements.

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

Carrying Values of Goodwill and Long-Lived Assets

Goodwill: The Company tests the recorded amount of goodwill for recovery on an annual basis in the fourth quarter of each fiscal year. Goodwill is tested more frequently if indicators of impairment exist. The Company continually assesses whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include: a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at April 4, 2009. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of April 4, 2009, the Company had recorded a valuation allowance of $0.6 million against certain state income tax net operating loss carry forwards because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. However, due to the inherent uncertainty involved in determining the realizability of the company’s deferred tax assets, the future realizability could differ from management estimates at April 4, 2009.

IMPACT OF NEW ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after our adoption date of January 4, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 as of January 4, 2009 and it had no impact on the Financial Statements. SFAS 160 could have an impact in future periods if the Company were to enter into a transaction with a non-controlling interest.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities that are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 early on January 4, 2009 with no material impact.

In April 2008 the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. FSP FAS 142-3 became effective for MDS on January 4, 2009. FSP FAS142-3 requires prospective adoption and therefore had no impact on the Financial Statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP was effective for us on January 4, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. Specifically, the adoption of FSP EITF 03-6-1 required MDS to include incremental shares in the first quarter of both fiscal 2009 and 2008 Basic Earnings Per Share calculation of 211,000 and 73,000 shares, respectively. These incremental shares did not impact the Basic Earnings Per Share in the first quarter of either fiscal 2009 or 2008.

In April 2009, the FASB issued FSP No. FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP No. FAS 115-2 (“FSP FAS 115-2”), “Recognition and Presentation of Other-Than-Temporary Impairments”. These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued FSP No. FAS 107-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures of fair value of certain financial instruments in interim financial statements. We do not anticipate the adoption of these FSPs will materially impact the Company. These FSPs are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.

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

The Company’s results of operations and the forward-looking statements could be affected by, among others things: general economic conditions in the markets in which the Company operates; economic developments that have a particularly adverse effect on one or more of the markets served by the Company; the ability to execute management’s internal operating plans; the timing and magnitude of capital expenditures; the Company’s ability to access debt and equity markets; economic and market conditions in the U.S. and worldwide; currency exchange rates; changes in consumer spending levels and demand for new products and services; and overall competitive activities. Certain of these risks are more fully described in Item 1A of Part I of the Company’s annual report on Form 10-K. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $88.0 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of April 4, 2009, the fair value of these instruments was a pre-tax loss of approximately $2.4 million.

Market risk also arises within the Company’s defined benefit plans to the extent that the obligations of the plans are not fully matched by assets. Pension plan obligations are subject to change due to fluctuations in long-term interest rates as well as factors such as inflation, salary increases and plan members living longer. The pension plan assets include equity and debt securities, the values of which will change as equity prices and interest rates vary. Changes in equity prices and interest rates could result in plan assets which are insufficient over time to cover the level of projected obligations. This could result in material changes to the Company’s pension expense and impact the level of contributions to the plans in the future.

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

As previously reported in the Form 8-K filed by the Company on March 27, 2009, the Ontario Superior Court of Justice released its decision regarding certification of the action as a class proceeding in connection with the suit filed by two Midas franchisees in Canada against Midas Canada, Inc. (“Midas Canada”), and Midas International Corporation (“Midas International”). The suit claims, among other things, that Midas Canada breached its franchise agreement when it closed its manufacturing and distribution operations in 2003. The plaintiffs—Landsbridge Auto Corporation and 405341 Ontario Limited—sought class certification.

Of the many and varied claims that were asserted by the plaintiffs, the only claims that the plaintiffs will be allowed to advance as a class are whether Midas Canada breached its common law and statutory duties of good faith/fair dealing when Midas Canada implemented its new supply chain in 2003, and, if so, whether Midas Canada could properly maintain the same royalty structure after ceasing to supply products to franchisees. All other causes of action against Midas Canada and Midas International, and proposed common issues based on those causes of action, were rejected by the court.

In its decision, the court ruled that Midas Canada did not breach its franchise agreement when it closed its manufacturing and distribution operations in 2003 or accepted rebates from its supplier. The court also held that Landsbridge is not a proper plaintiff in the proceeding and that the class definition is limited to only those franchisees who were part of the Midas system before the new supply chain was implemented and continued as franchisees through the date of the claim. There are no class claims remaining against Midas International.

Midas continues to believe that the plaintiffs’ case is without merit and will vigorously defend these remaining claims at trial.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 2009: (January 4, 2009 through January 31, 2009)	—	—	—	$34,347,399
February 2009: (February 1, 2009 through February 28, 2009)	—	—	—	$34,347,399
March 2009: (March 1, 2009 through April 4, 2009)	—	—	—	$34,347,399

Total	—	—	—

(1)

On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in MDS stock. On May 9, 2006, the MDS Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of April 4, 2009, a total of approximately 3,248,100 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.21.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

On February 22, 2009, the Board of Directors amended the Midas Savings Plan for Salaried Employees (the “Savings Plan”). The Savings Plan is a tax-qualified retirement savings plan pursuant to which all salaried employees of the Company, including the named executive officers, are able to contribute up to the limit prescribed by the Internal Revenue Service to the Savings Plan on a pre-tax basis. The amendment reduced the Company match from 100% to 50% of the first 6% of pay contributed to the Savings Plan after the first year of employment. In connection with this amendment, the Board of Directors also amended the nonqualified Midas Executive Retirement Plan (amended and renamed the Midas Executive Retirement Plan—Account Balance Component in November 2008) (the “ERP”). Pursuant to the ERP, a participant may elect to defer receipt of up to 20% of his or her base salary and up to 100% (net of applicable withholding) of his or her annual incentive bonus on a pre-tax basis. The ERP’s administrative committee may modify these percentages prior to any plan year. Prior to the amendment, the Company matched 100% of the first 6% of total pay that a participant elects to defer under the ERP and Savings Plan. As a result of the amendment, the Company matches 50% of the first 6% of total pay that a participant elects to defer under the ERP and Savings Plan.

The foregoing description is qualified in its entirety by the text of the First Amendment to the Midas Executive Retirement Plan Account Balance Component filed as Exhibit 10.2 hereto.

Item 6.	Exhibits.

10.1	Description of 2009 Incentive Compensation Plan.

10.2	First Amendment to the Midas Executive Retirement Plan Account Balance Component.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2009	/s/ Alan D. Feldman
Alan D. Feldman
Chairman, President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Executive Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller