Form 10-Q
period 2009-07-04
MIDAS INC
filed 2009-08-13
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of August 3, 2009 was 14,247,717.

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal June		For the six months ended fiscal June
	2009	2008	2009	2008
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)
Sales and revenues:
Franchise royalties and license fees	$14.0	$15.7	$27.0	$29.0
Real estate revenues from franchised shops	8.1	8.7	16.4	17.4
Company-operated shop retail sales	16.8	16.2	32.4	31.1
Replacement part sales and product royalties	6.0	6.9	12.1	13.6
Software sales and maintenance revenue	1.5	1.3	2.8	2.5

Total sales and revenues	46.4	48.8	90.7	93.6

Operating costs and expenses:
Franchised shops – occupancy expenses	5.6	5.7	11.3	11.5
Company-operated shop parts cost of sales	4.6	4.2	8.9	8.0
Company-operated shop payroll and employee benefits	7.1	6.6	13.7	12.8
Company-operated shop occupancy and other operating expenses	5.5	5.3	10.8	10.3
Replacement part cost of sales	5.3	6.2	10.6	12.3
Warranty expense	0.3	0.2	0.4	0.3
Selling, general, and administrative expenses	13.9	14.1	27.1	27.4
Loss on sale of assets, net	—	0.3	0.1	0.6
Business transformation charges	0.2	0.4	0.2	0.6

Total operating costs and expenses	42.5	43.0	83.1	83.8
Operating income	3.9	5.8	7.6	9.8
Interest expense	(2.1)	(2.3)	(4.1)	(4.5)
Other income, net	0.2	0.2	0.3	0.4

Income before income taxes	2.0	3.7	3.8	5.7
Income tax expense	1.6	1.5	2.4	2.3

Net income	$0.4	$2.2	$1.4	$3.4

Earnings per share:
Basic	$0.03	$0.16	$0.10	$0.25

Diluted	$0.03	$0.16	$0.10	$0.25

Average number of shares:
Common shares outstanding	13.8	13.5	13.7	13.5
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	13.9	13.6	13.8	13.6
Equivalent shares on outstanding stock awards	0.1	0.3	0.1	0.3

Shares applicable to diluted earnings	14.0	13.9	13.9	13.9

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	Fiscal June 2009	Fiscal December 2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$0.9	$1.1
Receivables, net	30.1	30.4
Inventories	4.6	4.3
Deferred income taxes	10.2	10.7
Prepaid assets	5.6	4.7
Other current assets	3.4	4.6

Total current assets	54.8	55.8
Property and equipment, net	90.0	92.6
Goodwill and other intangible assets, net	35.3	35.5
Deferred income taxes	45.9	46.9
Other assets	3.8	4.6

Total assets	$229.8	$235.4

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.5	$1.5
Current portion of accrued warranty	2.4	2.4
Accounts payable	18.1	21.0
Accrued expenses	19.3	23.3

Total current liabilities	41.3	48.2
Long-term debt	81.9	83.6
Obligations under capital leases	1.7	1.8
Finance lease obligation	31.1	31.7
Pension liability	21.7	21.2
Accrued warranty	12.6	14.1
Deferred warranty obligation	4.2	3.0
Other liabilities	6.7	6.5

Total liabilities	201.2	210.1

Temporary equity:
Non-vested restricted stock subject to redemption	2.9	5.7

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	5.8	6.8
Treasury stock, at cost (3.5 million shares and 3.7 million shares)	(71.5)	(76.8)
Retained income	109.8	108.4
Accumulated other comprehensive loss	(18.4)	(18.8)

Total shareholders’ equity	25.7	19.6

Total liabilities and shareholders’ equity	$229.8	$235.4

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the six months ended fiscal June
	2009	2008
Cash flows from operating activities:
Net income	$1.4	$3.4
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	4.8	5.2
Stock-based compensation	2.2	2.1
Amortization of financing fees	0.1	0.2
Business transformation charges	0.2	0.6
Deferred income taxes	1.5	2.4
Loss on sale of assets	0.1	0.6
Cash outlays for business transformation costs	(0.1)	(0.7)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	(3.6)	(1.6)

Net cash provided by operating activities	6.6	12.2

Cash flows from investing activities:
Capital investments	(2.4)	(3.4)
Cash paid for acquired businesses	(0.1)	(21.8)
Proceeds from sales of assets	—	0.4

Net cash used in investing activities	(2.5)	(24.8)

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	(1.7)	15.9
Decrease in outstanding checks	(1.2)	(0.9)
Payment of principal obligations under capital leases	(0.2)	(0.3)
Payment of principal obligations under finance lease	(0.5)	(0.6)
Cash received for common stock	—	0.2
Cash paid for treasury shares	(0.7)	(0.2)

Net cash provided by (used in) financing activities	(4.3)	14.1

Net change in cash and cash equivalents	(0.2)	1.5
Cash and cash equivalents at beginning of period	1.1	1.3

Cash and cash equivalents at end of period	$0.9	$2.8

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained Income	Comprehensive Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount
Fiscal year end 2008	17.7	$6.8	(3.7)	$(76.8)	$108.4		$(18.8)

Stock option expense	—	0.6	—	—	—		—

Restricted stock awards	—	(6.0)	0.3	6.0	—		—

Restricted stock vesting	—	4.4	—	—	—		—

Purchase of treasury shares	—	—	(0.1)	(0.7)	—		—

Net income	—	—	—	—	1.4	$1.4	—

Other comprehensive income
— foreign currency translation	—	—	—	—	—	0.3	0.3
— gain on derivative financial instruments, net of tax	—	—	—	—	—	0.1	0.1

Comprehensive income	—	—	—	—	—	$1.8	—

Fiscal second quarter end 2009	17.7	$5.8	(3.5)	$(71.5)	$109.8		$(18.4)

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

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 3, 2009. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended July 4, 2009 (“second quarter fiscal 2009”) and June 28, 2008 (“second quarter fiscal 2008”) and of its financial position as of July 4, 2009. All such adjustments are of a normal recurring nature. The results of operations for the second quarter of fiscal 2009 and 2008 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for MDS and its wholly-owned subsidiaries. The unaudited condensed financial statements for the quarters ended July 4, 2009 and June 28, 2008 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

In connection with the preparation of its fiscal 2008 year-end financial statements, the Company discovered an error in its pension projected benefit obligation. The actuarially determined projected benefit obligation was not properly considering certain plan amendments that changed the participant benefit formulas in 1988 and 1991. As a result, the Company’s projected benefit obligation was understated by $3.8 million at fiscal year end 2008. This error had accumulated over the time since the benefit formula changes took place. The Company corrected this error by recording the cumulative impact as an adjustment to opening equity as of the beginning of fiscal 2006, and recording additional pension expense in fiscal 2006, 2007 and 2008. The previously reported second quarter fiscal 2008 Statements of Operations, Statements of Cash Flows and Pension Plans footnote, have been adjusted to reflect $0.1 million in additional pension expense.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2009	2008	2009	2008
Weighted-average common shares outstanding	13.8	13.5	13.7	13.5
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	13.9	13.6	13.8	13.6
Effect of dilutive stock awards	0.1	0.3	0.1	0.3

Shares applicable to diluted earnings	14.0	13.9	13.9	13.9

Potential common share equivalents:
Stock options	1.8	1.5	1.8	1.5

Management evaluated all activity of MDS through August 13, 2009 (the issue date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statement.

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

New Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-2, which delays the effective date of SFAS 157 for non-financial assets and liabilities that are not measured at fair value on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 early on January 4, 2009 with no material impact.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP was effective for MDS on January 4, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. Specifically, the adoption of FSP EITF 03-6-1 required MDS to include incremental shares in the second quarter of both fiscal 2009 and 2008 Basic Earnings Per Share calculation of 375,000 and 240,000 shares, respectively. These incremental shares did not impact the Basic Earnings Per Share in the second quarter of either fiscal 2009 or 2008 but did cause a $0.01 decrease in Basic Earnings Per Share for the six months ended fiscal June in both fiscal 2009 and 2008.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of FSP FAS 107-1/APB 28-1 had no impact on the Financial Statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this standard.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments for interest and taxes as follows (in millions):

	For the six months ended fiscal June
	2009	2008
Interest paid	$4.1	$4.2
Income taxes paid	0.3	0.4

The acquisition of certain company-operated shops resulted in non-cash reductions of accounts receivable of approximately $0.9 million during the first six months of fiscal 2008.

3. Inventories

Inventories were composed of finished goods in both the quarter ended July 4, 2009 and the year ended January 3, 2009.

4. Business Transformation Activities

In connection with the Company’s ongoing retail transformation, MDS developed a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. MDS management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. In order to encourage Midas franchisees to adopt this new image, the Company offered an incentive program whereby MDS provides a subsidy of up to $2,600 per shop for franchisees who agreed to adopt the program prior to certain target dates. Currently, 1,325 locations have converted to the new image. The incentive program ended for U.S. shops in fiscal 2008 and will conclude for Canadian shops in fiscal 2009.

Prior to fiscal 2009, the Company had recorded charges of $5.4 million related to this program. MDS management expects that this program will result in additional business transformation costs during fiscal 2009, including $0.1 million recorded in the first six months of fiscal 2009.

In addition, the Company recorded business transformation charges of $0.1 million during the second quarter of fiscal 2009 in conjunction with the changeover of the Canadian warranty program as described in Note 8 below.

5. Debt Agreements

On October 27, 2005, MDS entered into a five-year, unsecured $110 million revolving credit facility. On February 4, 2008, the Company amended the loan by increasing the revolving credit facility to $130 million. The amended facility is further expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 1.75% at July 4, 2009. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. As of July 4, 2009, the Company was in compliance with all debt covenants.

As of July 4, 2009, a total of $81.9 million was outstanding under the revolving credit facility. As of January 3, 2009, a total of $83.6 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $81.9 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of July 4, 2009, the fair value of these instruments was a pre-tax loss of approximately $2.4 million.

The fair value of the Company’s revolving credit facility is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms and comparable credit risk.

Expected Maturity Date	2009	2010	2011	There- after	Total	Fair Value
Long-term debt (in millions):
Revolving credit facility (variable rate)	$—	$81.9	$—	$—	$81.9	$79.9
Average interest rate		2.5%			2.5%

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

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2009	2008	2009	2008
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost on projected benefit obligation	0.9	0.9	1.8	1.8
Expected return on assets	(1.0)	(1.2)	(2.1)	(2.4)
Net amortization and deferral	0.2	0.1	0.4	0.3

Total net periodic pension cost	$0.2	$—	$0.4	$0.1

The Company made no contributions to the pension plans during the first six months of fiscal 2009. In September 2009, the Company expects to contribute approximately $2.0 million to its U.S. defined benefit plan in order to achieve minimum statutory funding requirements.

7. Stock-Based Compensation and Other Equity Instruments

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest annually over a period of four to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of July 4, 2009:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2008	1,677,553	$6.77– $34.66	$14.08
Granted	298,000	9.87– 9.87	9.87
Forfeited	(5,000)	34.66– 34.66	34.66

Outstanding at July 4, 2009	1,970,553	6.77– 25.95	13.39	5.8	$2.4
Exercisable at July 4, 2009	1,292,253	6.77– 25.95	12.62	4.2	2.2

The Company granted 298,000 and 230,000 options in the first six months of fiscal 2009 and 2008, respectively. Additional information pertaining to option activity during the first six months of fiscal 2009 and 2008 was as follows (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2009	2008	2009	2008
Weighted average grant-date fair value of:
Stock options granted	$1.3	$1.3	$1.3	$1.3
Stock options exercised	—	—	—	0.1
Stock options vested	1.1	1.9	1.1	2.2

The weighted average estimated fair value of the options granted in the six months ended June 2009 and 2008 was $4.52 and $5.82 respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2009	2008
Risk-free interest rate	2.45%	3.06%
Dividend yield	0.0%	0.0%
Expected volatility	43.48%	32.50%
Expected life in years	6.25	6.25

Volatility is derived based on historical trends. Expected life is calculated utilizing the simplified method as prescribed by Staff Accounting Bulletin No. 107.

As of July 4, 2009, there was $4.2 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock

From time to time the Company grants shares of restricted stock to certain employees, officers and directors. Certain restricted stock vests at the five or seven year anniversary, with provisions for accelerated vesting upon the occurrence of certain pre-determined events (“cliff-vesting shares”), while other restricted stock vests equally over periods of three to five years or only upon the occurrence of certain pre-determined events (the latter being referred to as “performance shares”). The fair value of all but the performance share grants is equal to the stock price on the date of the grant. The fair value of the performance share grants is based on their derived service period calculated using either a Monte Carlo simulation model or management’s expectations of achieving the objectives depending on the nature of the performance criteria. Activity for restricted shares for the first six months of fiscal 2009, including the non-vested restricted shares outstanding and the weighted average grant-date fair value of those restricted shares, is shown in the table below:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested balance as of January 3, 2009	690,365	$14.66
Granted	288,900	9.03
Vested	(217,580)	(20.20)

Non-vested balance as of July 4, 2009	761,685	$11.11

As of July 4, 2009, there was $5.6 million of unamortized restricted stock compensation of which $8.5 million was included as a reduction to paid-in capital and $2.9 million was included in non-vested restricted stock subject to redemption. The $5.6 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 2.6 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of non-vested restricted stock in certain circumstances. Securities and Exchange Commission Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” requires securities with contingent cash settlement provisions that are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $2.9 million value of non-vested restricted stock as temporary equity on the consolidated balance sheet as of July 4, 2009. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of July 4, 2009, a total of 41,273 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

The Company did not record an excess tax benefit in the first six months of fiscal 2009 or fiscal 2008 related to stock-based compensation plans or equity instruments. The Company was in a net operating loss carry-forward position for the first six months of fiscal 2009 and 2008. As a result, the excess tax benefit is not recognized until the deduction reduces the Company’s income taxes payable, which occurs once the net operating loss has been fully utilized. Therefore, there was no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows.

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

Year-to-date warranty activity through the first six months of fiscal 2009 is summarized as follows (in millions):

Accrued warranty at beginning of period	$16.5
Warranty expense	0.2
Changes in foreign currency exchange rate	0.1
Warranty credit issued to franchisees (warranty claims paid)	(1.8)

Accrued warranty at end of period	15.0
Less current portion	(2.4)

Accrued warranty – non-current	$12.6

As of January 1, 2008, the Company changed how the Midas warranty obligations are funded in the United States. From June 2003 through December 2007, product royalties received from the Company’s preferred supply chain vendors were recorded as revenue and substantially offset the cost of warranty claims. Beginning in fiscal 2008, the Midas warranty program in the United States is funded directly by Midas franchisees. The franchisees are charged a fee for each warranted product sold to customers. The fee is charged when the warranty is registered with the Company. The fee billed to franchisees is deferred and is recognized as revenue when the actual warranty is redeemed and included in warranty expense. This fee is intended to cover the Company’s cost of the new warranty program, thus revenues under this program will match expenses and the new warranty program will have no impact on the results of operations. In connection with this change, beginning in 2008 Midas system franchisees in the United States started receiving rebates on their purchases from the Company’s preferred supply chain vendors and MDS no longer receives product royalties on Midas franchisee purchases in the United States. Because the Company’s U.S. supply chain partners are responsible for the warranty of parts during the first 12 months, MDS did not begin to record revenues or expenses under the new program until fiscal 2009. As of July 4, 2009, deferred warranty obligations under this program were $4.2 million. In the first six months of fiscal 2009, the Company recognized $0.2 million of warranty revenue in replacement part sales and product royalties and $0.2 million of incremental warranty expense associated with this program.

As of July 1, 2009, the Company changed how the Midas warranty obligations are funded in Canada to match the U.S. program. As a result, beginning in July 2009 Midas system franchisees in Canada started receiving rebates on their purchases from the Company’s preferred supply chain vendors and MDS no longer receives product royalties on Midas franchisee purchases in Canada. Because the Company’s Canadian supply chain partners are responsible for the warranty of parts during the first 12 months, MDS will not begin to record revenues or expenses under the new Canadian program until the third quarter of fiscal 2010.

9. Acquisitions and Divestitures

The Company has entered into a purchase agreement, which could result in the purchase of up to four shops from a Midas franchisee if the purchase agreements are not assigned to third party buyers prior the expiration of the option periods. The purchase agreement requires MDS to purchase four shops for approximately $1.1 million no later than December 16, 2009. Additionally, the purchase agreement requires MDS, or an assigned third party, to purchase the land and building for one of the four locations by December 16, 2009, for approximately $0.7 million, though MDS has the option to lease this property for six months prior to purchase.

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

The fair value of derivative instruments is summarized as follows (in millions):

	As of July 4, 2009		As of January 3, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate contracts	Other liabilities	$2.4	Other liabilities	$2.6

Total		$2.4		$2.6

Because the interest rate contracts have been designated as cash flow hedges and have been evaluated to be highly effective, there is no impact on the Statement of Operations. The after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments.

11. Contingencies

On June 12, 2009, the Company received a Notice of Arbitration from MESA S.p.A. (“MESA”) and Norauto Groupe SA (“Norauto”). MESA is an Italian company which operates the Midas system in Europe under a License Agreement and an Agreement of Strategic Alliance (the “1998 Agreements”) with the Company. Norauto is a French company that acquired MESA from the Fiat Group in October 2004.

Background

Until 1998, the Company directly owned and managed its network of franchised and company-operated Midas shops throughout the world. In 1998, the Company reached an agreement with Magneti Marelli, S.p.A. (“Marelli”), a member of the Fiat Group, to form a strategic alliance to accelerate the development of the Midas system in Europe and South America. Midas management concluded that Marelli had the financial and human resources to accelerate the development of the Midas business in Europe and South America at a much faster pace than the Company. Accordingly, the Company sold its interests in Europe and South America (“Midas Europe”) to Marelli for $100 million in October 1998, and entered into a licensing agreement for the Midas trademarks as part of the transaction.

In October 2004, Norauto acquired Magneti Marelli Services S.p.A. (“Marelli Services”) from the Fiat Group. Marelli Services was a newly-formed subsidiary of Fiat that was created to own the Midas Europe business that was purchased from the Company in 1998. Upon acquisition by Norauto in October 2004, Marelli Services was renamed MESA S.p.A. by Norauto.

The license agreement with Marelli (and now with MESA) provided for fixed U.S. dollar denominated royalty payments of approximately $9 million per year through 2007. Effective January 1, 2008, the royalty converted to 1% of Midas Europe’s system-wide retail sales. As a result, the royalty paid to the Company by MESA decreased from approximately $8.9 million in 2007 to approximately $4.4 million in 2008.

Arbitration

Under the terms of the 1998 Agreements, all disputes are to be settled by binding arbitration in Geneva, Switzerland under the UNCITRAL Arbitration Rules by a panel of three arbitrators. In demanding arbitration, MESA and Norauto claim that the Company has breached, and continues to breach, its obligations to cooperate and execute the agreement in good faith by failing to develop and update the performance of the Midas System in Europe and South America. As a result, MESA is asking the arbitrators to require the

Company to pay for damages and losses incurred by MESA and Norauto, including a portion of royalties previously paid to the Company, and the alleged decrease in the value of the MESA business and lost profits because of MESA’s inability to successfully open Midas shops in new countries, in an estimated amount of Euro 74 million.

MESA and Norauto are also asking the arbitrator to require the Company to renegotiate the terms of the 1998 Agreements currently in effect or to cancel these agreements due to the alleged breach by the Company and require the Company to indemnify MESA and Norauto for any losses resulting from the termination of these agreements. The Company believes that the claims by MESA and Norauto are without merit and intends to vigorously pursue a defense against these claims.

12. Income Taxes

The Company’s effective tax rate was 63.0% in the first six months of fiscal 2009 compared to 40.0% in the first six months of fiscal 2008 and the 2009 statutory tax rate of 39.2%. The fiscal 2009 variance from the statutory rate was due to the revaluation of the remaining U.S. deferred tax asset associated with restricted stock that vested in May 2009 at a stock price that was lower than the stock price on the day these awards were initially granted, as well as a write-down of the Canadian deferred tax asset due to a reduction in corporate income tax rates for both Ontario and British Columbia enacted during the first six months of fiscal 2009.

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

Brakes: The Midas system has long been a leader in the brake category throughout North America. The Company’s strength in brake services dates back nearly 30 years and is backed by the well-known Midas lifetime guarantee. While brakes remain the largest and most profitable service category for the Midas system, brake sales at retail have declined over the past several years, producing a significant drag on overall system sales performance. The Company’s efforts to drive retail brake sales starts with ensuring brake product quality across the Midas system. During 2008, the Company introduced new mandatory minimum performance standards for Midas brake friction to be used by franchisees. In connection with the improved product quality standards, the Company launched its SecureStop branded brake service, which helps Midas differentiate the service provided by Midas shops amongst numerous competitors who rely almost exclusively on price. In 2009, the Company changed its promotional brake strategy from national single-price-point television advertising to a more locally-focused advertising approach. Brake service is very competitive on a local level and management believes the move to local advertising provides Midas franchisees with greater flexibility in addressing local market conditions. Furthermore, it allows for a more consistent share of voice in brake promotions.

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

The Midas-SpeeDee Co-Brand Opportunity: In April 2008, MDS acquired the SpeeDee auto service franchise system. The SpeeDee business model focuses on fluid exchanges and maintenance, providing a high quality auto service experience in a quick-service format. SpeeDee leverages the quick-service customer relationship as a gateway to a broader general repair relationship with its customers.

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

The Company launched its first test of the Midas-SpeeDee Co-Brand concept with three shops during the third quarter of fiscal 2008. All three were existing SpeeDee locations in California that added the Midas brand to their shop. A fourth Co-Branded unit, also in California, opened on a de novo basis in October 2008. The initial results have been very encouraging. The three SpeeDee shops that converted to Co-Brand units in California have generated significant comparable shop sales increases since launch, and the shops have far outperformed the SpeeDee-only units in the same region. In the first quarter of fiscal 2009, comparable shop sales for the initial Co-Brand shops rose 15%, and in the second fiscal quarter the increase accelerated further to 17%. The Company expects to test Co-Branding at additional SpeeDee locations during 2009.

During December of 2008, the Company began a test of the Co-Brand concept within existing Midas shops. Four Midas company-operated shops in suburban Chicago were remodeled to accommodate the operating requirements of the SpeeDee concept, which generate much higher vehicle throughput than the typical Midas shop. Three of the four shops launched in the first quarter of 2009 and the fourth shop opened in April. In the second quarter of fiscal 2009, the four shops combined to deliver a comparable shop increase of approximately 8.5% compared to a 1.3% decrease for Midas-only shops in the market. Of note, the daily car counts for these shops have increased dramatically to 26 per day compared to 12 per day in the quarter for the average Midas shop. This increase was achieved despite the fact that the SpeeDee brand name was unknown to customers in the Chicago metropolitan area. The Company is in the process of co-branding all but one of its twelve company-operated Midas shops in Southern California.

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

The Company believes that the acquisition of existing automotive repair shops, as well as the conversion of independent repair facilities to the Midas, SpeeDee or Co-Brand formats, is the most efficient way to grow the MDS system. Furthermore, the Company believes that the current economic environment will result in an increase in acquisition and conversion opportunities, as competitors struggle to remain viable during this economic downturn. During the third quarter of fiscal 2009 the Company expects to complete four conversions of non-Midas locations to Midas.

Second Quarter Fiscal 2009 Compared with Second Quarter Fiscal 2008

The following is a summary of the Company’s sales and revenues for the second quarter of fiscal 2009 and 2008: ($ in millions)

	2009	Percent to Total	2008	Percent to Total
Franchise royalties and license fees	$14.0	30.2%	$15.7	32.2%
Real estate revenues from franchised shops	8.1	17.5	8.7	17.8
Company-operated shop retail sales	16.8	36.2	16.2	33.2
Replacement part sales and product royalties	6.0	12.9	6.9	14.1
Software sales and maintenance revenue	1.5	3.2	1.3	2.7

Total sales and revenues	$46.4	100.0%	$48.8	100.0%

Total sales and revenues for the second quarter of fiscal 2009 declined $2.4 million, or 4.9%, from the second quarter of fiscal 2008. Within the retail auto service business, royalty revenues and license fees decreased $1.7 million, or 10.8%, from fiscal 2008. Approximately $0.4 million of this was due to weakness in Midas retail sales as total North American comparable shop sales declined 3.5%, approximately $0.4 million was due to a reduction in the number of Midas shops in operation, approximately $0.4 million was due to a stronger U.S. dollar reducing the value of Canadian and European royalties and approximately $0.4 million was due to lower franchise fees due to fewer shop sales.

While royalty revenue in the Midas system was down in the second quarter of fiscal 2009, U.S. car count rose by 11% and U.S. oil change revenues increased by 25% on a comparable shop basis. The Company’s recent transition to a more locally focused, higher frequency advertising program is generating increased customer visits; however, this increased traffic has not yet translated into increased comparable shop sales as cautious consumers delay more expensive repairs. The Company believes the increased traffic is creating the foundation for future revenue growth as automobiles continue to age and satisfied oil change customers return to Midas for their general service and repair needs.

Revenues from real estate leases declined $0.6 million to $8.1 million driven by a net reduction in the number of shops paying rent to Midas due to shop closures, lower revenue from sales-based rental agreements and a weaker Canadian dollar.

Sales from company-operated shops were $16.8 million in the second quarter of fiscal 2009 compared to $16.2 million in the second quarter of fiscal 2008. The increased revenues reflect a comparable shop sales increase of 1.1% during the second quarter of fiscal 2009, as well as an increase in the company-operated shop count due to shop acquisitions in the past 12 months.

Replacement part sales and product royalties decreased 13.0% from $6.9 million to $6.0 million in the second quarter of fiscal 2009. The Company recorded lower sales of tires to Midas franchisees despite the fact that tire revenues grew nearly 6.5% at retail. U.S. franchisees are purchasing more tires from sources outside of the Bridgestone-Firestone network in order to diversify their tire offerings. Software sales and maintenance revenue increased $0.2 million to $1.5 million reflecting continued growth in the Company’s RO Writer point-of-sale software business, especially with customers outside of the Midas system.

Total operating costs and expenses declined $0.5 million, or 1.2%, in the second quarter of fiscal 2009 to $42.5 million. Occupancy expenses for franchised shops declined $0.1 million, or 1.8%, reflecting a reduction in Canadian rent expense due to the much weaker Canadian dollar and a small decrease in shops under lease, partially offset by scheduled increases in rent expense for shops leased by the Company. Company-operated shop costs and expenses rose to $17.2 million from $16.1 million in the second quarter of fiscal 2009. The increase in operating expenses was driven by higher sales, as well as additional shops and incremental overhead required to support the higher shop count compared to the same period one year ago. The Company also incurred certain one-time costs by converting 11 company-operated shops in San Diego to the Co-Brand business model during the quarter. Payroll and employee benefit costs increased to 42.3% of company-operated shop sales in the second quarter of fiscal 2009 compared to 40.7% in the same period of the prior year. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales were approximately flat to the prior year at 32.7% for the second quarter of fiscal 2009. Company-operated shop cost of sales increased from 25.9% of company-operated shop sales in the second quarter of fiscal 2008 to 27.4% in the second quarter of fiscal 2009, primarily as a result of an increase in the proportion of sales of oil and tires and higher discounts that helped to drive customer traffic.

Replacement part cost of sales decreased to 88.3% of replacement part sales and product royalties, from 89.9% in the second quarter of fiscal 2008. The decreased cost of replacement part sales relative to revenue was due to a more favorable mix on the products sold to franchisees. Warranty expense in the second quarter of fiscal 2009 was $0.3 million, which was an increase of $0.1 million from the prior year. In the U.S., the Company recorded no warranty expense in the second quarter of fiscal 2008 because under the new U.S program, adopted January 1, 2008, the Company’s U.S. supply chain partners are responsible for the warranty of parts during the first 12 months. After that 12 month period expires, the Company records a periodic warranty expense as warranties are redeemed, which is exactly offset by warranty revenue. The Company’s Canadian Midas system adopted the same program on July 1, 2009. Going forward, the Company’s warranty expense will continue to grow on a year-over-year basis reflecting the cumulative growth of the warranty obligation under the new program. However, because recognition of the deferred warranty obligation will exactly offset the growth in warranty expense, it will have no net impact on the Company’s operating income.

Selling, general and administrative expenses in the second quarter of fiscal 2009 declined $0.2 million, or 1.4%, from the second quarter of fiscal 2008 to $13.9 million. The decrease was achieved despite incremental operating expenses related to the vesting of certain restricted stock, higher costs for workers’ compensation, increased pension expense, as well as ongoing legal costs for two class action lawsuits. In this difficult revenue environment, the Company’s management remains very focused on cost control.

During the second quarter of fiscal 2009, MDS recorded business transformation charges of $0.2 million. Approximately $0.1 million is related to the changeover of the Canadian warranty program and $0.1 million is part of the Company’s partial funding of the rollout of a new shop image for Canadian Midas franchisees. During the second quarter of fiscal 2008, the Company recorded business transformation charges of $0.4 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas franchisees. The Company’s new image program will wind down during fiscal 2009 with additional business transformation charges expected during the remainder of fiscal 2009.

During the second quarter of fiscal 2008, the Company recorded a loss on sale of $0.3 million in connection with the sale of certain company-operated shop assets. No losses were recorded in the second quarter of fiscal 2009.

As a result of the above changes, operating income decreased $1.9 million to $3.9 million in the second quarter of fiscal 2009 from $5.8 million in second quarter of fiscal 2008 and operating income margin decreased to 8.4% of sales from 11.9% of sales.

Interest expense was $2.1 million in the second quarter of fiscal 2009 compared to $2.3 million in the second quarter of fiscal 2008. Interest expense declined in the current year due to lower average bank debt compared to the prior year and a 70 basis point reduction in the Company’s average borrowing rate.

Other income was $0.2 million in the second quarter of both fiscal 2009 and fiscal 2008. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 78.6% in the second quarter of fiscal 2009 compared to 39.7% in the second quarter of fiscal 2008 and the 2009 statutory tax rate of 39.2%. The fiscal 2009 variance from the statutory rate was due to the revaluation of the remaining U.S. deferred tax asset associated with restricted stock that vested in May 2009 at a stock price that was lower than the stock price on the day these awards were initially granted, as well as a write-down of the Canadian deferred tax asset due to a future reduction in Ontario’s corporate income tax rate enacted during the second quarter of fiscal 2009.

As a result of the above items, net income decreased $1.8 million from net income of $2.2 million in the second quarter of fiscal 2008 to net income of $0.4 million in the second quarter of fiscal 2009.

First Six Months of Fiscal 2009 Compared with First Six Months of Fiscal 2008

The following is a summary of the Company’s sales and revenues for the first six months of fiscal 2009 and 2008: ($ in millions)

	2009	Percent to Total	2008	Percent to Total
Franchise royalties and license fees	$27.0	29.8%	$29.0	31.0%
Real estate revenues from franchised shops	16.4	18.1	17.4	18.6
Company-operated shop retail sales	32.4	35.7	31.1	33.2
Replacement part sales and product royalties	12.1	13.3	13.6	14.5
Software sales and maintenance revenue	2.8	3.1	2.5	2.7

Total sales and revenues	$90.7	100.0%	$93.6	100.0%

Total sales and revenues for the first six months of fiscal 2009 declined $2.9 million, or 3.1%, from the first six months of fiscal 2008. Within the retail auto service business, royalty revenues and license fees decreased $2.0 million, or 6.9%, from fiscal 2008. This decrease primarily reflects weakness in Midas retail sales as total North American comparable shop sales declined 3.4%, a reduction in the number of Midas shops in operation, a stronger U.S. dollar reducing the value of Canadian and European royalties and lower franchise fees. While royalty revenue in the Midas system was down in the first six months of fiscal 2009, U.S. car count rose by 9% and U.S. oil change revenues increased by 24% on a comparable shop basis.

Revenues from real estate leases declined $1.0 million to $16.4 million driven by a net reduction in the number of shops paying rent to Midas due to shop closures, lower revenue from sales-based rental agreements and a weaker Canadian dollar.

Sales from company-operated shops were $32.4 million in the first six months of fiscal 2009 compared to $31.1 million in the first six months of fiscal 2008. The increased revenues reflect an increase in the company-operated shop count due to shop acquisitions in the past 12 months, partially offset by a comparable shop sales decrease of 0.8% during the first six months of fiscal 2009.

Replacement part sales and product royalties decreased 11.0% from $13.6 million to $12.1 million in the first six months of fiscal 2009. The Company recorded lower sales of tires to Midas franchisees despite the fact that tire revenues grew nearly 5.3% at retail. U.S. Franchisees are purchasing more tires from sources outside of the Bridgestone-Firestone network in order to diversify their tire offering. Software sales and maintenance revenue increased $0.3 million to $2.8 million reflecting continued growth in the Company’s RO Writer point-of-sale software business, especially with customers outside of the Midas system.

Total operating costs and expenses declined $0.7 million, or 0.8%, in the first six months of fiscal 2009 to $83.1 million. Occupancy expenses for franchised shops declined $0.2 million, or 1.7%, reflecting a reduction in Canadian rent expense due to the much weaker Canadian dollar and a small decrease in shops under lease, partially offset by scheduled increases in rent expense for shops leased by the Company. Company-operated shop costs and expenses rose to $33.4 million from $31.1 million in the first six months of fiscal 2009. The increase in operating expenses was driven by higher sales, as well as additional shops and incremental overhead required to support the higher shop count compared to the same period one year ago. Payroll and employee benefit costs increased to 42.3% of company-operated shop sales in the first six months of fiscal 2009 compared to 41.2% in the same period of the prior year. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales were 33.3% for the first six months of fiscal 2009 compared to 33.1% for the prior year. Company-operated shop cost of sales increased from 25.7% of company-operated shop sales in the first six months of fiscal 2008 to 27.5% in the first six months of fiscal 2009, primarily as a result of an increase in the proportion of sales of oil and tires and higher discounts that helped to drive customer traffic.

Replacement part cost of sales decreased to 87.6% of replacement part sales and product royalties, from 90.4% in the first six months of fiscal 2008. The decreased cost of replacement part sales relative to revenue was due to a more favorable mix on the products sold to franchisees. Warranty expense in the first six months of fiscal 2009 was $0.4 million, which was an increase of $0.1 million from the prior year. In the U.S., the Company recorded no warranty expense in the first six months of fiscal 2008 because under the new U.S program, adopted January 1, 2008, the Company’s U.S. supply chain partners are responsible for the warranty of parts during the first 12 months.

Selling, general and administrative expenses in the first six months of fiscal 2009 declined $0.3 million, or 1.1%, from the first six months of fiscal 2008 to $27.1 million. The decrease was achieved despite incremental operating expenses related to the vesting of certain restricted stock, higher costs for workers’ compensation, increased pension expense, as well as ongoing legal costs for two class action lawsuits.

During the first six months of fiscal 2009, MDS recorded business transformation charges of $0.2 million. Approximately $0.1 million is related to the changeover of the Canadian warranty program and $0.1 million is part of the Company’s partial funding of the rollout of a new shop image for Canadian Midas franchisees. During the first six months of fiscal 2008, the Company recorded business transformation charges of $0.6 million in connection with the Company’s partial funding of the rollout of a new shop image for Midas franchisees.

During the first six months of fiscal 2009, the Company recorded a loss on sale of $0.1 million in connection with the sale of certain company-operated shop assets. During the first six months of fiscal 2008, the Company recorded a loss on sale of $0.6 million in connection with the sale of certain company-operated shop assets.

As a result of the above changes, operating income decreased $2.2 million to $7.6 million in the first six months of fiscal 2009 from $9.8 million in first six months of fiscal 2008 and operating income margin decreased to 8.4% of sales from 10.5% of sales.

Interest expense was $4.1 million in the first six months of fiscal 2009 compared to $4.5 million in the first six months of fiscal 2008. Interest expense declined in the current year due to lower average bank debt compared to the prior year and a reduction in the Company’s average borrowing rate.

Other income was $0.3 million in the first six months of fiscal 2009 compared to $0.4 million in the first six months of fiscal 2008. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 63.0% in the first six months of fiscal 2009 compared to 40.0% in the first six months of fiscal 2008 and the 2009 statutory tax rate of 39.2%. The fiscal 2009 variance from the statutory rate was due to the revaluation of the remaining U.S. deferred tax asset associated with restricted stock that vested in May 2009 at a stock price that was lower than the stock price on the day these awards were initially granted, as well as a write-down of the Canadian deferred tax asset due to a reduction in corporate income tax rates for both Ontario and British Columbia enacted during the first six months of fiscal 2009.

As a result of the above items, net income decreased $2.0 million from net income of $3.4 million in the first six months of fiscal 2008 to net income of $1.4 million in the first six months of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2009 and 2008, respectively (in millions):

	2009	2008
Cash provided by operating activities before cash outlays for business transformation costs and net changes in assets and liabilities	$10.3	$14.5
Cash outlays for business transformation costs	(0.1)	(0.7)
Net changes in assets and liabilities, exclusive of the effects of business transformation charges, acquisitions and dispositions	(3.6)	(1.6)

Net cash provided by operating activities	6.6	12.2
Net cash used in investing activities	(2.5)	(24.8)
Net cash provided by (used in) financing activities	(4.3)	14.1

Net change in cash and cash equivalents	$(0.2)	$1.5

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit, allowing MDS to minimize interest expense and to maintain a low cash balance. The Company’s cash and cash equivalents decreased $0.2 million in the first six months of fiscal 2009.

The Company’s operating activities provided net cash of $6.6 million during the first six months of fiscal 2009 compared to $12.2 million of cash provided by operations in the first six months of fiscal 2008. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash provided by operating activities decreased from $14.5 million in the first six months of fiscal 2008 to $10.3 million in the first six months of fiscal 2009, due to the decrease in net income, lower utilization of deferred tax assets, reduced business transformation charges, a decrease in the loss on sale of assets and lower depreciation and amortization. Cash outlays for business transformation costs declined from $0.7 million in the first six months of fiscal 2008 to $0.1 million in the first six months of fiscal 2009. Cash outlays for business transformation costs in the first six months of fiscal 2009 and the first six months of fiscal 2008 were primarily related to the Company’s update of its retail shop image.

Changes in assets and liabilities changed from a $1.6 million use of cash in the first six months of fiscal 2008 to a $3.6 million use of cash in the first six months of fiscal 2009. The $3.6 million use of cash in the first six months of fiscal 2009 was driven by a decline in accrued advertising due to the timing of payments. The $1.6 million use of cash in 2008 was primarily due to a decline in accrued expenses due to the timing of payments.

Investing activities used $2.5 million of cash in the first six months of fiscal 2009 compared to $24.8 million of cash used in first six months of fiscal 2008. Fiscal 2009 investing activities consisted of $2.4 million in capital expenditures and $0.1 million paid in conjunction with the acquisition of a shop and other assets from a Midas franchisee. The $2.4 million in capital expenditures included $1.4 million in Co-Branding spending on Midas company-operated shops, $0.3 million for systems development projects, $0.5 million for company-operated shop equipment additions and $0.2 million of other capital expenditures. Fiscal 2008 investing activities consisted of $21.8 million paid in conjunction with the acquisition of SpeeDee in April 2008 and the acquisition of 11 company-operated shops, $3.4 million in capital expenditures and $0.4 million in cash generated as the result of the sale of eight company-operated shops. The $3.4 million in capital expenditures included $0.6 million in office renovation costs, $1.3 million for real estate purchases, $0.4 million for systems development projects and $1.1 million for company-operated shop equipment additions and other capital expenditures.

Net cash used in financing activities was $4.3 million in the first six months of fiscal 2009, compared to net cash provided of $14.1 million in first six months of fiscal 2008. During fiscal 2009, MDS decreased total debt by $2.4 million, decreased outstanding checks by $1.2 million and paid $0.7 million to repurchase shares of the Company’s common stock from employees to satisfy tax obligations upon vesting of restricted stock awards. During fiscal 2008, the Company increased total debt by $15.0 million due primarily to the purchase of the SpeeDee franchise business in April 2008, decreased outstanding checks by $0.9 million, paid $0.2 million to repurchase shares of the Company’s common stock and received $0.2 million in cash from the exercise of outstanding stock options.

On October 27, 2005, MDS entered into a five-year, unsecured $110 million revolving credit facility. On February 4, 2008, the Company amended the loan by increasing the revolving credit facility to $130 million. The amended facility is further expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 1.75% at July 4, 2009. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. As of July 4, 2009, the Company was in compliance with all debt covenants.

As of July 4, 2009, a total of $81.9 million was outstanding under the revolving credit facility. As of January 3, 2009, a total of $83.6 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $81.9 million in senior bank debt is at fixed rates.

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

The Company has entered into a purchase agreement, which could result in the purchase of up to four shops from a Midas franchisee if the purchase agreements are not assigned to third party buyers prior the expiration of the option periods. The purchase agreement requires MDS to purchase four shops for approximately $1.1 million no later than December 16, 2009. Additionally, the purchase agreement requires MDS, or an assigned third party, to purchase the land and building for one of the four locations by December 16, 2009, for approximately $0.7 million, though MDS has the option to lease this property for six months prior to purchase.

Recent market conditions have negatively affected the value of assets held by the Company’s pension plans as of July 4, 2009 and could impact the value of these assets in the future. The most recently reported pension values, as of January 3, 2009, reflected plan assets at fair market value of $44.8 million and an actuarial present value of projected benefit obligations of $63.8 million.

The Company’s policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions as required. As of January 3, 2009, the Company had met all regulatory minimum funding requirements. In fiscal year 2008, MDS made no contributions to the Company’s pension plans as per the regulatory minimum funding requirements. As a result of the significant reduction in the fair value of the U.S. plan assets, MDS will be required to make a contribution to the U.S. plan in fiscal year 2009. Under the U.S. Pension Protection Act of 2006 (PPA) MDS would have been expected to contribute approximately $2.9 million to the U.S. pension plan during 2009. New legislation, the Worker, Retiree, Employer Recovery Act of 2008 (WRERA), was passed in late December 2008 and provides temporary loosening of pension funding requirements. The 2009 funding requirements under WRERA are less than the funding requirements under PPA. Under WRERA, the Company expects to contribute approximately $2.0 million to the U.S. Plan during 2009.

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

As of January 1, 2008, the Company changed how the Midas warranty obligations are funded in the United States. From June 2003 through December 2007, product royalties received from the Company’s preferred supply chain vendors were recorded as revenue and substantially offset the cost of warranty claims. Beginning in fiscal 2008, the Midas warranty program in the United States is funded directly by Midas franchisees. The franchisees are charged a fee for each warranted product sold to customers. The fee is charged when the warranty is registered with the Company. The fee billed to franchisees is deferred and is recognized as revenue when the actual warranty is redeemed and included in warranty expense. This fee is intended to cover the Company’s cost of the new warranty program, thus revenues under this program will match expenses and the new warranty program will have no impact on the results of operations. In connection with this change, beginning in 2008 Midas system franchisees in the United States started receiving rebates on their purchases from the Company’s preferred supply chain vendors and MDS no longer receives product royalties on Midas franchisee purchases in the United States. Because the Company’s U.S. supply chain partners are responsible for the warranty of parts during the first 12 months, MDS did not begin to record revenues or expenses under the new program until fiscal 2009. As of July 4, 2009, deferred warranty obligations under this new program were $4.2 million.

As of July 1, 2009, the Company changed how the Midas warranty obligations are funded in Canada to match the U.S. program. As a result, beginning in July 2009 Midas system franchisees in Canada started receiving rebates on their purchases from the Company’s preferred supply chain vendors and MDS no longer receives product royalties on Midas franchisee purchases in Canada. Because the Company’s Canadian supply chain partners are responsible for the warranty of parts during the first 12 months, MDS will not begin to record revenues or expenses under the new Canadian program until the third quarter of fiscal 2010.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at July 4, 2009. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of July 4, 2009, the Company had recorded a valuation allowance of $0.6 million against certain state income tax net operating loss carry forwards because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. However, due to the inherent uncertainty involved in determining the realizability of the company’s deferred tax assets, the future realizability could differ from management estimates at July 4, 2009.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP was effective for MDS on January 4, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. Specifically, the adoption of FSP EITF 03-6-1 required MDS to include incremental shares in the first quarter of both fiscal 2009 and 2008 Basic Earnings Per Share calculation of 375,000 and 240,000 shares, respectively. These incremental shares did not impact the Basic Earnings Per Share in the second quarter of either fiscal 2009 or 2008 but did cause a $0.01 decrease in Basic Earnings Per Share for the six months ended fiscal June in both fiscal 2009 and 2008.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1/APB 28-1”). FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of FSP FAS 107-1/APB 28-1 had no impact on the Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this standard.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the third fiscal quarter ending October 3, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 2, 2010. Management is currently evaluating the potential impact of SFAS 167 on the Financial Statements.

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

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $81.9 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of July 4, 2009, the fair value of these instruments was a pre-tax loss of approximately $2.4 million.

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

On June 12, 2009, the Company received a Notice of Arbitration from MESA S.p.A. (“MESA”) and Norauto Groupe SA (“Norauto”). MESA is an Italian company which operates the Midas system in Europe under a License Agreement and an Agreement of Strategic Alliance (the “1998 Agreements”) with the Company. Norauto is a French company that acquired MESA from the Fiat Group in October 2004.

Background

Until 1998, the Company directly owned and managed its network of franchised and company-operated Midas shops throughout the world. In 1998, the Company reached an agreement with Magneti Marelli, S.p.A. (“Marelli”), a member of the Fiat Group, to form a strategic alliance to accelerate the development of the Midas system in Europe and South America. Midas management concluded that Marelli had the financial and human resources to accelerate the development of the Midas business in Europe and South America at a much faster pace than the Company. Accordingly, the Company sold its interests in Europe and South America (“Midas Europe”) to Marelli for $100 million in October 1998, and entered into a licensing agreement for the Midas trademarks as part of the transaction.

In October 2004, Norauto acquired Magneti Marelli Services S.p.A. (“Marelli Services”) from the Fiat Group. Marelli Services was a newly-formed subsidiary of Fiat that was created to own the Midas Europe business that was purchased from the Company in 1998. Upon acquisition by Norauto in October 2004, Marelli Services was renamed MESA S.p.A. by Norauto.

The license agreement with Marelli (and now with MESA) provided for fixed U.S. dollar denominated royalty payments of approximately $9 million per year through 2007. Effective January 1, 2008, the royalty converted to 1% of Midas Europe’s system-wide retail sales. As a result, the royalty paid to the Company by MESA decreased from approximately $8.9 million in 2007 to approximately $4.4 million in 2008.

Arbitration

Under the terms of the 1998 Agreements, all disputes are to be settled by binding arbitration in Geneva, Switzerland under the UNCITRAL Arbitration Rules by a panel of three arbitrators. In demanding arbitration, MESA and Norauto claim that the Company has breached, and continues to breach, its obligations to cooperate and execute the agreement in good faith by failing to develop and update the performance of the Midas System in Europe and South America. As a result, MESA is asking the arbitrators to require the Company to pay for damages and losses incurred by MESA and Norauto, including a portion of royalties previously paid to the Company, and the alleged decrease in the value of the MESA business and lost profits because of MESA’s inability to successfully open Midas shops in new countries, in an estimated amount of Euro 74 million.

MESA and Norauto are also asking the arbitrator to require the Company to renegotiate the terms of the 1998 Agreements currently in effect or to cancel these agreements due to the alleged breach by the Company and require the Company to indemnify MESA and Norauto for any losses resulting from the termination of these agreements. The Company believes that the claims by MESA and Norauto are without merit and intends to vigorously pursue a defense against these claims.

Item 1A.	Risk Factors.

Virtually all of our revenues outside of North America are derived from the license fees of one licensee. The loss or reduction of these fees due to an adverse change in our relationship with this licensee or in this licensee’s business would have a material adverse effect on our net income.

Virtually all of our revenues outside of North America are derived from our master licensee in Europe and South America with MESA S.p.A. (“MESA”). MESA is an Italian company which operates the Midas system in Europe under a License Agreement and an Agreement of Strategic Alliance (the “1998 Agreements”) with the Company. Norauto, a French company, acquired MESA from the Fiat Group in October 2004.

On June 12, 2009, the Company received a Notice of Arbitration from MESA and Norauto. Under the terms of the 1998 Agreements, all disputes are to be settled by binding arbitration in Geneva, Switzerland under the UNCITRAL Arbitration Rules by a panel of three arbitrators. In demanding arbitration, MESA and Norauto claim that the Company has breached, and continues to breach, its obligations to cooperate and execute the agreement in good faith by failing to develop and update the performance of the Midas System in Europe and South America. As a result, MESA is asking the arbitrators to require the Company to pay for damages and losses incurred by MESA and Norauto, including a portion of royalties previously paid to the Company, and the alleged decrease in the value of the MESA business and lost profits because of MESA’s inability to successfully open Midas shops in new countries, in an estimated amount of Euro 74 million.

MESA and Norauto are also asking the arbitrator to require the Company to renegotiate the terms of the 1998 Agreements currently in effect or to cancel these agreements due to the alleged breach by the Company and require the Company to indemnify MESA and Norauto for any losses resulting from the termination of these agreements. The Company believes that the claims by MESA and Norauto are without merit and intends to vigorously pursue a defense against these claims.

The loss of the Norauto licensing fees due to an adverse change in our relationship with Norauto or in Norauto’s business would have a material adverse effect on our net income. In fiscal 2008, MDS realized $4.4 million in international license fee revenue under this agreement. This amount represented 2.4% of consolidated revenue and 20.7% of operating income. This license fee is paid in Euros and varies based upon a percentage of retail sales.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

April 2009: (April 5, 2009 through May 2, 2009)	—	—	—	$34,347,399

May 2009: (May 3, 2009 through May 30, 2009)	63,484	$10.74	—	$34,347,399

June 2009: (May 31, 2009 through July 4, 2009)	251	$10.66	—	$34,347,399

Total	63,735	$10.73	—

(1)	All the shares repurchased during the second quarter of fiscal 2009 reflect shares surrendered to cover withholding taxes upon the vesting of restricted stock.
(2)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in MDS stock. On May 9, 2006, the MDS Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of July 4, 2009, a total of approximately 3,248,100 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.21.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Shareholders was held on May 12, 2009.

(b)	Not Applicable

(c)	At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of directors to serve until the 2012 Annual Meeting of Shareholders and (2) the approval of independent auditors. The voting results were as follows:

(1)	Each nominee for director was elected by a vote of the shareholders as follows:

Director	For	Withheld
Jarobin Gilbert, Jr.	11,061,006	1,849,639
Diane L. Routson	12,564,715	345,930

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2010	Term Expiring in 2011
Archie R. Dykes	Thomas L. Bindley
Alan D. Feldman	Robert R. Schoeberl

(2)	The proposal to ratify the appointment of KPMG LLP as the independent auditors of Midas, Inc. for the fiscal year ending January 2, 2010 was approved by shareholders as follows:

For	Against	Abstain
12,501,154	143,964	265,529

(d)	Not Applicable

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2009	/s/ Alan D. Feldman
Alan D. Feldman
Chairman, President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Executive Vice President and Chief Financial Officer

/s/ James M. Haeger, Jr.
James M. Haeger, Jr.
Vice President and Controller