Form 10-Q
period 2009-10-03
MIDAS INC
filed 2009-11-12
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of November 2, 2009 was 14,246,552.

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2009	2008	2009	2008
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)

Sales and revenues:
Franchise royalties and license fees	$14.0	$14.7	$41.0	$43.7
Real estate revenues from franchised shops	8.2	8.8	24.6	26.2
Company-operated shop retail sales	17.0	15.2	49.4	46.3
Replacement part sales and product royalties	5.9	7.1	18.0	20.7
Software sales and maintenance revenue	1.3	1.3	4.1	3.8

Total sales and revenues	46.4	47.1	137.1	140.7

Operating costs and expenses:
Franchised shops – occupancy expenses	5.8	5.6	17.1	17.1
Company-operated shop parts cost of sales	4.8	4.0	13.7	12.0
Company-operated shop payroll and employee benefits	7.4	6.5	21.1	19.3
Company-operated shop occupancy and other operating expenses	5.8	5.3	16.6	15.6
Replacement part cost of sales	5.2	6.3	15.8	18.6
Warranty expense	0.1	0.2	0.5	0.5
Selling, general, and administrative expenses	12.5	12.9	39.6	40.3
Loss on sale of assets, net	0.1	0.1	0.2	0.7
Business transformation charges	0.1	0.9	0.3	1.5

Total operating costs and expenses	41.8	41.8	124.9	125.6
Operating income	4.6	5.3	12.2	15.1
Interest expense	(2.0)	(2.2)	(6.1)	(6.7)
Other income (expense), net	0.1	(0.1)	0.4	0.3

Income before income taxes	2.7	3.0	6.5	8.7
Income tax expense	1.3	1.3	3.7	3.6

Net income	$1.4	$1.7	$2.8	$5.1

Earnings per share:
Basic	$0.10	$0.12	$0.21	$0.38

Diluted	$0.10	$0.12	$0.21	$0.37

Average number of shares:
Common shares outstanding	13.7	13.5	13.7	13.5
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	13.8	13.6	13.8	13.6
Equivalent shares on outstanding stock awards	—	0.3	—	0.3

Shares applicable to diluted earnings	13.8	13.9	13.8	13.9

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	Fiscal September 2009	Fiscal December 2008
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1.6	$1.1
Receivables, net	28.7	30.4
Inventories	4.9	4.3
Deferred income taxes	10.1	10.7
Prepaid assets	5.8	4.7
Other current assets	3.9	4.6

Total current assets	55.0	55.8
Property and equipment, net	88.5	92.6
Goodwill and other intangible assets, net	35.2	35.5
Deferred income taxes	44.7	46.9
Other assets	5.3	4.6

Total assets	$228.7	$235.4

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.5	$1.5
Current portion of accrued warranty	2.5	2.4
Accounts payable	18.8	21.0
Accrued expenses	20.5	23.3

Total current liabilities	43.3	48.2
Long-term debt	77.4	83.6
Obligations under capital leases	1.6	1.8
Finance lease obligation	30.8	31.7
Pension liability	20.7	21.2
Accrued warranty	12.0	14.1
Deferred warranty obligation	4.9	3.0
Other liabilities	6.4	6.5

Total liabilities	197.1	210.1

Temporary equity:
Non-vested restricted stock subject to redemption	3.2	5.7

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	6.1	6.8
Treasury stock, at cost (3.5 million shares and 3.7 million shares)	(71.5)	(76.8)
Retained income	111.2	108.4
Accumulated other comprehensive loss	(17.4)	(18.8)

Total shareholders’ equity	28.4	19.6

Total liabilities and shareholders’ equity	$228.7	$235.4

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the nine months ended fiscal September
	2009	2008
Cash flows from operating activities:
Net income	$2.8	$5.1
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	7.1	7.7
Stock-based compensation	2.9	2.9
Amortization of financing fees	0.2	0.2
Business transformation charges	0.3	1.5
Deferred income taxes	2.8	3.8
Loss on sale of assets	0.2	0.7
Cash outlays for business transformation costs	(0.2)	(1.4)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	(3.5)	0.6

Net cash provided by operating activities	12.6	21.1

Cash flows from investing activities:
Capital investments	(3.4)	(4.8)
Cash paid for acquired businesses	(0.1)	(21.8)
Proceeds from sales of assets	0.1	0.8

Net cash used in investing activities	(3.4)	(25.8)

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	(6.2)	10.6
Decrease in outstanding checks	(0.7)	(3.0)
Payment of principal obligations under capital leases	(0.3)	(0.5)
Payment of principal obligations under finance lease	(0.8)	(0.8)
Cash received for common stock	—	0.2
Cash paid for treasury shares	(0.7)	(0.4)

Net cash provided by (used in) financing activities	(8.7)	6.1

Net change in cash and cash equivalents	0.5	1.4
Cash and cash equivalents at beginning of period	1.1	1.3

Cash and cash equivalents at end of period	$1.6	$2.7

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained Income	Comprehensive Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount
Fiscal year end 2008	17.7	$6.8	(3.7)	$(76.8)	$108.4		$(18.8)

Stock option expense	—	0.9	—	—	—		—

Restricted stock awards	—	(6.0)	0.3	6.0	—		—

Restricted stock vesting	—	4.4	—	—	—		—

Purchase of treasury shares	—	—	(0.1)	(0.7)	—		—

Net income	—	—	—	—	2.8	$2.8	—

Other comprehensive income
— foreign currency translation	—	—	—	—	—	0.9	0.9
— unrecognized pension costs , net of tax	—	—	—	—	—	0.3	0.3
— gain on derivative financial instruments, net of tax	—	—	—	—	—	0.2	0.2

Comprehensive income	—	—	—	—	—	$4.2	—

Fiscal third quarter end 2009	17.7	$6.1	(3.5)	$(71.5)	$111.2		$(17.4)

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

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 3, 2009. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended October 3, 2009 (“third quarter fiscal 2009”) and September 27, 2008 (“third quarter fiscal 2008”) and of its financial position as of October 3, 2009. All such adjustments are of a normal recurring nature. The results of operations for the third quarter of fiscal 2009 and 2008 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for MDS and its wholly-owned subsidiaries. The unaudited condensed financial statements for the quarters ended October 3, 2009 and September 27, 2008 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

In connection with the preparation of its fiscal 2008 year-end financial statements, the Company discovered an error in its pension projected benefit obligation. The actuarially determined projected benefit obligation was not properly considering certain plan amendments that changed the participant benefit formulas in 1988 and 1991. As a result, the Company’s projected benefit obligation was understated by $3.8 million at fiscal year end 2008. This error had accumulated over the time since the benefit formula changes took place. The Company corrected this error by recording the cumulative impact as an adjustment to opening equity as of the beginning of fiscal 2006, and recording additional pension expense in fiscal 2006, 2007 and 2008. The previously reported Statements of Operations, Statements of Cash Flows and Pension Plans footnote for the quarter ended September 27, 2008 have been adjusted to reflect $0.1 million in additional pension expense and $0.1 million in additional income tax benefit, and the nine months ended September 27, 2008 have been adjusted to reflect $0.2 million in additional pension expense and $0.1 million of additional income tax benefit.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2009	2008	2009	2008
Weighted-average common shares outstanding	13.7	13.5	13.7	13.5
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	13.8	13.6	13.8	13.6
Effect of dilutive stock awards	—	0.3	—	0.3

Shares applicable to diluted earnings	13.8	13.9	13.8	13.9

Potential common share equivalents:
Stock options	1.8	1.4	1.8	1.4

Management evaluated all activity of MDS through November 12, 2009 (the issue date of the Financial Statements) and concluded that no subsequent material or as disclosed events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

Franchise royalties are recognized in the periods that correspond to the periods in which retail sales and revenues are recognized by franchisees. Franchise renewal fees are recognized when the new franchise agreement is signed by the franchisee, the renewal period commences and all contractual obligations have been met. Product royalties are recognized as earned based on the volume of

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

New Accounting Pronouncements

On October 3, 2009, MDS adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of Generally Accepted Accounting Principles (“GAAP”). These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates (“ASUs”) will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

On January 4, 2009, MDS adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes requires all prior-period earnings per share data that is presented to be adjusted retrospectively. Specifically, MDS included 361,000 incremental shares in the third quarter and nine-month weighted-average common shares outstanding calculations for fiscal 2009, with a corresponding decrease in the effect of dilutive stock awards. MDS also was required to include 240,000 incremental shares in the third quarter and nine-month weighted-average common shares outstanding calculations for 2008. These incremental shares caused a $0.01 decrease in Basic Earnings Per Share in the third quarter of both fiscal 2009 and 2008 and in Basic Earnings Per Share for the first nine months of fiscal 2009. There was no change in Basic Earnings Per Share for the first nine months of fiscal 2008.

On July 4, 2009, MDS adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this new guidance.

On July 4, 2009, MDS adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the Financial Statements.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments for interest and taxes as follows (in millions):

	For the nine months ended fiscal September
	2009	2008
Interest paid	$6.0	$6.1
Income taxes paid	0.5	0.5

The acquisition of certain company-operated shops resulted in non-cash reductions of accounts receivable of approximately $0.9 million during the first nine months of fiscal 2008. During fiscal 2009, the acquisition of certain company-operated shops did not require non-cash reductions of accounts receivable.

3. Inventories

Inventories were composed of finished goods in both the quarter ended October 3, 2009 and the year ended January 3, 2009.

4. Business Transformation Activities

In connection with the Company’s ongoing retail transformation, MDS developed a major update to its retail shop image. The new image program incorporates changes to internal shop appearance and merchandising, as well as a significant redesign of the Midas shop façade. MDS management believes the new image will better showcase the Company’s expansion into new services, enhance efforts to educate customers and significantly increase the visibility and curb appeal of the typical Midas shop. In order to encourage Midas franchisees to adopt this new image, the Company offered an incentive program whereby MDS provides a subsidy of up to $2,600 per shop for franchisees who agreed to adopt the program prior to certain target dates. Currently, over 1,350 locations have converted to the new image. The incentive program ended for U.S. shops in fiscal 2008 and will conclude for Canadian shops in fiscal 2009.

Prior to fiscal 2009, the Company had recorded charges of $5.4 million related to this program. MDS management expects that this program will result in additional business transformation costs during fiscal 2009, including $0.2 million recorded in the first nine months of fiscal 2009.

In addition, the Company recorded business transformation charges of $0.1 million during the first nine months of fiscal 2009 in conjunction with the changeover of the Canadian warranty program as described in Note 8 below.

5. Debt Agreements

On October 27, 2005, MDS entered into a five-year, unsecured $110 million revolving credit facility. On February 4, 2008, the Company amended the loan by increasing the revolving credit facility to $130 million. The amended facility is further expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 1.75% at October 3, 2009. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. As of October 3, 2009, the Company was in compliance with all debt covenants.

As of October 3, 2009, a total of $77.4 million was outstanding under the revolving credit facility. As of January 3, 2009, a total of $83.6 million was outstanding under the revolving credit facility.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement, which is set to expire October 2010. This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $77.4 million in senior bank debt is at fixed rates.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive loss as a loss on derivative financial instruments. As of October 3, 2009, the fair value of these instruments was a pre-tax loss of approximately $2.2 million.

The fair value of the Company’s revolving credit facility is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms and comparable credit risk.

Expected Maturity Date	2009	2010	2011	Thereafter	Total	Fair Value
Long-term debt (in millions):
Revolving credit facility (variable rate)	$—	$77.4	$—	$—	$77.4	$76.1
Average interest rate		2.4%			2.4%

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

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2009	2008	2009	2008
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost on projected benefit obligation	0.9	0.9	2.7	2.6
Expected return on assets	(1.1)	(1.2)	(3.2)	(3.4)
Net amortization and deferral	0.2	0.1	0.6	0.3

Total net periodic pension cost	$0.2	$—	$0.6	$—

The Company made cash contributions of approximately $0.6 million to the pension plans during the first nine months of fiscal 2009 in order to achieve minimum statutory funding requirements.

7. Stock-Based Compensation and Other Equity Instruments

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest annually over a period of four to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of October 3, 2009:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2008	1,677,553	$6.77– $34.66	$14.08
Granted	298,000	9.87– 9.87	9.87
Forfeited	(48,500)	14.88– 34.66	26.41

Outstanding at October 3, 2009	1,927,053	6.77– 23.99	13.12	5.7	$1.0
Exercisable at October 3, 2009	1,248,753	6.77– 23.99	12.17	4.1	1.0

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company granted 298,000 and 230,000 options in the first nine months of fiscal 2009 and 2008, respectively. Additional information pertaining to option activity during the first nine months of fiscal 2009 and 2008 was as follows (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
Weighted average grant-date fair value of:	2009	2008	2009	2008
Stock options granted	$—	$—	$1.3	$1.3
Stock options exercised	—	—	—	0.1
Stock options vested	—	—	1.1	2.2
Stock options forfeited	(0.7)	(1.1)	(0.7)	(1.1)

The weighted average estimated fair value of the options granted in the nine months ended fiscal September 2009 and 2008 was $4.52 and $5.82 respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2009	2008
Risk-free interest rate	2.45%	3.06%
Dividend yield	0.0%	0.0%
Expected volatility	43.48%	32.50%
Expected life in years	6.25	6.25

Volatility is derived based on historical trends. Expected life is calculated utilizing the simplified method as prescribed by Accounting Standards Codification (ASC) 718 Compensation - Stock Compensation.

As of October 3, 2009, there was $3.0 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock

From time to time the Company grants shares of restricted stock to certain employees, officers and directors. Certain restricted stock vests at the five or seven year anniversary, with provisions for accelerated vesting upon the occurrence of certain pre-determined events (“cliff-vesting shares”), while other restricted stock vests equally over periods of three to five years or only upon the occurrence of certain pre-determined events (the latter being referred to as “performance shares”). The fair value of all but the performance share grants is equal to the stock price on the date of the grant. The fair value of the performance share grants is based on their derived service period calculated using either a Monte Carlo simulation model or management’s expectations of achieving the objectives depending on the nature of the performance criteria. Activity for restricted shares for the first nine months of fiscal 2009, including the non-vested restricted shares outstanding and the weighted average grant-date fair value of those restricted shares, is shown in the table below:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Non-vested balance as of January 3, 2009	690,365	$14.66
Granted	288,900	9.03
Vested	(221,062)	(20.14)

Non-vested balance as of October 3, 2009	758,203	$10.57

As of October 3, 2009, there was $4.4 million of unamortized restricted stock compensation of which $7.6 million was included as a reduction to paid-in capital and $3.2 million was included in non-vested restricted stock subject to redemption. The $4.4 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 2.4 years.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Restricted stock grants include a “change in control” provision, which provides for cash redemption of non-vested restricted stock in certain circumstances. ASC 480 Distinguishing Liabilities From Equity requires securities with contingent cash settlement provisions that are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $3.2 million value of non-vested restricted stock as temporary equity on the consolidated balance sheet as of October 3, 2009. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of October 3, 2009, a total of 41,273 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

The Company did not record an excess tax benefit in the first nine months of fiscal 2009 or fiscal 2008 related to stock-based compensation plans or equity instruments. The Company was in a net operating loss carry-forward position for the first nine months of fiscal 2009 and 2008. As a result, the excess tax benefit is not recognized until the deduction reduces the Company’s income taxes payable, which occurs once the net operating loss has been fully utilized. Therefore, there was no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows.

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

Year-to-date warranty activity through the first nine months of fiscal 2009 is summarized as follows (in millions):

Accrued warranty at beginning of period	$16.5
Warranty expense	0.2
Changes in foreign currency exchange rate	0.4
Warranty credit issued to franchisees (warranty claims paid)	(2.6)

Accrued warranty at end of period	14.5
Less current portion	(2.5)

Accrued warranty – non-current	$12.0

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

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

As of October 3, 2009, deferred warranty obligations under the programs in the United States and Canada were $4.9 million. In the first nine months of fiscal 2009, the Company recognized $0.3 million of warranty revenue in replacement part sales and product royalties and $0.3 million of incremental warranty expense associated with this program.

9. Acquisitions and Divestitures

The Company has entered into a purchase agreement, which will result in the purchase of up to four shops from a Midas franchisee if the purchase agreements are not assigned to third party buyers prior the expiration of the option periods. The purchase agreement requires MDS to purchase four shops for approximately $1.1 million no later than December 16, 2009. Additionally, the purchase agreement requires MDS, or an assigned third party, to purchase the land and building for one of the four locations by December 16, 2009, for approximately $0.7 million, though MDS has the option to lease this property for six months prior to purchase.

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

The fair values of the Company’s interest rate swaps are estimated using Level 2 inputs, which are based on model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The Company also considers counterparty credit-risk and bilateral or “own” credit risk adjustments in estimating fair value, in accordance with the requirements of ASC 820 Fair Value Measurement and Disclosures.

The fair value of derivative instruments is summarized as follows (in millions):

	As of October 3, 2009		As of January 3, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate contracts	Other liabilities	$2.2	Other liabilities	$2.6

Total		$2.2		$2.6

Because the interest rate contracts have been designated as cash flow hedges and have been evaluated to be highly effective, there is no impact on the Statement of Operations. The after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive loss as a loss on derivative financial instruments.

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

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

MESA and Norauto are also asking the arbitrator to require the Company to renegotiate the terms of the 1998 Agreements currently in effect or to cancel these agreements due to the alleged breach by the Company and require the Company to indemnify MESA and Norauto for any losses resulting from the termination of these agreements. The Company believes that the claims by MESA and Norauto are without merit and intends to vigorously pursue a defense against these claims. The Company believes that the possibility of an adverse verdict is remote.

12. Income Taxes

The Company’s effective tax rate was 56.6% in the first nine months of fiscal 2009 compared to 42.1% in the first nine months of fiscal 2008 and the 2009 statutory tax rate of 39.2%. The fiscal 2009 variance from the statutory rate was primarily due to the revaluation of the remaining U.S. deferred tax asset associated with restricted stock that vested in May 2009 at a stock price that was lower than the stock price on the day these awards were initially granted, as well as a write-down of the Canadian deferred tax asset due to a reduction in corporate income tax rates for both Ontario and British Columbia enacted during the first nine months of fiscal 2009.

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

Brakes: The Midas system has long been a leader in the brake category throughout North America. The Company’s strength in brake services dates back nearly 30 years and is backed by the well-known Midas lifetime guarantee. Brakes are the largest and most profitable service category for the Midas system. Brake sales at retail have declined over the past several years, producing a significant drag on overall system sales performance. The Company’s efforts to drive retail brake sales starts with ensuring brake product quality across the Midas system. During 2008, the Company introduced new mandatory minimum performance standards for Midas brake friction to be used by franchisees. In connection with the improved product quality standards, the Company launched its SecureStop branded brake service, which helps Midas differentiate the service provided by Midas shops amongst numerous competitors who rely almost exclusively on price. In 2009, the Company changed its promotional brake strategy from national single-price-point television advertising to a more locally-focused advertising approach. Brake service is very competitive on a local level and management believes the move to local advertising provides Midas franchisees with greater flexibility in addressing local market conditions. Furthermore, it allows for a more consistent share of voice in brake promotions. Finally, the Company is in the process of redefining its selling and operating process for customers in need of brake services. The new process will focus on establishing greater operating uniformity throughout the Midas system, including phone handling, customer interaction, product stocking and the brake inspection process.

Tires: In the last five years, Midas successfully launched a major retail initiative to significantly expand Midas shop sales of tires and related tire services. In support of this objective, the Company formed an alliance with Bridgestone-Firestone to distribute tires directly to Midas system shops throughout North America. As a result, comparable shop sales of tires and related tire services in North America increased significantly in each of the past four years. Despite this multi-year success in driving tire sales, tires remain a relatively small component of the Midas system’s overall sales mix: less than 6% in the U.S. and 9% in Canada for 2008. Management believes that achieving a 20% sales mix in tires is both attainable and important to the future growth of the Midas system in North America.

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

In response to the Company’s efforts to build maintenance revenues and increase shop visit frequency, comparable shop sales of oil changes in North America have increased in the past two years. However, revenues from this category still represent only 8% of Midas system sales, and the typical Midas shop performs only about seven oil changes per day. While oil change revenue and car count have been growing over the past several years, management believes the Midas system has the capacity to significantly increase that number by leveraging the operating knowledge of the SpeeDee system and enhancing local marketing efforts. Growth in car count is important to driving sales growth in the Midas system.

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

During this time the Company has also diverted many new franchisees that may have opened new shops away from new shop development and instead have helped them buy existing Midas shops from existing Midas franchisees. Midas is an older franchise system and thus numerous long-term franchisees have struggled with the ongoing changes required to adapt to the current automotive aftermarket. The Company has been working diligently to identify those franchisees that are not capable or not willing to adapt to the new environment and has been assisting them in transitioning out of the Midas system. This has caused many new franchisees to purchase existing Midas shops rather than to develop new ones. This transformation has been underway for some time and Midas has averaged approximately 100 shop transitions per year in the past three fiscal years, with most shops transitioned to new franchisees.

The benefits of transitioning Midas shops to new franchisees can be seen in the performance of these shops. Sales at shops within the first year after transition have historically far outperformed the sales performance of the broader Midas system. In some cases, the improvement is dramatic with sales rising by more than 100%. In the next several years the Company hopes to accelerate the number of transitions each year and thereby increase the capacity of the Midas system as a whole to adapt and thrive in this new business environment.

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

The Company launched its first test of the Midas-SpeeDee Co-Brand concept with three shops during the third quarter of fiscal 2008. All three were existing SpeeDee locations in California that added the Midas brand to their shop. A fourth Co-Branded unit, also in California, opened on a de novo basis in October 2008. The initial results have been encouraging. The three SpeeDee shops that converted to Co-Brand units in California have generated significant comparable shop sales increases since launch, and the shops have far outperformed the SpeeDee-only units in the same region. In the most recent third fiscal quarter, these shops generated an 11% sales increase, which was on top of the 8% increase achieved in the same quarter one year ago when the new format was launched. On a year-to-date basis, these original Co-Brands units are up more than 14% compared to a 1% sales improvement in the SpeeDee shops in California and a nearly 6% decline in sales for Midas shops in California. The Company plans to Co-Brand several additional SpeeDee locations before the close of fiscal 2009.

During December of 2008, the Company began a test of the Co-Brand concept within existing Midas shops. Four Midas company-operated shops in suburban Chicago were remodeled to accommodate the operating requirements of the SpeeDee concept. In the second quarter of fiscal 2009, the four shops combined to deliver a comparable shop increase of approximately 8.5%

compared to a 1.3% decrease for Midas-only shops in the local market. In the third quarter of fiscal 2009, the Company remodeled and launched the Co-Brand concept in its company-operated shops in San Diego, CA. Together these shops generated comparable shop sales increases of over 5% and more than doubled their average car counts. The Company expects more robust growth in these Co-Brand test shops during remainder of fiscal 2009 as the shop operations become refined and local customers become more aware of the new format.

The ongoing testing of the Midas-SpeeDee Co-Brand concept encompasses numerous shop formats, and the Company expects that such testing will continue into 2010. The results of these tests will be critical in determining the issues involved with integrating the SpeeDee model into selected Midas locations across the U.S. and Canada. If successful, the new Co-Brand format could provide a platform for accelerating Company growth by providing Co-Brand opportunities to existing Midas and SpeeDee franchisees, as well as a superior format for de novo shop growth in the future.

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

The Company believes that the acquisition of existing automotive repair shops, as well as the conversion of independent repair facilities to the Midas, SpeeDee or Co-Brand formats, is the most efficient way to grow the MDS system. Furthermore, the Company believes that the current economic environment will result in an increase in acquisition and conversion opportunities, as competitors struggle to remain viable during this economic downturn. During the third quarter of fiscal 2009, the Company completed four conversions of non-Midas locations to Midas shops.

Third Quarter Fiscal 2009 Compared with Third Quarter Fiscal 2008

The following is a summary of the Company’s sales and revenues for the third quarter of fiscal 2009 and 2008: ($ in millions)

	2009	Percent to Total	2008	Percent to Total
Franchise royalties and license fees	$14.0	30.2%	$14.7	31.2%
Real estate revenues from franchised shops	8.2	17.7	8.8	18.7
Company-operated shop retail sales	17.0	36.6	15.2	32.3
Replacement part sales and product royalties	5.9	12.7	7.1	15.1
Software sales and maintenance revenue	1.3	2.8	1.3	2.7

Total sales and revenues	$46.4	100.0%	$47.1	100.0%

Total sales and revenues for the third quarter of fiscal 2009 declined $0.7 million, or 1.5%, from the third quarter of fiscal 2008. Within the retail auto service business, royalty revenues and license fees decreased $0.7 million, or 4.8%, from fiscal 2008. Approximately $0.1 million of this was due to lower Midas retail sales as total North American comparable shop sales declined 1.4%, approximately $0.5 million was due to a reduction in the number of Midas shops in operation and approximately $0.1 million was due to a stronger U.S. dollar reducing the value of Canadian and European royalties.

While royalty revenue in the Midas system was down in the third quarter of fiscal 2009, U.S. car count rose by 18% and U.S. oil change revenues increased by 30% on a comparable shop basis. The Company’s recent transition to a more locally focused, higher frequency advertising program is generating increased customer visits; however, this increased traffic has not yet translated into increased comparable shop sales. The Company believes the increased traffic is creating the foundation for future revenue growth as automobiles continue to age and satisfied oil change customers return to Midas for their general service and repair needs.

Revenues from real estate leases declined $0.6 million to $8.2 million driven by a net reduction in the number of shops paying rent to Midas due to shop closures, lower revenue from sales-based rental agreements and a weaker Canadian dollar.

Sales from company-operated shops were $17.0 million in the third quarter of fiscal 2009 compared to $15.2 million in the third quarter of fiscal 2008. The increased revenues reflect a comparable shop sales increase of 3.9% during the third quarter of fiscal 2009, as well as an increase in the company-operated shop count due to shop acquisitions in the past 12 months.

Replacement part sales and product royalties decreased 16.9% from $7.1 million to $5.9 million in the third quarter of fiscal 2009. The Company recorded lower sales of tires to U.S. Midas franchisees despite the fact that tire revenues grew 7.4% at retail. U.S. franchisees are purchasing more tires from local distributors approved by Bridgestone-Firestone in order to diversify their tire offerings. These local purchases are direct between the Midas franchisee and the local tire distributor and do not flow through the Company’s billing system and are therefore not included in sales and revenues. Software sales and maintenance revenue was $1.3 million in both third quarter fiscal 2009 and fiscal 2008.

Total operating costs and expenses were $41.8 in the third quarter of fiscal 2009 and fiscal 2008. Occupancy expenses for franchised shops increased $0.2 million, or 3.6%, due to scheduled increases in rent expense for shops leased by the Company, partially offset by a decrease in shops under lease. Company-operated shop costs and expenses rose to $18.0 million from $15.8 million in the third quarter of fiscal 2009. The increase in operating expenses was driven by higher sales, additional shops and incremental overhead required to support the higher shop count compared to the same period one year ago, as well as incremental one-time expenses for the launch and grand-opening of the Co-Brand concept in the Company’s shops in San Diego. Payroll and employee benefit costs increased to 43.5% of company-operated shop sales in the third quarter of fiscal 2009 compared to 42.8% in the same period of the prior year due to increased headcount to launch the San Diego Co-Brand units. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales decreased to 34.1% for the third quarter of fiscal 2009 compared to 34.9% in the third quarter of fiscal 2008. Company-operated shop cost of sales increased from 26.3% of company-operated shop sales in the third quarter of fiscal 2008 to 28.2% in the third quarter of fiscal 2009, primarily as a result of an increase in the proportion of sales of oil and tires and higher discounts that helped to drive customer traffic.

Replacement part cost of sales decreased to 88.1% of replacement part sales and product royalties, from 88.7% in the third quarter of fiscal 2008. The decreased cost of replacement part sales relative to revenue was due to a more favorable mix on the products sold to franchisees. Warranty expense in the third quarter of fiscal 2009 was $0.1 million, which was a decrease of $0.1 million from the prior year. On July 1, 2009, the Company’s Canadian Midas system adopted a warranty program similar to the one that began in the U.S. in January 2008 (See Note 8 of the Notes to Condensed Financial Statements). As a result, no warranty expense was recorded in Canada during the third fiscal quarter because the Company’s Canadian supply chain partners are responsible for the warranty for the first 12 months. After that 12 month period expires, the Company records a periodic warranty expense as warranties are redeemed, which is exactly offset by warranty revenue. The Company will begin to record warranty expenses in Canada in the third quarter of fiscal 2010. Under this new program, the Company’s U.S. warranty expense began in January 2009. Over time, the combined U.S. and Canadian warranty expense will grow on a year-over-year basis reflecting the cumulative growth of the warranty obligation under these programs. However, because recognition of the deferred warranty obligation will exactly offset the growth in warranty expense, it will have no net impact on the Company’s operating income.

Selling, general and administrative expenses in the third quarter of fiscal 2009 declined $0.4 million, or 3.1%, from the third quarter of fiscal 2008 to $12.5 million. The decrease reflects savings on corporate operating expenses such as travel, fringe benefits and stock compensation. In addition, in October 2009, the Company reduced its corporate staff by 16 people (nearly 10% of the corporate office staff). The Company expects to save at least $1 million in annual operating expenses as a result of this action and will record a charge of approximately $0.3 million in the fourth quarter of fiscal 2009 to cover severance and outplacement expenses related to this action. In this difficult revenue environment, the Company’s management remains very focused on cost control.

During the third quarter of fiscal 2009, MDS recorded business transformation charges of $0.1 million related to the Company’s partial funding of the rollout of a new shop image for Canadian Midas franchisees. During the third quarter of fiscal 2008, the Company recorded business transformation charges of $0.9 million. The 2008 charges reflected $0.6 million for the Company’s partial funding of the rollout of a new shop image for Midas franchisees and $0.3 million for the closure of an unprofitable company-operated shop. The Company’s new image funding program will end during fiscal 2009 with the final business transformation charges related to this program being recorded during the fourth quarter of fiscal 2009.

During the third quarter of both fiscal 2009 and fiscal 2008, the Company recorded a loss on sale of $0.1 million in connection with the sale of certain company-operated shop assets.

As a result of the above changes, operating income decreased $0.7 million to $4.6 million in the third quarter of fiscal 2009 from $5.3 million in third quarter of fiscal 2008 and operating income margin decreased to 9.9% of sales from 11.3% of sales.

Interest expense was $2.0 million in the third quarter of fiscal 2009 compared to $2.2 million in the third quarter of fiscal 2008. Interest expense declined in the current year due to lower average bank debt compared to the prior year and a reduction in the Company’s average borrowing rate.

Other income was $0.1 million in the third quarter of fiscal 2009 compared to other expense of $0.1 million in fiscal 2008. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 47.5% in the third quarter of fiscal 2009 compared to 46.0% in the third quarter of fiscal 2008 and the 2009 statutory tax rate of 39.2%. The fiscal 2009 variance from the statutory rate was due to the write-down of the deferred tax assets related to certain Canadian and state net operating loss carry forwards based a re-assessment of their future utilization.

As a result of the above items, net income decreased $0.3 million from net income of $1.7 million in the third quarter of fiscal 2008 to net income of $1.4 million in the third quarter of fiscal 2009.

First Nine Months of Fiscal 2009 Compared with First Nine Months of Fiscal 2008

The following is a summary of the Company’s sales and revenues for the first nine months of fiscal 2009 and 2008: ($ in millions)

	2009	Percent to Total	2008	Percent to Total
Franchise royalties and license fees	$41.0	29.9%	$43.7	31.1%
Real estate revenues from franchised shops	24.6	18.0	26.2	18.6
Company-operated shop retail sales	49.4	36.0	46.3	32.9
Replacement part sales and product royalties	18.0	13.1	20.7	14.7
Software sales and maintenance revenue	4.1	3.0	3.8	2.7

Total sales and revenues	$137.1	100.0%	$140.7	100.0%

Total sales and revenues for the first nine months of fiscal 2009 declined $3.6 million, or 2.6%, from the first nine months of fiscal 2008. Within the retail auto service business, royalty revenues and license fees decreased $2.7 million, or 6.2%, from fiscal 2008. This decrease reflects weakness in Midas retail sales as total North American comparable shop sales declined 2.6%, a reduction in the number of Midas shops in operation, a stronger U.S. dollar reducing the value of Canadian and European royalties and lower franchise fees. While royalty revenue in the Midas system was down in the first nine months of fiscal 2009, U.S. car count rose by 12% and U.S. oil change revenues increased by 26% on a comparable shop basis.

Revenues from real estate leases declined $1.6 million to $24.6 million driven by a net reduction in the number of shops paying rent to Midas due to shop closures, lower revenue from sales-based rental agreements and a weaker Canadian dollar.

Sales from company-operated shops were $49.4 million in the first nine months of fiscal 2009 compared to $46.3 million in the first nine months of fiscal 2008. The increased revenues reflect an increase in the company-operated shop count due to shop acquisitions in the past 12 months, as well as a comparable shop sales increase of 0.8% during the first nine months of fiscal 2009.

Replacement part sales and product royalties decreased 13.0% from $20.7 million to $18.0 million in the first nine months of fiscal 2009. The Company recorded lower sales of tires to U.S. Midas franchisees despite the fact that tire revenues grew 6.2% at retail. U.S. Franchisees are purchasing more tires from local distributors approved by Bridgestone-Firestone in order to diversify their tire offering. These local purchases are direct between the Midas franchisee and the local tire distributor and do not flow through the Company’s billing system and are therefore not included in sales and revenues. Software sales and maintenance revenue increased $0.3 million to $4.1 million reflecting continued growth in the Company’s R.O. Writer point-of-sale software business, especially with customers outside of the Midas system.

Total operating costs and expenses declined $0.7 million, or 0.6%, in the first nine months of fiscal 2009 to $124.9 million. Occupancy expenses for franchised shops were $17.1 million in the first nine months of fiscal 2009 and fiscal 2008. Company-operated shop costs and expenses rose to $51.4 million from $46.9 million in the first nine months of fiscal 2009. The increase in operating expenses was driven by higher sales, additional shops and incremental overhead required to support the higher shop count and one-time costs associated with launching the Co-Brand test concept in Chicago and San Diego. Payroll and employee benefit costs increased to 42.7% of company-operated shop sales in the first nine months of fiscal 2009 compared to 41.7% in the same period of the prior year, primarily due to increased headcount to launch the Chicago and San Diego Co-Brand units. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales were 33.6% for the first nine months of fiscal 2009 compared to 33.7% for the prior year. Company-operated shop cost of sales increased from 25.9% of company-operated shop sales in the first nine months of fiscal 2008 to 27.7% in the first nine months of fiscal 2009, primarily as a result of an increase in the proportion of sales of oil and tires and higher discounts that helped to drive customer traffic.

Replacement part cost of sales decreased to 87.8% of replacement part sales and product royalties, from 89.9% in the first nine months of fiscal 2008. The decreased cost of replacement part sales relative to revenue was due to a more favorable mix on the products sold to franchisees. Warranty expense was $0.5 in the first nine months of fiscal 2009 and fiscal 2008. U.S. warranty expense will increase each quarter during fiscal 2009 while no warranty expense will be recorded in Canada until the third quarter of 2010. Both trends reflect changes in the warranty programs in both countries whereby Midas franchisees are now responsible for funding the warranty program and the Company’s future warranty expense will be exactly offset by warranty revenue.

Selling, general and administrative expenses in the first nine months of fiscal 2009 declined $0.7 million, or 1.7%, from the first nine months of fiscal 2008 to $39.6 million. The decrease was achieved despite incremental operating expenses related to the vesting of certain restricted stock, higher costs for workers’ compensation, increased pension expense, as well as ongoing legal costs for two class action lawsuits.

During the first nine months of fiscal 2009, MDS recorded business transformation charges of $0.3 million. Approximately $0.1 million is related to the changeover of the Canadian warranty program and $0.2 million is part of the Company’s partial funding of the rollout of a new shop image for Canadian Midas franchisees. During the first nine months of fiscal 2008, the Company recorded business transformation charges of $1.5 million. The 2008 charges reflected $1.2 million for the Company’s partial funding of the rollout of a new shop image for Midas franchisees and $0.3 million for the closure of an unprofitable company operated shop.

During the first nine months of fiscal 2009, the Company recorded a loss on sale of $0.2 million in connection with the sale of certain company-operated shop assets. During the first nine months of fiscal 2008, the Company recorded a loss on sale of $0.7 million in connection with the sale of certain shop assets.

As a result of the above changes, operating income decreased $2.9 million to $12.2 million in the first nine months of fiscal 2009 from $15.1 million in first nine months of fiscal 2008 and operating income margin decreased to 8.9% of sales from 10.7% of sales.

Interest expense was $6.1 million in the first nine months of fiscal 2009 compared to $6.7 million in the first nine months of fiscal 2008. Interest expense declined in the current year due to lower average bank debt compared to the prior year and a reduction in the Company’s average borrowing rate.

Other income was $0.4 million in the first nine months of fiscal 2009 compared to $0.3 million in the first nine months of fiscal 2008. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 56.6% in the first nine months of fiscal 2009 compared to 42.1% in the first nine months of fiscal 2008 and the 2009 statutory tax rate of 39.2%. The fiscal 2009 variance from the statutory rate was primarily due to the revaluation of the remaining U.S. deferred tax asset associated with restricted stock that vested in May 2009 at a stock price that was lower than the stock price on the day these awards were initially granted, as well as a write-down of the Canadian deferred tax asset due to a reduction in corporate income tax rates for both Ontario and British Columbia enacted during the first nine months of fiscal 2009.

As a result of the above items, net income decreased $2.3 million from net income of $5.1 million in the first nine months of fiscal 2008 to net income of $2.8 million in the first nine months of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2009 and 2008, respectively (in millions):

	2009	2008
Cash provided by operating activities before cash outlays for business transformation costs and net changes in assets and liabilities	$16.3	$21.9
Cash outlays for business transformation costs	(0.2)	(1.4)
Net changes in assets and liabilities, exclusive of the effects of business transformation charges, acquisitions and dispositions	(3.5)	0.6

Net cash provided by operating activities	12.6	21.1
Net cash used in investing activities	(3.4)	(25.8)
Net cash provided by (used in) financing activities	(8.7)	6.1

Net change in cash and cash equivalents	$0.5	$1.4

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit, allowing MDS to minimize interest expense and to maintain a low cash balance. The Company’s cash and cash equivalents increased $0.5 million in the first nine months of fiscal 2009.

The Company’s operating activities provided net cash of $12.6 million during the first nine months of fiscal 2009 compared to $21.1 million of cash provided by operations in the first nine months of fiscal 2008. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash provided by operating activities decreased from $21.9 million in the first nine months of fiscal 2008 to $16.3 million in the first nine months of fiscal 2009, due to the decrease in net income, lower utilization of deferred tax assets, reduced business transformation charges, a decrease in the loss on sale of assets and lower depreciation and amortization. Cash outlays for business transformation costs declined from $1.4 million in the first nine months of fiscal 2008 to $0.2 million in the first nine months of fiscal 2009. Cash outlays for business transformation costs in the first nine months of fiscal 2009 and the first nine months of fiscal 2008 were primarily related to the Company’s update of its retail shop image.

Changes in assets and liabilities changed from a $0.6 million source of cash in the first nine months of fiscal 2008 to a $3.5 million use of cash in the first nine months of fiscal 2009. The $3.5 million use of cash in the first nine months of fiscal 2009 was driven by a permanent one-time decline in accrued advertising due to the timing of payments as a result of changes in the Company’s marketing strategy. The $0.6 million source of cash in fiscal 2008 was primarily due to a decline in accounts receivable and prepaid expenses partially offset by a decline in accounts payable and accrued expenses due to the timing of payments.

Investing activities used $3.4 million of cash in the first nine months of fiscal 2009 compared to $25.8 million of cash used in first nine months of fiscal 2008. Fiscal 2009 investing activities consisted of $3.4 million in capital expenditures, $0.1 million paid in conjunction with the acquisition of a shop and other assets from a Midas franchisee and $0.1 million in cash generated as the result of the sale of a company-operated shop. The $3.4 million in capital expenditures included $2.0 million in Co-Branding spending on Midas company-operated shops, $0.5 million for systems development projects, $0.6 million for company-operated shop equipment additions and $0.3 million of other capital expenditures. Fiscal 2008 investing activities consisted of $21.8 million paid in conjunction with the acquisition of SpeeDee in April and the acquisition of 11 shops and other assets from certain Midas franchisees, $4.8 million in capital expenditures and $0.8 million in cash generated as the result of the sale of ten company-operated shops. The $4.8 million in capital expenditures included $0.6 million in office renovation costs, $2.1 million for real estate purchases, $0.7 million for systems development projects and $1.4 million for company-operated shop equipment additions and other capital expenditures.

Net cash used in financing activities was $8.7 million in the first nine months of fiscal 2009, compared to net cash provided of $6.1 million in first nine months of fiscal 2008. During fiscal 2009, MDS decreased total debt by $7.3 million, decreased outstanding checks by $0.7 million and paid $0.7 million to repurchase shares of the Company’s common stock from employees to satisfy tax obligations upon vesting of restricted stock awards. During fiscal 2008, the Company increased total debt by $9.3 million due primarily to the purchase of the SpeeDee franchise business in April 2008, decreased outstanding checks by $3.0 million, paid $0.4 million to repurchase shares of the Company’s common stock and received $0.2 million in cash from the exercise of outstanding stock options.

On October 27, 2005, MDS entered into a five-year, unsecured $110 million revolving credit facility. On February 4, 2008, the Company amended the loan by increasing the revolving credit facility to $130 million. The amended facility is further expandable to $165 million at the Company’s discretion with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 1.75% at October 3, 2009. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum tangible net worth. As of October 3, 2009, the Company was in compliance with all debt covenants.

As of October 3, 2009, a total of $77.4 million was outstanding under the revolving credit facility. As of January 3, 2009, a total of $83.6 million was outstanding under the revolving credit facility.

The Company is in advanced stages of discussion with its lenders regarding an early renewal of its revolving credit facility, which is set to expire on October 27, 2010. The Company expects to complete this refinancing in the fourth quarter of 2009. The terms and conditions of the facility are not expected to be materially different from the current agreement. However, pricing would increase to an initial rate of LIBOR plus 3.5% in accordance with current market conditions.

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement (October 2010). This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $77.4 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive loss as a loss on derivative financial instruments.

The fair values of the Company’s interest rate swaps are estimated using Level 2 inputs, which are based on model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. The Company also considers counterparty credit-risk and bilateral or “own” credit risk adjustments in estimating fair value, in accordance with the requirements of Generally Accepted Accounting Principles.

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

The Company has entered into a purchase agreement, which will result in the purchase of up to four shops from a Midas franchisee if the purchase agreements are not assigned to third party buyers prior the expiration of the option periods. The purchase agreement requires MDS to purchase four shops for approximately $1.1 million no later than December 16, 2009. Additionally, the purchase agreement requires MDS, or an assigned third party, to purchase the land and building for one of the four locations by December 16, 2009, for approximately $0.7 million, though MDS has the option to lease this property for six months prior to purchase.

Market conditions over the past year have negatively affected the value of assets held by the Company’s pension plans as of October 3, 2009 and could impact the value of these assets in the future. The most recently reported pension values, as of January 3, 2009, reflected plan assets at fair market value of $44.8 million and an actuarial present value of projected benefit obligations of $63.8 million.

The Company’s policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions as required. As of January 3, 2009, the Company had met all regulatory minimum funding requirements. In fiscal year 2008, MDS made no contributions to the Company’s pension plans as per the regulatory minimum funding requirements. As a result of the significant reduction in the fair value of the U.S. plan assets during fiscal 2008, MDS made a cash contribution of approximately $0.6 million in September 2009 to the plans. This contribution brought the plans in line with statutorily required funding levels based on the most recently released regulations from the U.S. Government. Based on current projections MDS may be required to make additional cash contributions of approximately $1.4 million to its plans during fiscal 2010. However, the significant rise in asset values in the past 10 months, if sustained, could lead to a reduction in the Company’s required cash contributions in 2010.

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

As of October 3, 2009, deferred warranty obligations under these new U.S. and Canadian programs were $4.9 million.

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

Pensions

The Company has non-contributory defined benefit pension plans covering certain of its employees. The Company’s funding policy for the U.S. plan is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Act of 1974, plus any additional amounts the Company may deem to be appropriate. The Company accounts for its defined benefit pension plans in accordance with ASC 715 Compensation - Retirement Benefits which requires that amounts recognized in the financial statements be determined on an actuarial basis. The amount recorded as pension assets or liabilities is determined by comparing the projected benefit obligation (PBO) to the fair value of the plan assets. Amounts recognized in accumulated other comprehensive loss consist of unrecognized actuarial gains, losses, and prior service costs, net of tax.

To account for its defined benefit pension plans in accordance with ASC 715, the Company must make three main determinations at the end of each fiscal year: First, it must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligation for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent year. For guidance in determining this rate, the Company looks at rates of return on high-quality fixed-income investments and periodic published rate ranges.

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

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred and is recognized in net periodic pension cost over a five-year period. The Company assumed a long-term rate of return on pension assets of 8.5% in fiscal 2008 and 2007, and experienced a loss on plan assets of $14.6 million in fiscal 2008, and a gain on plan assets of $7.4 million in fiscal 2007.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at October 3, 2009. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of October 3, 2009, the Company had recorded a valuation allowance of $0.4 million against certain state income tax net operating loss carry forwards because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. However, due to the inherent uncertainty involved in determining the realizability of the company’s deferred tax assets, the future realizability could differ from management estimates at October 3, 2009.

IMPACT OF NEW ACCOUNTING STANDARDS

New Accounting Pronouncements - Adpoted

On October 3, 2009, MDS adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of Generally Accepted Accounting Principles (“GAAP”). These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates (“ASUs”) will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

On January 4, 2009, MDS adopted changes issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes requires all prior-period earnings per share data that is presented to be adjusted retrospectively. Specifically, MDS included 361,000 incremental shares in the third quarter and nine-month weighted-average common shares outstanding calculations for fiscal 2009, with a corresponding decrease in the effect of dilutive stock awards. MDS also was required to include 240,000 incremental shares in the third quarter and nine-month weighted-average common shares outstanding calculations for 2008. These incremental shares caused a $0.01 decrease in Basic Earnings Per Share in the third quarter of both fiscal 2009 and 2008 and in Basic Earnings Per Share for the first nine months of fiscal 2009. There was no change in Basic Earnings Per Share for the first nine months of fiscal 2008.

On July 4, 2009, MDS adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this new guidance.

On July 4, 2009, MDS adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the Financial Statements.

New Accounting Pronouncements - Issued

In October 2009, the FASB issued new accounting guidance related to the recognition of revenue for multiple deliverable arrangements. Under the new guidance, revenue will be allocated to the different elements in an arrangement based on relative sales price. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified for the Company’s 2011 fiscal year which begins on January 2, 2011. In October 2009, the FASB issued new accounting guidance which alters the scope of revenue recognition for software deliverables to exclude items sold that include hardware with software that is essential to its functionality. The new guidance will be effective prospectively for revenue arrangements entered into or materially modified for the Company’s 2011 fiscal year which begins on January 2, 2011. Early adoption of this new guidance is permitted. The Company is still assessing the potential impact of adopting this new guidance.

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for MDS on October 4, 2009. Management has determined that the adoption of these changes will not have an impact on the Financial Statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for MDS on January 3, 2010. Management is currently evaluating the potential impact of these changes on the Financial Statements.

In December 2008, the FASB issued changes to employers’ disclosures about postretirement benefit plan assets. These changes provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. These changes become effective for MDS on January 2, 2010. As these changes only require enhanced disclosures, management has determined that the adoption of these changes will not have an impact on the Financial Statements.

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

In November 2005, $20 million in senior bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in senior bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% for the remaining term of the Company’s bank agreement, which is set to expire in October 2010. This swap effectively replaced a declining balance swap that expired in March 2007 under which LIBOR was locked-in at 2.76% for a three-year term. As a consequence, currently $45 million of the Company’s $77.4 million in senior bank debt is at fixed rates.

Both the November 2005 and March 2007 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive loss as a loss on derivative financial instruments. As of October 3, 2009, the fair value of these instruments was a pre-tax loss of approximately $2.2 million.

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

During the third quarter of fiscal 2009, the Company implemented a new accounts receivable system based on the Microsoft Dynamics platform, which is consistent with the general ledger software implemented by MDS in fiscal 2007.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent annual report on form 10-K as updated by the Company’s quarterly report on Form 10-Q for the quarter ended July 4, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

July 2009: (July 5, 2009 through August 1, 2009)	1,165	$9.94	—	$34,347,399

August 2009: (August 2, 2009 through August 29, 2009)	—	—	—	$34,347,399

September 2009: (August 30, 2009 through October 3, 2009)	—	—	—	$34,347,399

Total	1,165	$9.94	—

(1)	All the shares repurchased during the third quarter of fiscal 2009 reflect shares surrendered to cover withholding taxes upon the vesting of restricted stock.
(2)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in MDS stock. On May 9, 2006, the MDS Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of October 3, 2009, a total of approximately 3,248,100 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.21.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

10.43	Agreement for Strategic Alliance dated October 1, 1998 between Midas International Corporation and Magneti Marelli S.p.A.

10.44	First Amendment to Agreement for Strategic Alliance and License Agreement dated March 14, 2003 between Midas International Corporation and Magneti Marelli Services S.p.A.

10.45	Second Amendment to Agreement for Strategic Alliance dated July 28, 2004 between Midas International Corporation and Magneti Marelli Services S.p.A.

10.46	Third Amendment to Agreement for Strategic Alliance dated September 2004 between Midas International Corporation and Magneti Marelli Services S.p.A.

10.47	Agreement between Midas International Corporation and Norauto S.A. dated September 2004.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2009	/S/ ALAN D. FELDMAN
Alan D. Feldman
Chairman, President and Chief Executive Officer

/S/ WILLIAM M. GUZIK
William M. Guzik
Executive Vice President and Chief Financial Officer

/S/ JAMES M. HAEGER, JR.
James M. Haeger, Jr.
Vice President and Controller