Form 10-Q
period 2010-04-03
MIDAS INC
filed 2010-05-13
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of May 3, 2010 was 14,246,552.

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter Ended fiscal March
	2010	2009
	(13 weeks)	(13 weeks)
Sales and revenues:
Franchise royalties and license fees	$12.9	$13.0
Real estate revenues from franchised shops	7.9	8.3
Company-operated shop retail sales	19.8	15.6
Replacement part sales and product royalties	5.6	6.1
Software sales and maintenance revenue	1.5	1.3

Total sales and revenues	47.7	44.3

Operating costs and expenses:
Franchised shops – occupancy expenses	5.5	5.7
Company-operated shop parts cost of sales	5.5	4.3
Company-operated shop payroll and employee benefits	8.1	6.6
Company-operated shop occupancy and other operating expenses	6.4	5.3
Replacement part cost of sales	4.9	5.3
Warranty expense	0.2	0.1
Selling, general, and administrative expenses	13.7	13.2
(Gain) loss on sale of assets, net	(0.1)	0.1

Total operating costs and expenses	44.2	40.6
Operating income	3.5	3.7
Interest expense	(2.5)	(2.0)
Other income, net	0.2	0.1

Income before income taxes	1.2	1.8
Income tax expense	0.5	0.8

Net income	$0.7	$1.0

Earnings per share:
Basic	$0.05	$0.07

Diluted	$0.05	$0.07

Average number of shares:
Common shares outstanding	13.8	13.5
Common stock warrants	0.1	0.1

Shares applicable to basic earnings	13.9	13.6
Equivalent shares on outstanding stock awards	—	0.2

Shares applicable to diluted earnings	13.9	13.8

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	Fiscal March 2010	Fiscal December 2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1.3	$0.9
Receivables, net	26.4	29.7
Inventories	5.8	5.6
Deferred income taxes	10.1	9.5
Prepaid assets	4.4	4.4
Other current assets	2.2	3.0

Total current assets	50.2	53.1
Property and equipment, net	85.2	86.4
Goodwill and other intangible assets, net	42.2	36.8
Deferred income taxes	45.2	46.1
Other assets	6.0	6.2

Total assets	$228.8	$228.6

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.5	$1.5
Current portion of accrued warranty	2.0	2.0
Accounts payable	20.4	22.8
Accrued expenses	20.5	22.2

Total current liabilities	44.4	48.5
Long-term debt	74.4	71.9
Obligations under capital leases	1.5	1.6
Finance lease obligation	30.2	30.5
Pension liability	20.1	20.1
Accrued warranty	10.8	11.3
Deferred warranty obligation	5.8	5.3
Other liabilities	6.4	6.4

Total liabilities	193.6	195.6

Temporary equity:
Non-vested restricted stock subject to redemption	4.2	3.7

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	6.6	6.3
Treasury stock, at cost (3.5 million shares)	(71.5)	(71.5)
Retained income	111.7	111.0
Accumulated other comprehensive loss	(15.8)	(16.5)

Total shareholders’ equity	31.0	29.3

Total liabilities and shareholders’ equity	$228.8	$228.6

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the three months ended fiscal March
	2010	2009
Cash flows from operating activities:
Net income	$0.7	$1.0
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2.3	2.4
Stock-based compensation	0.7	0.7
Amortization of financing fees	0.1	0.1
Deferred income taxes	0.3	0.3
(Gain) loss on sale of assets	(0.1)	0.1
Cash outlays for business transformation costs	(0.1)	(0.1)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	(1.3)	(6.2)

Net cash provided by (used in) operating activities	2.6	(1.7)

Cash flows from investing activities:
Capital investments	(0.5)	(1.1)
Cash paid for acquired businesses	(3.5)	(0.1)
Proceeds from sales of assets	0.4	—

Net cash used in investing activities	(3.6)	(1.2)

Cash flows from financing activities:
Net borrowings under revolving lines of credit	2.5	4.4
Decrease in outstanding checks	(0.7)	(0.6)
Payment of principal obligations under capital leases	(0.2)	(0.1)
Payment of principal obligations under finance lease	(0.3)	(0.3)
Borrowings under capital lease arrangements	0.1	—

Net cash provided by financing activities	1.4	3.4

Net change in cash and cash equivalents	0.4	0.5
Cash and cash equivalents at beginning of period	0.9	1.1

Cash and cash equivalents at end of period	$1.3	$1.6

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained Income	Comprehensive Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount
Fiscal year end 2009	17.7	$6.3	(3.5)	$(71.5)	$111.0		$(16.5)

Stock option expense	—	0.3	—	—	—		—

Net income	—	—	—	—	0.7	$0.7	—
Other comprehensive income
— foreign currency translation	—	—	—	—	—	0.3	0.3
— unrecognized pension costs, net of tax	—	—	—	—	—	0.2	0.2
— gain on derivative financial instruments, net of tax	—	—	—	—	—	0.2	0.2

Comprehensive income	—	—	—	—	—	$1.4	—

Fiscal first quarter end 2010	17.7	$6.6	(3.5)	$(71.5)	$111.7		$(15.8)

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

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 2, 2010. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended April 3, 2010 (“first quarter fiscal 2010”) and April 4, 2009 (“first quarter fiscal 2009”) and of its financial position as of April 3, 2010. All such adjustments are of a normal recurring nature. The results of operations for the first quarter of fiscal 2010 and 2009 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed financial statements present the consolidated financial information for MDS and its wholly-owned subsidiaries. The unaudited condensed financial statements for the quarters ended April 3, 2010 and April 4, 2009 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the fiscal December 2009 condensed balance sheet as well as the consolidated statement of cash flow for the quarter ended March 2009 in order to provide comparability with the fiscal 2010 financial statements.

Basic and diluted earnings per share were calculated based on the following share counts (in millions):

	For the quarter ended fiscal March
	2010	2009

Weighted-average common shares outstanding	13.8	13.5
Common stock warrants	0.1	0.1

Shares applicable to basic earnings	13.9	13.6
Effect of dilutive stock awards	—	0.2

Shares applicable to diluted earnings	13.9	13.8

Potential common share equivalents:
Stock options	1.8	1.6

Management has evaluated all activity of MDS and concluded that no material subsequent events have occurred through the date of issuance that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Cash and cash equivalents consist of deposits with banks and financial institutions and are unrestricted as to withdrawal or use, and credit card receivables, which generally settle within three days or less.

New Accounting Pronouncements

On January 3, 2010, MDS adopted changes issued by the Financial Accounting Standards Board (FASB) to accounting for variable interest entities. These changes require significant modifications to the analysis, evaluation and disclosure of variable interest entities. The Company does not have any variable interest entities. As a result, the adoption of these changes had no impact on the Company’s Financial Statements.

On January 3, 2010, MDS adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. Other than the required additional disclosures, the adoption of these changes had no impact on the Company’s Financial Statements.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments for interest and taxes as follows (in millions):

	For the three months ended fiscal March
	2010	2009

Interest paid	$2.6	$2.1
Income taxes paid	0.1	0.2

The acquisition of certain previously franchised shops resulted in non-cash reductions of accounts receivable of approximately $2.5 million during the first three months of fiscal 2010. See Footnote 7, “Acquisitions and Divestitures” for additional information.

3. Debt Agreements

On December 4, 2009, MDS entered into a three-year extension of its existing unsecured revolving credit facility. The credit agreement was extended through October 27, 2013 with no material changes in existing covenants. The extended facility is for $125 million and is further expandable to $175 million by the Company with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 3.50% at April 3, 2010. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum net worth. As of April 3, 2010, the Company was in compliance with all debt covenants.

As of April 3, 2010, a total of $74.4 million was outstanding under the revolving credit facility. As of January 2, 2010, a total of $71.9 million was outstanding under the revolving credit facility.

In November 2005, $20 million in revolving bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five-year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in revolving bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% through October 2010. As a consequence, currently $45 million of the Company’s $74.4 million in revolving bank debt is at fixed rates.

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of revolving bank debt.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The November 2005, March 2007 and January 2010 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments.

The fair value of the Company’s revolving credit facility is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms and comparable credit risk.

Expected Maturity Date	2010	2011	2012	There- after	Total	Fair Value
Long-term debt (in millions):
Revolving credit facility (variable rate)	$—	$—	$—	$74.4	$74.4	$74.4
Average interest rate				3.8%	3.8%

4. Pension Plans

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

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal March
	2010	2009
Service cost	$0.2	$0.2
Interest cost on projected benefit obligation	0.9	0.9
Expected return on assets	(1.0)	(1.1)
Net amortization and deferral	0.3	0.2

Total net periodic pension cost	$0.4	$0.2

The Company expects to make cash contributions of approximately $1.5 million to the pension plans during fiscal 2010 in order to achieve minimum statutory funding requirements.

5. Stock-Based Compensation and Other Equity Instruments

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest annually over a period of four to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of April 3, 2010:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2009	1,927,053	$6.77 – $23.99	$13.12
Outstanding at April 3, 2010	1,927,053	6.77 – 23.99	13.12	5.1	$3.2
Exercisable at April 3, 2010	1,249,953	6.77 – 23.99	12.18	3.6	2.8

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

No stock options were granted, vested or forfeited in either the first quarter of fiscal 2010 or the first quarter of fiscal 2009.

As of April 3, 2010, there was $2.5 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock

Annually the Company grants shares of restricted stock to certain employees, officers and directors. Certain restricted stock vests at the five or seven year anniversary, with provisions for accelerated vesting upon the occurrence of certain pre-determined events (“cliff-vesting shares”), while other restricted stock vests equally over periods of three to five years or only upon the occurrence of certain pre-determined events (the latter being referred to as “performance shares”). The fair value of all but the performance share grants is equal to the stock price on the date of the grant. The fair value of the performance share grants is based on their derived service period calculated using either a Monte Carlo simulation model or management’s expectations of achieving the objectives depending on the nature of the performance criteria. As of both April 3, 2010 and January 2, 2010 there were 758,203 non-vested restricted shares outstanding with weighted average grant-date fair value of $10.57 per share.

As of April 3, 2010, there was $3.5 million of unamortized restricted stock compensation of which $7.7 million was included as a reduction to paid-in capital and $4.2 million was included in non-vested restricted stock subject to redemption. The $4.2 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 1.9 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of non-vested restricted stock in certain circumstances. ASC 480 Distinguishing Liabilities from Equity requires securities with contingent cash settlement provisions that are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $4.2 million value of non-vested restricted stock as temporary equity on the consolidated balance sheet as of April 3, 2010. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of April 3, 2010, a total of 41,273 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

The Company did not record an excess tax benefit in the first three months of fiscal 2010 or fiscal 2009 related to stock-based compensation plans or equity instruments. The Company was in a net operating loss carry-forward position for the first three months of fiscal 2010 and 2009. As a result, the excess tax benefit is not recognized until the deduction reduces the Company’s income taxes payable, which occurs once the net operating loss has been fully utilized. Therefore, there was no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows.

6. Warranty

Customers are provided a written warranty from MDS on certain Midas products purchased from Midas shops in North America, namely brake friction, mufflers, shocks and struts. The warranty will be honored at any Midas shop in North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. For warranties issued prior to July 1, 2009 in Canada and January 1, 2008 in the U.S., the Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties. The Company determines the estimated value of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim on a current cost basis. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Year-to-date warranty activity through the first three months of fiscal 2010 is summarized as follows (in millions):

Accrued warranty at beginning of period	$13.3
Changes in foreign currency exchange rate	0.1
Warranty credit issued to franchisees (warranty claims paid)	(0.6)

Accrued warranty at end of period	12.8
Less current portion	(2.0)

Accrued warranty – non-current	$10.8

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

As of July 1, 2009, the Company changed how the Midas warranty obligations are funded in Canada to match the U.S. program. As a result, beginning in July 2009 Midas system franchisees in Canada started receiving rebates on their purchases from the Company’s preferred supply chain vendors and MDS no longer receives product royalties on Midas franchisee purchases in Canada. Because the Company’s Canadian supply chain partners are responsible for the warranty of parts during the first 12 months, MDS will not begin to record revenues and expenses under the new Canadian program until the third quarter of fiscal 2010.

Year-to-date activity through the first three months of fiscal 2010 for the deferred warranty obligation related to this new program is summarized as follows (in millions):

Deferred warranty obligation at beginning of period	$5.3
Warranty fees charged to franchisees and company-operated shops	0.7
Warranty credits issued to franchisees	(0.2)

Deferred warranty obligation at end of period	$5.8

In the first three months of fiscal 2010, the Company recognized $0.2 million of warranty revenue in replacement part sales and product royalties and an equal amount of warranty expense.

7. Acquisitions and Divestitures

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

Simultaneous with and as part of the transaction, the Company re-franchised two of the locations to a new franchisee and bought out of the lease on a third location, bringing the net acquisition to 19 shops. The Company is actively seeking to re-franchise the remainder of these shops.

MDS gave total consideration of approximately $6.6 million for the shops. The total cash outlay for the purchase was approximately $3.5 million. The acquisition also resulted in an approximately $2.5 million non-cash reduction of accounts receivable. MDS also assumed certain liabilities of $0.5 million and assumed a capital lease liability of $0.1 million.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

As a result of this acquisition, the Company recorded $5.5 million in incremental goodwill and other intangibles, which included $1.9 million of intangible franchise agreements, $0.2 million of customer lists and $3.4 million of goodwill. The $1.9 million of intangible franchise agreements will be amortized over a weighted average period of 12.0 years and the $0.2 million of customer lists will be amortized over a period of 2 years. The intangible goodwill has an indefinite life and, therefore, is not amortized, but is tested annually for impairment in the fourth quarter. All of the acquired intangible assets are deductible for tax purposes.

In March 2010, the Company re-franchised three company-operated shops in Tucson, AZ. These shops were part of a group of five shops acquired in November 2009. There was an approximate $0.1 million gain recognized as a result of this transaction.

8. Fair Value Measurements and Derivative Instruments

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

The fair value of derivative instruments is summarized as follows (in millions):

	As of April 3, 2010		As of January 2, 2010
Derivatives designed as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate contracts	Other liabilities	$1.5	Other liabilities	$1.8

Because the interest rate contracts have been designated as cash flow hedges and have been evaluated to be highly effective, there is no impact on the Statement of Operations. The after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain on derivative financial instruments.

At April 3, 2010 the carrying values of cash and cash equivalents and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of accounts and notes receivable, net of allowances, approximates their carrying value. The Company’s revolving debt obligations, excluding capital leases, were estimated to have a fair value of $74.4 million, compared to their carrying value of $74.4 million. We estimated the fair value of debt to be the same as the carrying value as the market quotes and calculations based on market rates remain substantially the same as when the revolving debt agreement was executed in December 2009.

9. Contingencies

As previously disclosed in the Company’s Form 10-K for the year ended January 2, 2010, the Company is engaged in an arbitration proceeding with MESA S.p.A. (“MESA”) and Norauto Groupe SA (“Norauto”). On February 10, 2010, Midas made its first substantive written submission to the arbitration panel. MESA and Norauto filed their second substantive written submission in May 2010 and Midas is scheduled to file its second substantive written submission in June 2010. At present, the hearing is scheduled for July 12-16, 2010.

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

Refranchising Company-Operated Shops

While many of the company-operated shops are profitable, the company-operated shop business is unprofitable as a whole. The refranchising of company-operated shops, particularly those that are unprofitable, benefits the Company in a number of ways. First, the operating losses of the shops are replaced by royalty revenue that has no associated costs. Second, the operational risks associated with running a shop on a day-to-day business are no longer borne by the Company. Third, the Company is able to reduce corporate overhead in its company-operated shop business and in back-office functions such as accounting.

As of April 3, 2010, MDS operated 124 company-operated Midas, SpeeDee and Midas-SpeeDee Co-Branded shops. The Company refranchised five shops in the first quarter of fiscal 2010 and expects to refranchise more shops during the remainder of 2010.

Growing Shop Count

Sales performance among U.S. Midas shops varies dramatically between the top-third performing shops and the bottom-third performing shops. For the first quarter of fiscal 2010, the top-third performing shops reported comparable shop sales increases of 23%, including a 14% increase in brake sales, while the bottom-third performing shops experienced an almost 15% decline in sales, including a 17% decline in brakes. The Company believes that this diversity in performance is largely due to the fact that Midas is an older franchise system and that certain long-term franchisees are struggling with the ongoing changes required to adapt to the current automotive aftermarket. As a result, the Company has been working diligently to identify those franchisees that are not capable or not willing to adapt to the new environment and has been assisting them in transitioning out of the Midas system.

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

In addition to transitions, the Company believes that the re-opening of previously-operated Midas shops (i.e., “available shop inventory”) and the acquisition/conversion of competing automotive repair centers both provide a significant opportunity to grow the North American franchise system.

As of April 3, 2010, the Company’s available shop inventory consisted of 71 shops, 15 of which were owned by the Company and 56 of which were leased from third parties. During 2009, the Company collected an average annual rent amount of $59,000 from the locations it leased to franchisees and collected an average of $29,000 in royalties from each Midas shop in North America. Therefore, the reopening of these previously operated shops has the potential of adding significant revenues and operating profits in the future. The Company re-opened four shops in the first quarter of fiscal 2010 and expects to re-open more shops from its available shop inventory during the remainder of 2010.

The Company also believes that the acquisition of existing automotive repair shops, as well as the conversion of independent repair facilities to the Midas, SpeeDee or Co-Brand formats, is the most efficient way to grow the MDS system. Furthermore, the Company believes that the current economic environment will result in an increase in acquisition and conversion opportunities, as competitors struggle to remain viable during this economic downturn.

Growing Comparable Shop Sales

The Company believes that the key to growing sales in the Midas system in North America is to grow average daily car count by focusing on those services that are most critical to the regular maintenance of vehicles; namely, oil and other fluid exchanges, brake replacement and tire replacement. These services are required of all vehicles at periodic intervals and management believes future success in automotive service requires that a service provider possess expertise, credibility and top-of-mind awareness in all three categories.

As a result, in 2009, the Company changed its promotional advertising strategy in the U.S. from national television advertising to a more locally-focused advertising approach featuring value-priced oil changes. This change has had a significant impact on average daily car count per shop, as car count grew by 12% in fiscal 2009 and by an additional 13% in the first quarter of fiscal 2010. The Company believes that this value-priced, locally-focused oil change advertising strategy will provide an opportunity to form broader, longer-term relationships with these new customers for brake repairs, factory scheduled maintenance and major repairs.

Comparable shop sales of oil changes in North America have increased in each of the past three years and rose 21% in the first quarter of fiscal 2010. However, revenues from this category still represent less than 10% of U.S. Midas system sales, and the typical Midas shop performs less than eight oil changes per day. While oil change revenue and car count have been growing over the past several years, management believes the Midas system has the capacity to significantly increase that number.

With respect to growing brake sales, the Company is in the process of a system-wide training effort for franchisees and shop employees called the “Midas Way”. The program is focused on establishing greater operating uniformity throughout the Midas system, including phone handling, customer interaction, product stocking and the brake inspection process as well as the customer follow-up process. Results from the original test markets have been encouraging. Initially, the program was launched in Philadelphia in December 2009 and St Louis in February 2010, and participating shops in these markets were up 13% and 10%, respectively, from the time of the launch until the end of the first quarter of fiscal 2010. During the past several months, the Midas Way training was completed for Denver, Dallas, and Chicago and throughout California. The Company expects to complete the training for all shops in North America by the end of 2010.

The Company also continues to believe that the sales of tires and related tire services represent a significant opportunity for sales growth at Midas. Comparable shop sales of tires and related tire services in the U.S. increased significantly in each of the past four years and were up 13% in the first quarter of 2010. The Company continues to test a significantly expanded tire program in certain company-operated and franchised Midas shops. If this program succeeds, it will serve as a model for shops throughout the Midas system.

Finally, the Company believes that by Co-Branding Midas and SpeeDee shops by combining into one location Midas’ expertise in general repairs and strong brand awareness with SpeeDee’s strength in executing quick-lube and fluid exchanges, that it can create a powerful new format focused on satisfying the needs of time-pressed consumers seeking value, excellence and a long-term auto service relationship. The six SpeeDee franchised locations that were Co-Branded in 2008 and 2009 reported comparable shop sales up by 4% in the first quarter of fiscal 2010. The fourteen company-operated Midas shops in Chicago and San Diego that were Co-Branded in 2009 generated a comparable shop sales increase of 11% in the first quarter of 2010. The two Midas franchised shops that were converted to the Co-Brand concept in December 2009 saw sales increase 18% in the first quarter of fiscal 2010.

As of April 3, 2010, there were 24 Co-Brand locations in operation with 14 additional locations in the process of Co-Branding. The Company expects to have as many as 50 Co-Brand locations by the end of fiscal 2010.

MDS management believes that while the current economic environment, and the need to develop stronger customer relationships and improve operations execution, pose significant challenges for automotive aftermarket service providers, the potential to succeed has never been greater for those existing franchisees that are willing and able to adapt.

RESULTS OF OPERATIONS

First Quarter Fiscal 2010 Compared with First Quarter Fiscal 2009

The following is a summary of the Company’s sales and revenues for the first quarter of fiscal 2010 and 2009: ($ in millions)

	2010	Percent to Total	2009	Percent to Total
Franchise royalties and license fees	$12.9	27.1%	$13.0	29.4%
Real estate revenues from franchised shops	7.9	16.6	8.3	18.7
Company-operated shop retail sales	19.8	41.5	15.6	35.2
Replacement part sales and product royalties	5.6	11.7	6.1	13.8
Software sales and maintenance revenue	1.5	3.1	1.3	2.9

Total sales and revenues	$47.7	100.0%	$44.3	100.0%

Total sales and revenues for the first three months of fiscal 2010 increased $3.4 million, or 7.7%, from the first three months of fiscal 2009. Within the retail auto service business, royalty revenues and license fees decreased $0.1 million, or 0.8%, from fiscal 2009. This decrease primarily reflects fewer shops in operation in North America, growth in the company-operated shop portfolio and weakness in Canadian retail sales, partially offset by a comparable shop sales increase of 2.6% in the U.S. and a weaker U.S. dollar that increased the value of Canadian and European royalties. U.S. average daily car count per shop rose by 12% and U.S. oil change revenues increased by 21% on a comparable shop basis as the Company continues to acquire new customers with value-priced oil changes and greater focus on local marketing promotions.

Revenues from real estate leases declined $0.4 million to $7.9 million driven by a 5.9% net reduction in the number of shops paying rent to Midas due to shop closures and the acquisition of company-operated shops from franchisees, partially offset by a more favorable Canadian currency exchange rate.

Sales from company-operated shops were $19.8 million in the first three months of fiscal 2010 compared to $15.6 million in the first three months of fiscal 2009. The increased revenues reflect an increase in the shop count from 100 to 124 in the past year, as well as an increase in comparable shop sales of 5.2% for Midas company-operated shops. The company-operated shops have generated positive comparable shop sales for four consecutive quarters.

Replacement part sales and product royalties decreased 8.2% from $6.1 million to $5.6 million in the first three months of fiscal 2010 primarily due to the Company’s decision to have franchisees purchase Shell oil products directly from Shell rather than purchasing them from Midas. Software sales and maintenance revenue increased $0.2 million to $1.5 million reflecting continued growth in the Company’s R.O. Writer point-of-sale software business, especially with customers outside of the Midas system.

Total operating costs and expenses increased $3.6 million, or 8.9%, in the first three months of fiscal 2010 to $44.2 million. Occupancy expenses for franchised shops declined $0.2 million to $5.5 million in the first three months of fiscal 2010 due to fewer shops under lease. Company-operated shop costs and expenses rose to $20.0 million in the first three months of fiscal 2010 from $16.2 million in the first three months of fiscal 2009. The increase in operating expenses was driven by the higher shop count and higher comparable shop sales, as well as the incremental overhead required to support the higher shop count. Payroll and employee benefit costs decreased to 40.9% of company-operated shop sales in fiscal 2010 compared to 42.3% in the same period of the prior year. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales were 32.3% for the first three months of fiscal 2010 compared to 34.0% for the same period in the prior year. Company-operated shop cost of sales increased slightly from 27.6% of company-operated shop sales in the first three months of fiscal 2009 to 27.8% in the first three months of fiscal 2010, primarily as a result of an increase in the proportion of sales of oil and tires and higher discounts that helped to drive customer traffic.

Replacement part cost of sales increased to 87.5% of replacement part sales and product royalties, from 86.9% in the first three months of fiscal 2009. The increased cost of replacement part sales relative to revenue was due to a higher percentage of tires in the product mix. Warranty expense in the first three months of fiscal 2010 was $0.2 million compared to $0.1 million in the first three months of fiscal 2009. U.S. warranty expense increased and no warranty expense will be recorded in Canada until the second half of 2010. Both reflect changes in the warranty programs in both countries whereby Midas franchisees are now responsible for funding the warranty program and the Company’s future warranty expense will be exactly offset by warranty revenue.

Selling, general and administrative expenses in the first three months of fiscal 2010 increased $0.5 million, or 3.8%, from the first three months of fiscal 2009 to $13.7 million. The increase was driven by $1.1 million in incremental legal and other costs incurred in connection with the Company’s arbitration process with its licensee in Europe. Should MDS prevail in its arbitration proceedings, it intends to seek reimbursement of our legal and arbitration fees.

During the first three months of fiscal 2010, the Company recorded a gain of $0.1 million in connection with the sale of certain company-operated shop assets. During the first three months of fiscal 2009, the Company recorded a loss of $0.1 million in connection with the sale of certain shop assets.

As a result of the above changes, operating income decreased $0.2 million to $3.5 million in the first three months of fiscal 2010 from $3.7 million in the first three months of fiscal 2009 and operating income margin decreased to 7.3% of sales from 8.4% of sales.

Interest expense was $2.5 million in the first three months of fiscal 2010 compared to $2.0 million in the first three months of fiscal 2009. Interest expense increased in the first three months of fiscal 2010 due to an increase in the Company’s average borrowing rate to current market rates a result of the Company’s extension of its credit agreement in December 2009.

Other income was $0.2 million in the first three months of fiscal 2010 compared to $0.1 million in the first three months of fiscal 2009. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 41.4% in the first three months of fiscal 2010 compared to 44.2% in the first three months of fiscal 2009 and the 2010 statutory tax rate of 39.2%. The higher tax rate in the first three months of fiscal 2009 was primarily due to a write-down of the Canadian deferred tax asset due to a reduction in the corporate income tax rates for British Columbia.

As a result of the above items, net income decreased $0.3 million from net income of $1.0 million in the first three months of fiscal 2009 to net income of $0.7 million in the first three months of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first three months of fiscal 2010 and 2009, respectively (in millions):

	2010	2009
Cash provided by operating activities before cash outlays for business transformation costs and net changes in assets and liabilities	$4.0	$4.6
Cash outlays for business transformation costs	(0.1)	(0.1)
Net changes in assets and liabilities, exclusive of the effects of acquisitions and dispositions	(1.3)	(6.2)

Net cash provided by (used in) operating activities	2.6	(1.7)
Net cash used in investing activities	(3.6)	(1.2)
Net cash provided by financing activities	1.4	3.4

Net change in cash and cash equivalents	$0.4	$0.5

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit, allowing MDS to minimize interest expense and to maintain a low cash balance. The Company’s cash and cash equivalents increased $0.4 million in the first three months of fiscal 2010.

The Company’s operating activities provided net cash of $2.6 million during the first three months of fiscal 2010 compared to $1.7 million of cash used in operations in the first three months of fiscal 2009. Excluding cash outlays for business transformation costs and changes in assets and liabilities, cash provided by operating activities decreased from $4.6 million in the first three months of fiscal 2009 to $4.0 million in the first three months of fiscal 2010, due to the decrease in net income, a gain on sale of assets in the first three months of 2010 compared to a loss on sale of assets in the first three months of 2009, and lower depreciation and amortization. Cash outlays for business transformation costs were $0.1 million in the first three months of both fiscal 2010 and fiscal 2009. Cash outlays for business transformation costs in the fiscal 2010 were for severance and outplacement costs related to a 2009 reduction-in-force. Cash outlays for business transformation costs in fiscal 2009 were related to the Company’s update of its retail shop image.

Changes in assets and liabilities went from a $6.2 million use of cash in the first three months of fiscal 2009 to a $1.3 million use of cash in the first three months of fiscal 2010. The $1.3 million use of cash in fiscal 2010 was primarily driven by a reduction in accounts payable as seasonally high tire purchases in the fourth quarter of fiscal 2009 were paid. The $6.2 million use of cash in fiscal 2009 was primarily driven by the timing of advertising payments.

Investing activities used $3.6 million of cash in the first three months of fiscal 2010 compared to $1.2 million of cash in the first three months of fiscal 2009. Investing activities in the first three months of fiscal 2010 consisted of $0.5 million in capital expenditures, $3.5 million paid in conjunction with the acquisition of 22 shops and other assets from a Midas franchisee in Northern California, and $0.4 million in cash generated as a result of the sale of three company-operated shops. The $0.5 million in capital expenditures included $0.2 million in leasehold improvements, $0.2 million for systems development projects and $0.1 million for company-operated shop equipment additions. Investing activities in the first three months of fiscal 2009 consisted of $1.1 million in capital expenditures and $0.1 million paid in conjunction with the acquisition of a shop and other assets from a Midas franchisee. The $1.1 million in capital expenditures included $0.5 million in Co-Branding spending on Midas company-operated shops, $0.2 million for systems development projects, $0.4 million for company-operated shop equipment additions and other capital expenditures.

Net cash provided by financing activities was $1.4 million in the first three months of fiscal 2010, compared to net cash provided of $3.4 million in the first three months of fiscal 2009. During the first three months of fiscal 2010, MDS increased total debt by $2.1 million and decreased outstanding checks by $0.7 million. The increase in total debt included $0.1 million of capital leases assumed as a result of acquisition of 22 shops and other assets from a Midas franchisee in Northern California. During the first three months of fiscal 2009, MDS increased total debt by $4.0 million, partially offset by a decrease in outstanding checks of $0.6 million.

On December 4, 2009, MDS entered into a three-year extension of its existing unsecured revolving credit facility. The credit agreement was extended through October 27, 2013 with no material changes in existing covenants. The extended facility is for $125 million and is further expandable to $175 million by the Company with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 3.50% at April 3, 2010. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum net worth. As of April 3, 2010, the Company was in compliance with all debt covenants.

As of April 3, 2010, a total of $74.4 million was outstanding under the revolving credit facility. As of January 2, 2010, a total of $71.9 million was outstanding under the revolving credit facility.

In November 2005, $20 million in revolving bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five-year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in revolving bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% through October 2010. As a consequence, currently $45 million of the Company’s $74.4 million in revolving bank debt is at fixed rates.

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of revolving bank debt.

The November 2005, March 2007 and January 2010 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments.

On November 9, 2004, the MDS Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million of the Company’s outstanding common stock. On May 9, 2006, the MDS Board of Directors authorized a $25 million increase in the share repurchase program and on May 8, 2007 the Board authorized an additional $50 million increase. The Company has paid approximately $65.7 million for shares acquired under this current program since the buyback program was first authorized in 2004. At this time, the Company has suspended its share repurchases and is focused on reducing outstanding bank debt.

In January 2010, the Company acquired 22 Midas shops from an existing franchisee in Northern California for total consideration of approximately $6.6 million. Simultaneous to the shop purchase, two shops were sold to a new Midas franchisee. The total cash outlay for the purchase, net of proceeds received in the shop sale was approximately $3.5 million.

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

Prior to July 1, 2009 in Canada and January 1, 2008 in the U.S., product royalties received from the Company’s preferred supply chain vendors were recorded in revenue and substantially offset the cost of warranty claims. Beginning on January 1, 2008 in the U.S. and July 1, 2009 in Canada, the Midas warranty program became funded directly by franchisees. The Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties issued prior to July 1, 2009 in Canada and January 1, 2008 in the U.S. The Company determines the estimated value of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim on a current cost basis. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions.

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

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees and suppliers, rents and other amounts. The future collectability of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. Recent market conditions have increased the uncertainty of these estimates. Any adverse change in these factors could have a significant impact on the collectability of these assets and could have a material impact on the Company’s consolidated financial statements.

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

Pensions

The Company has non-contributory defined benefit pension plans covering certain of its employees. The Company’s funding policy for the U.S. plan is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Act of 1974, plus any additional amounts the Company may deem to be appropriate. The Company accounts for its defined benefit pension plans in accordance with ASC 715 Compensation – Retirement Benefits, which requires that amounts recognized in the financial statements be determined on an actuarial basis. The amount recorded as pension assets or liabilities is determined by comparing the projected benefit obligation (PBO) to the fair value of the plan assets. Amounts recognized in accumulated other comprehensive income consist of unrecognized actuarial gains, losses, and prior service costs, net of tax.

To account for its defined benefit pension plans in accordance with ASC 715, the Company must make three main determinations at the end of each fiscal year. First, it must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligation for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent year. To determine this rate, the Company prepares a detailed analysis of projected future cash flows using the Citigroup Pension Discount Curve.

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

The determination of fair value of the reporting units and assets and liabilities within the reporting units requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In both the U.S. and Canada, the reporting unit is defined as retail operations, which consists of both franchised and Company-operated locations. Both the U.S. and Canadian retail operations reporting units generate significant operating income, and therefore the risk of goodwill impairment is remote.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at April 3, 2010. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of April 3, 2010, the Company had recorded a valuation allowance of $0.4 million against certain state income tax net operating loss carry forwards because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. However, due to the inherent uncertainty involved in determining the realizability of the company’s deferred tax assets, the future realizability could differ from management estimates at April 3, 2010.

IMPACT OF NEW ACCOUNTING STANDARDS

New Accounting Pronouncements – Adopted

On January 3, 2010, MDS adopted changes issued by the Financial Accounting Standards Board (FASB) to accounting for variable interest entities. These changes require significant modifications to the analysis, evaluation and disclosure of variable interest entities. The Company does not have any variable interest entities. As a result, the adoption of these changes had no impact on the Company’s Financial Statements.

On January 3, 2010, MDS adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. Other than the required additional disclosures, the adoption of these changes had no impact on the Company’s Financial Statements.

New Accounting Pronouncements—Issued

In October 2009, the FASB issued new accounting guidance related to the recognition of revenue for multiple deliverable arrangements as well as guidance which alters the scope of revenue recognition for software deliverables to exclude items sold that include hardware with software that is essential to its functionality. The Company does not engage in the type of transactions covered by this guidance. As a result, the Company has determined that the adoption of this guidance will have no impact on the on the Company’s Financial Statements.

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements on a gross basis rather than as one net number. These changes become effective for MDS beginning January 2, 2011. The Company has determined that the adoption of this guidance will have no impact on the on the Company’s Financial Statements.

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

The Company is subject to certain market risks, including foreign currency and interest rates. MDS uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. MDS is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. Specifically, the Company’s primary exposure is to changes in exchange rates for the U.S. dollar versus the Canadian dollar and the Euro for international license fees from Europe.

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

Interest rate risk is managed through variable rate borrowings in combination with swaps to fixed interest rates on a portion of those borrowings. In November 2005, $20 million in revolving bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five-year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in revolving bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% through October 2010. As a consequence, currently $45 million of the Company’s $74.4 million in revolving bank debt is at fixed rates.

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of revolving bank debt.

The November 2005, March 2007 and January 2010 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of April 3, 2010, the fair value of these instruments was a pre-tax loss of approximately $1.5 million.

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

Reference is made to the disclosures set forth in the Company’s Form 10-K for the year ended January 2, 2010 under the heading “Legal Proceedings” for a description of certain legal proceedings in which the Company is involved.

As previously disclosed in the Company’s Form 10-K for the year ended January 2, 2010, the Company is engaged in an arbitration proceeding with MESA S.p.A. (“MESA”) and Norauto Groupe SA (“Norauto”). On February 10, 2010, Midas made its first substantive written submission to the arbitration panel. MESA and Norauto filed their second substantive written submission in May 2010 and Midas is scheduled to file its second substantive written submission in June 2010. At present, the hearing is scheduled for July 12-16, 2010.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

January 2010: (January 3, 2010 through January 30, 2010)	—	—	—	$34,347,399

February 2010: (January 31, 2010 through February 27, 2010)	—	—	—	$34,347,399

March 2010: (February 28, 2010 through April 3, 2010)	—	—	—	$34,347,399

Total	—	—	—

(1)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in MDS stock. On May 9, 2006, the MDS Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of April 3, 2010, a total of approximately 3,248,100 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.21. This program has been suspended.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved

Item 5.	Other Information.

(a)	Information required to be disclosed in a report on Form 8-K.

1.	Information required to be disclosed pursuant to Item 5.07 of Form 8-K: Submission of Matters to a Vote of Security Holders.

(A)	The Annual Meeting of Shareholders of the Company was held on May 11, 2010.

(B)	At the Annual Meeting of Shareholders, the shareholders voted on the following matters: (1) the election of two directors of the Company to serve until the 2013 Annual Meeting of Shareholders (2) the approval of the amendment and restatement of the Company’s existing equity incentive plans, which plans, as amended and restated, would permit a one-time stock option exchange offer and (3) the approval of independent auditors. The voting results were as follows:

(1)	Each nominee for director was elected by a vote of the shareholders as follows:

Director	For	Withheld	Broker Non-Votes
Archie R. Dykes	10,025,901	1,928,051	1,479,296
Alan D. Feldman	10,482,199	1,471,754	1,479,296

Additional directors, whose terms of office as directors continued after the meeting, are as follows:

Term Expiring in 2011	Term Expiring in 2012
Thomas L. Bindley	Jarobin Gilbert, Jr.
Robert R. Schoeberl	Diane L. Routson

(2)	The proposal to amend and restate the Company’s existing equity incentive plans, which plans, as amended and restated, would permit a one-time stock option exchange offer was approved by shareholders as follows:

For	Against	Abstentions	Broker Non-Votes
6,763,134	5,165,936	24,883	1,479,296

(3)	The proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending January 1, 2011 was approved by shareholders as follows:

For	Against	Abstentions
13,250,918	154,002	28,328

(C)	Part (c) of Item 5.07 of Form 8-K is not applicable.

2.	Information required to be disclosed pursuant to Item 5.02 of Form 8-K: Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 11, 2010, John A. Warzecha, the Company’s Senior Vice President—Franchise Development, informed the Board of Directors of his intention to retire. An effective date for Mr. Warzecha’s retirement has not been set.

On May 11, 2010, the MDS Executive Retirement Plan—Account Balance Component was terminated by action of the Board of Directors. The amounts due to participants under the Plan will be distributed to participants in accordance with IRS regulations.

        On May 11, 2010, the stockholders of the Company approved the amendment and restatement of the Amended and Restated Midas, Inc. Stock Incentive Plan (the “Incentive Plan”) and the amendment and restatement of the Midas, Inc. Treasury Stock Plan (the “Treasury Stock Plan” and together with the Incentive Plan, the “Plans”). The terms of the Plans remained substantially unchanged. A provision was added to each of the amended and restated plans to permit the Company, by action of the Compensation Committee of the Board of Directors, to effect an option exchange offer program (the “Option Exchange Offer”), to be commenced through a one-time option exchange offer. Under the Option Exchange Offer, eligible holders of unexercised and unexpired options granted under the Incentive Plan between 2004 and 2008 with an exercise price per share ranging from $15.22 to $21.74 and holders of outstanding, unexercised and unexpired options granted under the Treasury Plan during 2005 with an exercise price per share ranging from $22.17 to $23.99 (collectively, the “old options”) will be offered the opportunity to exchange old options for new options (the “replacement options”) granted pursuant to the respective Plans as follows: (1) each replacement option shall have a fair “value” (determined in accordance with a generally accepted option valuation method as of a date prior to the commencement of any exchange offer) equal to or less than the fair value of the old option; (2) the Compensation Committee shall determine the exchange ratios for the Option Exchange Offer consistent with the foregoing pursuant to which (a) each replacement option shall represent the right to purchase fewer shares of Common Stock than the shares underlying the old option, and (b) the per share exercise price of each replacement option shall be not less than the fair market value of a share of Common Stock on the date of issuance of the replacement option; (3) each old option or portion thereof shall be exchanged for a replacement option or portion thereof that is unvested as of the date of such exchange but will vest in two (2) equal annual installments of 50% per year on the first and second anniversaries of the grant date; and (4) each replacement option shall expire in accordance with the terms of the option but in no event later than the tenth (10th) anniversary of the grant date. All other material terms of each replacement option shall be substantially similar to the old option exchanged therefore. Subject to the foregoing, the Compensation Committee shall be permitted to determine additional terms, restrictions or requirements relating to the Option Exchange Offer.

Additional information regarding the amended and restated Plans is set forth in the Company’s Proxy Statement with respect to its Annual Meeting filed with the Commission on April 5, 2010 and the descriptions set forth therein are incorporated herein by reference.

(b)	Not applicable.

Item 6.	Exhibits.

10.46	Description of 2010 Incentive Compensation Plan.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2010	/S/ ALAN D. FELDMAN
Alan D. Feldman
Chairman, President and Chief Executive Officer

/S/ WILLIAM M. GUZIK
William M. Guzik
Executive Vice President and Chief Financial Officer

/S/ JAMES M. HAEGER, JR.
James M. Haeger, Jr.
Vice President and Controller