Form 10-Q
period 2010-10-02
MIDAS INC
filed 2010-11-09
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of November 1, 2010 was 14,195,434.

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

MIDAS, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2010	2009	2010	2009
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)

Sales and revenues:
Franchise royalties and license fees	$13.8	$14.0	$40.7	$41.0
Real estate revenues from franchised shops	8.0	8.2	23.8	24.6
Company-operated shop retail sales	19.7	17.0	60.0	49.4
Replacement part sales and product royalties	5.9	5.9	16.9	18.0
Software sales and maintenance revenue	1.4	1.3	4.4	4.1

Total sales and revenues	48.8	46.4	145.8	137.1

Operating costs and expenses:
Franchised shops – occupancy expenses	5.7	5.8	16.6	17.1
Company-operated shop parts cost of sales	5.9	4.8	17.1	13.7
Company-operated shop payroll and employee benefits	8.5	7.4	25.3	21.1
Company-operated shop occupancy and other operating expenses	6.5	5.8	19.5	16.6
Replacement part cost of sales	5.1	5.2	14.6	15.8
Warranty expense	0.3	0.1	0.9	0.5
Selling, general, and administrative expenses	12.7	12.5	40.3	39.6
Loss on sale of assets, net	0.2	0.1	0.1	0.2
Business transformation charges	—	0.1	—	0.3

Total operating costs and expenses	44.9	41.8	134.4	124.9
Operating income	3.9	4.6	11.4	12.2
Interest expense	(2.4)	(2.0)	(7.3)	(6.1)
Other income, net	0.1	0.1	0.3	0.4

Income before income taxes	1.6	2.7	4.4	6.5
Income tax expense	0.8	1.3	2.1	3.7

Net income	$0.8	$1.4	$2.3	$2.8

Earnings per share:
Basic	$0.06	$0.10	$0.17	$0.21

Diluted	$0.06	$0.10	$0.17	$0.21

Average number of shares:
Common shares outstanding	13.8	13.7	13.7	13.7
Common stock warrants	0.1	0.1	0.1	0.1

Shares applicable to basic earnings	13.9	13.8	13.8	13.8
Equivalent shares on outstanding stock awards	0.2	—	0.3	—

Shares applicable to diluted earnings	14.1	13.8	14.1	13.8

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED BALANCE SHEETS

(In millions, except per share data)

	Fiscal September 2010	Fiscal December 2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1.1	$0.9
Receivables, net	25.5	31.2
Inventories	5.1	5.6
Deferred income taxes	9.2	9.5
Prepaid assets	4.0	4.4
Other current assets	2.5	3.0

Total current assets	47.4	54.6
Property and equipment, net	82.7	86.4
Goodwill and other intangible assets, net	41.5	36.8
Deferred income taxes	44.8	46.1
Other assets	3.7	4.7

Total assets	$220.1	$228.6

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.5	$1.5
Current portion of accrued warranty	2.0	2.0
Accounts payable	20.6	22.8
Accrued expenses	20.2	24.0

Total current liabilities	44.3	50.3
Long-term debt	65.1	71.9
Obligations under capital leases	1.5	1.6
Finance lease obligation	29.5	30.5
Pension liability	19.0	20.1
Accrued warranty	9.5	11.3
Deferred warranty obligation	6.5	5.3
Other liabilities	7.0	4.6

Total liabilities	182.4	195.6

Temporary equity:
Non-vested restricted stock subject to redemption	3.5	3.7

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	8.8	6.3
Treasury stock, at cost (3.5 million shares)	(71.8)	(71.5)
Retained income	113.3	111.0
Accumulated other comprehensive loss	(16.1)	(16.5)

Total shareholders’ equity	34.2	29.3

Total liabilities and shareholders’ equity	$220.1	$228.6

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the nine months ended fiscal September
	2010	2009
Cash flows from operating activities:
Net income	$2.3	$2.8
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	7.1	7.1
Stock-based compensation	2.3	2.9
Amortization of financing fees	0.4	0.2
Business transformation charges	—	0.3
Deferred income taxes	1.6	2.9
Loss on sale of assets	0.1	0.2
Cash outlays for business transformation costs	(0.2)	(0.2)
Changes in assets and liabilities, exclusive of effects of business transformation charges, acquisitions and dispositions	0.7	(3.6)

Net cash provided by operating activities	14.3	12.6

Cash flows from investing activities:
Capital investments	(3.3)	(3.4)
Cash paid for acquired businesses	(3.5)	(0.1)
Proceeds from sales of assets	1.5	0.1

Net cash used in investing activities	(5.3)	(3.4)

Cash flows from financing activities:
Net repayments under revolving lines of credit	(6.8)	(6.2)
Decrease in outstanding checks	(0.5)	(0.7)
Payment of principal obligations under capital leases	(0.2)	(0.3)
Payment of principal obligations under finance lease	(1.0)	(0.8)
Borrowings under capital lease arrangements	0.1	—
Cash paid for treasury shares	(0.4)	(0.7)

Net cash used in financing activities	(8.8)	(8.7)

Net change in cash and cash equivalents	0.2	0.5
Cash and cash equivalents at beginning of period	0.9	1.1

Cash and cash equivalents at end of period	$1.1	$1.6

See notes to condensed financial statements.

MIDAS, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained Income	Comprehensive Income	Accumulated Other
	Shares	Amount	Shares	Amount			Comprehensive Loss

Fiscal year end 2009	17.7	$6.3	(3.5)	$(71.5)	$111.0		$(16.5)

Stock option expense	—	0.8	—	—	—		—

Restricted stock awards	—	(0.3)	—	0.3	—		—

Restricted stock vesting	—	1.5	—	—	—		—

Forfeiture of restricted stock awards	—	0.5	—	(0.2)	—		—

Purchase of treasury shares	—	—	—	(0.4)	—		—

Net income	—	—	—	—	2.3	$2.3	—

Other comprehensive income
— foreign currency translation	—	—	—	—	—	0.2	0.2
— unrecognized pension costs, net of tax	—	—	—	—	—	0.5	0.5
— loss on derivative financial instruments, net of tax	—	—	—	—	—	(0.3)	(0.3)

Comprehensive income	—	—	—	—	—	$2.7	—

Fiscal third quarter end 2010	17.7	$8.8	(3.5)	$(71.8)	$113.3		$(16.1)

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

The condensed interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 2, 2010. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended October 2, 2010 (“third quarter fiscal 2010”) and October 3, 2009 (“third quarter fiscal 2009”) and of its financial position as of October 2, 2010. All such adjustments are of a normal recurring nature. The results of operations for the third quarter of fiscal 2010 and 2009 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed interim period financial statements present the consolidated financial information for MDS and its wholly-owned subsidiaries. The unaudited condensed interim period financial statements for the quarters and nine months ended October 2, 2010 and October 3, 2009 both cover a 13-week period and a 39 week period respectively. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the fiscal December 2009 condensed balance sheet, as well as the consolidated statement of cash flow for the nine months ended September 2009, in order to provide comparability with the fiscal 2010 financial statements.

Potential common share equivalents that could impact basic and diluted earnings per share but were excluded because they would be anti-dilutive were as follows (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2010	2009	2010	2009

Stock options	1.1	1.8	1.2	1.8

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

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments for interest and taxes as follows (in millions):

	For the nine months ended fiscal September
	2010	2009

Interest paid	$7.1	$6.0
Income taxes paid	0.3	0.5

The acquisition of certain previously franchised shops resulted in non-cash reductions of accounts receivable of approximately $2.5 million during the first nine months of fiscal 2010. See Footnote 7, “Acquisitions and Divestitures” for additional information.

3. Debt Agreements

On December 4, 2009, MDS entered into a three-year extension of its existing unsecured revolving credit facility. The credit agreement was extended through October 27, 2013 with no material changes in existing covenants. The extended facility is for $125 million and is further expandable to $175 million by the Company with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 3.00% at October 2, 2010. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum net worth. As of October 2, 2010, the Company was in compliance with all debt covenants.

As of October 2, 2010, a total of $65.1 million was outstanding under the revolving credit facility. As of January 2, 2010, a total of $71.9 million was outstanding under the revolving credit facility.

In November 2005, $20 million in revolving bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five-year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in revolving bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% through October 2010. As a consequence, at the end of the third quarter of fiscal 2010 $45 million of the Company’s $65.1 million in revolving bank debt was at fixed rates.

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of revolving bank debt.

The November 2005, March 2007 and January 2010 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive loss as a gain or loss on derivative financial instruments. See Footnote 8, “Fair Value Measurements and Derivative Instruments” for additional information.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The fair value of the Company’s revolving credit facility is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms and comparable credit risk.

Expected Maturity Date	2010	2011	2012	Thereafter	Total	Fair Value
Long-term debt (in millions):
Revolving credit facility (variable rate)	$—	$—	$—	$65.1	$65.1	$65.9
Average interest rate				3.8%	3.8%

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

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2010	2009	2010	2009
Service cost	$0.2	$0.2	$0.6	$0.5
Interest cost on projected benefit obligation	0.9	0.9	2.7	2.7
Expected return on assets	(1.1)	(1.1)	(3.2)	(3.2)
Net amortization and deferral	0.3	0.2	0.8	0.6

Total net periodic pension cost	$0.3	$0.2	$0.9	$0.6

The Company made cash contributions of approximately $1.5 million to the pension plans during the first nine months of fiscal 2010. The Company expects to make additional cash contributions of approximately $0.2 million to the pension plans during fiscal 2010 in order to maintain minimum statutory funding requirements.

5. Stock-Based Compensation and Other Equity Instruments

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest annually over a period of four to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of October 2, 2010:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2009	1,927,053	$6.77–$23.99	$13.12
Granted	5,000	7.00–7.00	7.00
Cancelled or forfeited	(36,100)	14.88–21.53	15.72
Tendered for exchange	(747,090)	15.22–23.99	18.91
Issued in exchange	297,760	7.52–7.52	7.52

Outstanding at October 2, 2010	1,446,623	6.77–22.17	8.88	5.3	$0.3
Exercisable at October 2, 2010	1,081,735	6.77–22.17	8.69	4.1	0.3

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

At its annual meeting of shareholders on May 11, 2010, the Company received shareholder approval to implement an employee stock option exchange program. Under this program, employees holding stock options granted between 2004 and 2008 with exercise prices ranging from $15.22 to $23.99 were offered the opportunity to exchange their existing stock options for a lesser number of replacement stock options. The exchange program was completed on September 10, 2010. As a result of this exchange, 747,090 options were retired and 297,760 replacement options were issued at a strike price of $7.52. The replacement options will vest in two equal installments of 50% per year on the first and second anniversaries of the grant date and are exercisable for a period of 10 years from the grant date. The number of replacement stock options granted was determined using an exchange ratio such that the fair value of the replacement options received in the exchange equaled the fair value of the options surrendered in the exchange. The stock option exchange program did not result in additional expense.

The Company granted 5,000 stock options in the first nine months of fiscal 2010 and 298,000 options in the first nine months of fiscal 2009. Additional information pertaining to option activity during the first nine months of fiscal 2010 and 2009 was as follows (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2010	2009	2010	2009
Weighted average grant-date fair value of option activity:
Stock options granted	$—	$—	$—	$1.3
Stock options vested	0.5	—	0.7	1.1
Stock options tendered for exchange	(14.1)	—	(14.1)	—
Stock options issued in exchange	2.2	—	2.2	—
Stock options cancelled or forfeited	(0.3)	(0.7)	(0.3)	(0.7)

The weighted average estimated fair value of the options granted in the nine months ended fiscal 2010 and 2009 was $3.47 and $4.52 respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2010	2009
Risk-free interest rate	1.84%	2.45%
Dividend yield	0.0%	0.0%
Expected volatility	47.50%	43.48%
Expected life in years	5.75	6.25

Volatility is derived based on historical trends. Expected life is calculated utilizing the simplified method as prescribed by Accounting Standards Codification (“ASC”) 718 Compensation – Stock Compensation.

As of October 2, 2010, there was $2.0 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock

Annually the Company grants shares of restricted stock to certain employees, officers and directors. Certain restricted stock vests at the five or seven year anniversary of the grant date, with provisions for accelerated vesting upon the occurrence of certain pre-determined events (“cliff-vesting shares”), while other restricted stock vests equally over periods of three to five years or only upon the occurrence of certain pre-determined events (the latter being referred to as “performance shares”). The fair value of all but the performance share grants is equal to the stock price on the date of the grant. The fair value of the performance share grants is based on their derived service period calculated using either a Monte Carlo simulation model or management’s expectations of achieving the objectives depending on the nature of the performance criteria. Activity for restricted shares for the first nine months of fiscal 2010, including the non-vested restricted shares outstanding and the weighted average grant-date fair value of those restricted shares, is shown in the table below:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Non-vested balance as of January 2, 2010	758,203	$10.57
Granted	15,000	9.32
Forfeited	(33,379)	(11.67)
Vested	(108,988)	(12.56)

Non-vested balance as of October 2, 2010	630,836	$10.37

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The 2010 shares granted included independent directors and a special grant to an employee.

As of October 2, 2010, there was $2.6 million of unamortized restricted stock compensation of which $6.1 million was included as a reduction to paid-in capital and $3.5 million was included in non-vested restricted stock subject to redemption. The $2.6 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 1.7 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of non-vested restricted stock in certain circumstances. ASC 480 Distinguishing Liabilities from Equity requires securities with contingent cash settlement provisions that are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $3.5 million value of non-vested restricted stock as temporary equity on the consolidated balance sheet as of October 2, 2010. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of October 2, 2010, a total of 41,273 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

The Company did not record an excess tax benefit in the first nine months of fiscal 2010 or fiscal 2009 related to stock-based compensation plans or equity instruments. The Company was in a net operating loss carry-forward position for the first nine months of fiscal 2010 and 2009. As a result, the excess tax benefit is not recognized until the deduction reduces the Company’s income taxes payable, which occurs once the net operating loss has been fully utilized. Therefore, there was no impact on cash flows from operating activities or cash flows from financing activities in the Statement of Cash Flows.

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

Year-to-date warranty activity through the first nine months of fiscal 2010 is summarized as follows (in millions):

Accrued warranty at beginning of period	$13.3
Changes in foreign exchange rate	0.1
Warranty credit issued to franchisees (warranty claims paid)	(1.9)

Accrued warranty at end of period	11.5
Less current portion	(2.0)

Accrued warranty – non-current	$9.5

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Year-to-date activity through the first nine months of fiscal 2010 for the deferred warranty obligation related to this program is summarized as follows (in millions):

Deferred warranty obligation at beginning of period	$5.3
Warranty fees charged to franchisees and company-operated shops	2.2
Warranty credits issued to company-operated shops	(0.1)
Warranty credits issued to franchisees	(0.9)

Deferred warranty obligation at end of period	$6.5

In the first nine months of fiscal 2010, the Company recognized $0.9 million of warranty revenue in replacement part sales and product royalties and an equal amount of warranty expense under this program.

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

The Company re-franchised 10 company-operated Midas and two company-operated SpeeDee shops in the first nine months of fiscal 2010. The re-franchising of these 12 company-operated shops resulted in a write-down of $0.4 million of intangible assets and a net gain on sale of assets of approximately $45,000.

MIDAS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The fair value of derivative instruments is summarized as follows (in millions):

	As of October 2, 2010		As of January 2, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate contracts	Other liabilities	$2.1	Other liabilities	$—
Interest rate contracts	Accrued expenses	0.2	Accrued expenses	1.8

Total derivatives designed as hedging instruments		$2.3		$1.8

Because the interest rate contracts have been designated as cash flow hedges and have been evaluated to be highly effective, there is no impact on the Condensed Interim Statement of Operations. The after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive loss as a loss on derivative financial instruments.

As of October 2, 2010, the carrying values of cash and cash equivalents and accounts payable approximated their fair values because of the short-term nature of these instruments. The fair value of accounts and notes receivable, net of allowances, approximates their carrying value. The Company’s revolving debt obligations, excluding capital leases, were estimated to have a fair value of $65.9 million, compared to their carrying value of $65.1 million.

9. Contingencies

As previously disclosed in the Company’s Form 10-K for the year ended January 2, 2010, the Company is engaged in an arbitration proceeding with MESA S.p.A. (“MESA”) and Norauto Groupe SA (“Norauto”). Midas filed its second substantive written submission to the arbitration panel in June 2010 and formal hearings were held in Geneva, Switzerland on July 13-16. On August 2, Midas and MESA and Norauto filed their closing submissions. A ruling by the arbitral tribunal is expected at any time.

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

Refranchising Company-Operated Shops

While many of the company-operated shops are profitable, the company-operated shop business is unprofitable as a whole. The refranchising of company-operated shops, particularly those that are unprofitable, benefits the Company in a number of ways. First, the operating losses of the shops are replaced by royalty revenue that has no associated costs. Second, the operational risks associated with running a shop on a day-to-day business are no longer borne by the Company. Third, the Company is able to reduce corporate overhead in its company-operated shop business and in back-office support functions.

As of October 2, 2010, MDS operated 116 company-operated Midas, SpeeDee and Midas-SpeeDee Co-Branded shops. The Company refranchised 14 shops in the first nine months of fiscal 2010 and expects to refranchise additional shops during the remainder of 2010.

Growing Shop Count

Sales performance among U.S. Midas shops varies dramatically between the top-third performing shops and the bottom-third performing shops. For the first nine months of fiscal 2010, the top-third performing shops reported comparable shop sales increases of 18%, including a 10% increase in brake sales, while the bottom-third performing shops experienced a 10% decline in sales, including a 13% decline in brakes. The Company believes that this diversity in performance is largely due to the fact that Midas is an older franchise system and that certain long-term franchisees are struggling with the ongoing changes required to adapt to the current automotive aftermarket. As a result, the Company has been working diligently to identify those franchisees that are cannot or will not adapt to the new environment and has been assisting them in transitioning out of the Midas system in favor of new franchise ownership.

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

As of October 2, 2010, the Company’s available shop inventory consisted of 69 shops, 15 of which were owned by the Company and 54 of which were leased from third parties. During 2009, the Company collected an average annual rent amount of $59,000 from the locations it leased to franchisees and collected an average of $29,000 in royalties from each Midas shop in North America. Therefore, the reopening of these previously operated shops has the potential of adding significant revenues and operating profits in the future. The Company re-opened 10 shops in the first nine months of fiscal 2010 and expects to re-open more shops from its available shop inventory during the remainder of 2010.

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

As a result, in 2009, the Company changed its promotional advertising strategy in the U.S. from national television advertising to a more locally-focused advertising approach featuring value-priced oil changes. This change has had a significant impact on average daily car count per shop, as car count grew by 12% in fiscal 2009 and by an additional 11% in the first nine months of fiscal 2010. The Company believes that this value-priced, locally-focused oil change advertising strategy will provide an opportunity to form broader, longer-term relationships with these new customers for brake repairs, factory scheduled maintenance and major repairs.

Comparable shop sales of oil changes in North America have increased in each of the past three years and rose 16% in the first nine months of fiscal 2010. However, revenues from this category still represent less than 10% of U.S. Midas system sales, and the typical Midas shop performs fewer than eight oil changes per day. While oil change revenue and car count have been growing over the past several years, management believes the Midas system has the capacity to significantly increase that number.

With respect to growing brake sales, the Company is in the process of a system-wide training effort for franchisees and shop employees called the “Midas Way”. The program is focused on establishing greater operating uniformity throughout the Midas system, including phone handling, customer interaction, product stocking and the brake inspection process, as well as the customer follow-up process.

The Company also continues to believe that the sales of tires and related tire services represent a significant opportunity for sales growth at Midas. Comparable shop sales of tires and related tire services in the U.S. increased significantly in each of the past four years and were up nearly 8% in the first nine months of 2010. The Company continues to test a significantly expanded tire program in certain company-operated and franchised Midas shops. If this program succeeds, it will serve as a model for shops throughout the Midas system.

Finally, the Company believes that by Co-Branding Midas and SpeeDee shops by combining into one location Midas’ expertise in general repairs and strong brand awareness with SpeeDee’s strength in executing quick-lube and fluid exchanges, that it can create a powerful new format focused on satisfying the needs of time-pressed consumers seeking value, excellence in service and a long-term auto service relationship. The SpeeDee franchise locations that were Co-Branded in late 2009 reported a comparable shop sales increase of 6% in the first nine months of fiscal 2010, while the SpeeDee franchise locations that were co-branded in the first six months of 2010 also reported a 6% comparable shop sales increase in the third quarter of fiscal 2010. The company-operated Midas shops that have been Co-Branded generated a comparable shop sales increase of 7.3% in the first nine months of 2010. Finally, the Midas franchised shops that have converted to the Co-Brand concept saw sales increase 13.6% in the first nine months of fiscal 2010.

As of October 2, 2010, there were 39 Co-Brand locations in operation. The Company expects to have 50 Co-Brand locations operating by the end of fiscal 2010.

MDS management believes that while the current economic environment, and the need to develop stronger customer relationships and improve operations execution, pose significant challenges for automotive aftermarket service providers, the potential to succeed is significant for those automotive service providers that are willing and able to adapt.

RESULTS OF OPERATIONS

Third Quarter Fiscal 2010 Compared with Third Quarter Fiscal 2009

The following is a summary of the Company’s sales and revenues for the third quarter of fiscal 2010 and 2009: ($ in millions)

	2010	Percent to Total	2009	Percent to Total
Franchise royalties and license fees	$13.8	28.3%	$14.0	30.2%
Real estate revenues from franchised shops	8.0	16.4	8.2	17.7
Company-operated shop retail sales	19.7	40.3	17.0	36.6
Replacement part sales and product royalties	5.9	12.1	5.9	12.7
Software sales and maintenance revenue	1.4	2.9	1.3	2.8

Total sales and revenues	$48.8	100.0%	$46.4	100.0%

Total sales and revenues for the third quarter of fiscal 2010 increased $2.4 million, or 5.2%, from the third quarter of fiscal 2009. Within the retail auto service business, royalty revenues and license fees were $13.8 million in the third quarter of fiscal 2010 compared to $14.0 million in third quarter of fiscal 2009. This decrease primarily reflects fewer shops in operation in North America, growth in the company-operated shop portfolio and weakness in Canadian retail sales, partially offset by a comparable shop sales increase of 4.4% in the U.S. and a weaker U.S. dollar that increased the value of Canadian royalties. U.S. average daily car count per shop rose by 11% and U.S. oil change revenues increased by 14% on a comparable shop basis as the Company continues to acquire new customers with value-priced oil changes and greater focus on local marketing promotions. License fees from the Company’s European licensee of approximately $1.1 million for both the third quarter of fiscal 2010 and the third quarter of fiscal 2009 are included in franchise royalties and franchise fees.

Revenues from real estate leases declined $0.2 million to $8.0 million driven by a 3% net reduction in the number of shops paying rent to Midas due to shop closures and the net growth in the company-operated shop portfolio, partially offset by a more favorable Canadian currency exchange rate.

Sales from company-operated shops were $19.7 million in the third quarter of fiscal 2010 compared to $17.0 million in third quarter of fiscal 2009. The increased revenues primarily reflect an increase in the shop count from 101 to 116 in the past year. Sales at the Midas company-operated shops increased by 3.0% on a comparable shop basis. Sales at Midas company-operated shops were boosted by a 7.3% increase in comparable shop sales for Co-Brand locations.

Replacement part sales and product royalties of $5.9 million in the third quarter or fiscal 2010 were flat compared to the third quarter of fiscal 2009. Lower sales of tires and equipment to Midas franchisees were offset by growth in warranty billings. Software sales and maintenance revenue of $1.4 million in the third quarter of fiscal 2010 increased $0.1 million over the third quarter of fiscal 2009.

Total operating costs and expenses increased $3.1 million, or 7.4%, in the third quarter of fiscal 2010 to $44.9 million. Occupancy expenses for franchised shops declined $0.1 million to $5.7 million in the third quarter of fiscal 2010 due to fewer shops under lease. Company-operated shop costs and expenses rose to $20.9 million in the third quarter of fiscal 2010 from $18.0 million in the third quarter of fiscal 2009. The increase in operating expenses was primarily driven by the higher shop count and the incremental overhead required to support the higher shop count. Payroll and employee benefit costs decreased slightly to 43.2% of company-operated shop sales in fiscal 2010 compared to 43.5% in the same period of the prior year. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales were 33.0% for the third quarter of fiscal 2010 compared to 34.1% for the same period in the prior year. Company-operated shop cost of sales increased from 28.2% of company-operated shop sales in the third quarter of fiscal 2009 to 30.0% in the third quarter of fiscal 2010, primarily as a result of an increase in the proportion of sales of oil and tires (which have lower margins) and higher discounts that helped to drive customer traffic.

Replacement part cost of sales declined to 86.4% of replacement part sales and product royalties, from 88.0% in the third quarter of fiscal 2009. Warranty expense in the third quarter of fiscal 2010 was $0.3 million compared to $0.1 million in the third quarter of fiscal 2009. Warranty expense increased due to higher warranty redemptions, including the start of warranty redemptions in Canada (one year after the launch of the new warranty program in Canada). In the past several years there have been changes in the warranty programs for both countries whereby Midas franchisees are now responsible for directly funding the warranty programs. The Company’s future warranty expense under the new programs will be exactly offset by warranty revenue.

Selling, general and administrative expenses increased to $12.7 million in the third quarter of fiscal 2010 from $12.5 million in the third quarter of fiscal 2009. The increase in expense was driven by $0.8 million in incremental legal and other costs incurred in connection with the Company’s arbitration process with its licensee in Europe. Should MDS prevail in its arbitration proceedings, it will be entitled to reimbursement of all legal and arbitration fees, although there is no guarantee that the tribunal would order reimbursement as this decision is within the discretion of the tribunal. Without these incremental costs, the Company’s selling, general and administrative expenses would have decreased by 4.8% primarily as a result of cost containment measures initiated in late 2009 and reduced management compensation.

No business transformation charges were recorded in the third quarter of fiscal 2010. During the third quarter of fiscal 2009, MDS recorded business transformation charges of $0.1 million related to the Company’s partial funding of the rollout of a new shop image for Canadian Midas franchisees.

During the third quarter of fiscal 2010 and 2009, the Company recorded net losses on the sale of certain company-operated shop assets of $0.2 million and $0.1 million, respectively.

As a result of the above changes, operating income decreased $0.7 million to $3.9 million in the third quarter of fiscal 2010 from $4.6 million in the third quarter of fiscal 2009. Operating income margin decreased to 8.0% of sales from 9.9% of sales.

Interest expense was $2.4 million in the third quarter of fiscal 2010 compared to $2.0 million in third quarter of fiscal 2009. Interest expense increased in the third quarter of fiscal 2010 due to an increase in the Company’s average borrowing rate as a result of the resetting of interest rate spreads to current market rates when the Company extended its credit agreement in December 2009.

The Company recorded other income of $0.1 million in the third quarter of fiscal 2010 and fiscal 2009. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 49.8% in the third quarter 2010 compared to 47.5% in the third quarter of fiscal 2009 and the 2010 statutory tax rate of 39.2%. The 2010 variance from the statutory rate was primarily due to the revaluation of the U.S. deferred tax asset associated with the vesting of restricted stock in July 2010 at a stock price that was lower than the stock price on the day these awards were initially granted. In addition, the rate was negatively impacted by the forfeiture of certain restricted shares by former executives who left the Company during the quarter. The fiscal 2009 variance from the statutory rate was due to a revaluation of the Canadian deferred tax asset due to a reduction in provincial corporate income tax rates enacted during fiscal 2009.

As a result of the above items, net income decreased $0.6 million from net income of $1.4 million in the third quarter of fiscal 2009 to net income of $0.8 million in the third quarter of fiscal 2010.

First Nine Months of Fiscal 2010 Compared with First Nine Months of Fiscal 2009

The following is a summary of the Company’s sales and revenues for the first nine months of fiscal 2010 and 2009: ($ in millions)

	2010	Percent to Total	2009	Percent to Total
Franchise royalties and license fees	$40.7	27.9%	$41.0	29.9%
Real estate revenues from franchised shops	23.8	16.3	24.6	18.0
Company-operated shop retail sales	60.0	41.2	49.4	36.0
Replacement part sales and product royalties	16.9	11.6	18.0	13.1
Software sales and maintenance revenue	4.4	3.0	4.1	3.0

Total sales and revenues	$145.8	100.0%	$137.1	100.0%

Total sales and revenues for the first nine months of fiscal 2010 increased $8.7 million, or 6.4%, from the first nine months of fiscal 2009. Within the retail auto service business, royalty revenues and license fees decreased $0.3 million, or 0.7%, from fiscal 2009. This decrease primarily reflects fewer shops in operation in North America, growth in the company-operated shop portfolio and weakness in Canadian retail sales, partially offset by a comparable shop sales increase of 2.2% in the U.S. and a weaker U.S. dollar that increased the value of Canadian royalties.

Revenues from real estate leases declined $0.8 million to $23.8 million driven by a net reduction in the number of shops paying rent to Midas due to shop closures and the acquisition of company-operated shops from franchisees, partially offset by a more favorable Canadian currency exchange rate.

Sales from company-operated shops were $60.0 million in the first nine months of fiscal 2010 compared to $49.4 million in the first nine months of fiscal 2009. The increased revenues reflect an increase in the average shop count in the past year, as well as an increase in comparable shop sales of 2.9% for Midas company-operated shops.

Replacement part sales and product royalties decreased 6.1% from $18.0 million to $16.9 million in the first nine months of fiscal 2010 primarily due to lower sales of tires to Midas franchisees. Software sales and maintenance revenue increased $0.3 million to $4.4 million reflecting continued growth in the Company’s R.O. Writer point-of-sale software business, especially with customers outside of the Midas system.

Total operating costs and expenses increased $9.5 million, or 7.6%, in the first nine months of fiscal 2010 to $134.4 million. Occupancy expenses for franchised shops declined $0.5 million to $16.6 million in the first nine months of fiscal 2010 due to fewer shops under lease during the period. Company-operated shop costs and expenses rose to $61.9 million in the first nine months of fiscal 2010 from $51.4 million in the first nine months of fiscal 2009. The increase in operating expenses was driven by the higher average shop count and higher comparable shop sales, as well as the incremental overhead required to support the higher shop count. Payroll and employee benefit costs improved to 42.2% of company-operated shop sales in fiscal 2010 compared to 42.7% in the same period of the prior year. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales improved to 32.5% for the first nine months of fiscal 2010 compared to 33.6% for the same period in the prior year. Company-operated shop parts cost of sales increased from 27.7% of company-operated shop sales in the first nine months of fiscal 2009 to 28.5% in the first nine months of fiscal 2010, primarily as a result of an increase in the proportion of sales of oil and tires and higher discounts.

Replacement part cost of sales decreased to 86.4% of replacement part sales and product royalties from 87.8% in the first nine months of fiscal 2009. Warranty expense in the first nine months of fiscal 2010 was $0.9 million compared to $0.5 million in the first nine months of fiscal 2009. Warranty expense increased due to higher warranty redemptions and the fact that no warranty expense or revenue was recorded in Canada until third quarter of 2010. This reflects changes in the warranty programs in each of the countries whereby Midas franchisees are now directly responsible for funding the warranty program. The Company’s future warranty expense under the new programs will be exactly offset by warranty revenue.

Selling, general and administrative expenses in the first nine months of fiscal 2010 increased $0.7 million, or 1.8%, from the first nine months of fiscal 2009 to $40.3 million. The increase was driven by $2.7 million in incremental legal and other costs incurred in connection with the Company’s arbitration process with its licensee in Europe. Should MDS prevail in its arbitration proceedings, it will be entitled to reimbursement of all legal and arbitration fees, although there is no guarantee that the tribunal would order reimbursement as this decision is within the discretion of the tribunal. Without these incremental costs, the Company’s selling, general and administrative expenses would have decreased by 5.1% primarily as a result of cost containment measures initiated in late 2009.

During the first nine months of fiscal 2010, the Company recorded a net loss of $0.1 million in connection with the sale of certain company-operated shop assets. During the first nine months of fiscal 2009, the Company recorded a net loss on sale of $0.2 million in connection with the sale of certain company-operated shop assets.

As a result of the above changes, operating income decreased $0.8 million to $11.4 million in the first nine months of fiscal 2010 from $12.2 million in the first nine months of fiscal 2009 and operating income margin decreased to 7.8% of sales from 8.9% of sales.

Interest expense was $7.3 million in the first nine months of fiscal 2010 compared to $6.1 million in the first nine months of fiscal 2009. Interest expense increased in the first nine months of fiscal 2010 due to an increase in the Company’s average borrowing rate as a result of the resetting of interest rate spreads to current market rates when the Company extended its credit agreement in December 2009.

Other income was $0.3 million in the first nine months of fiscal 2010 compared to $0.4 million in the first nine months of fiscal 2009. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 46.8% in the first nine months of fiscal 2010 compared to 56.6% in the first nine months of fiscal 2009 and the 2010 statutory tax rate of 39.2%. The higher tax rate than the statutory rate in the first nine months of fiscal 2010 was primarily due to the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May and July 2010 at a stock price that was lower than the stock price on the day these awards were initially granted. In addition, the rate was negatively impacted by the forfeiture of certain restricted shares by former executives. The fiscal 2009 variance from the statutory rate was due to the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May 2009 at a stock price that was lower than the stock price on the day these awards were initially granted, as well as a revaluation of the Canadian deferred tax asset due to a reduction in provincial corporate income tax rates enacted during fiscal 2009.

As a result of the above items, net income decreased $0.5 million from net income of $2.8 million in the first nine months of fiscal 2009 to net income of $2.3 million in the first nine months of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2010 and 2009, respectively (in millions):

	2010	2009
Cash provided by operating activities before net changes in assets and liabilities	$13.6	$16.2
Net changes in assets and liabilities, exclusive of the effects of acquisitions and dispositions	0.7	(3.6)

Net cash provided by operating activities	14.3	12.6
Net cash used in investing activities	(5.3)	(3.4)
Net cash used in financing activities	(8.8)	(8.7)

Net change in cash and cash equivalents	$0.2	$0.5

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit, allowing MDS to minimize interest expense and to maintain a low cash balance. The Company’s cash and cash equivalents increased $0.2 million in the first nine months of fiscal 2010.

The Company’s operating activities provided net cash of $14.3 million during the first nine months of fiscal 2010 compared to $12.6 million of cash provided by operations in the first nine months of fiscal 2009. Excluding changes in assets and liabilities, cash provided by operating activities decreased from $16.2 million in the first nine months of fiscal 2009 to $13.6 million in the first nine months of fiscal 2010, primarily due to the lower net income, decrease in stock based compensation expense as limited stock awards were granted to management in 2010, lower utilization of deferred tax assets and lower business transformation charges.

Changes in assets and liabilities went from a $3.6 million use of cash in the first nine months of fiscal 2009 to a $0.7 source of cash in the first nine months of fiscal 2010. In the first nine months of fiscal 2010 the reduction in receivables was substantially off-set by a decline in accounts payable and accrued expenses due to the timing of payments. The $3.6 million use of cash in the first nine months of fiscal 2009 was driven by a permanent one-time decline in accrued advertising due to the timing of payments as a result of changes in the Company’s marketing strategy.

Investing activities used $5.3 million of cash in the first nine months of fiscal 2010 compared to $3.4 million of cash in the first nine months of fiscal 2009. Investing activities in the first nine months of fiscal 2010 consisted of $3.3 million in capital expenditures, $3.5 million paid in conjunction with the acquisition of 22 shops and other assets from a Midas franchisee in Northern California, and $1.5 million in cash generated as a result of the sale of 10 company-operated Midas shops and two company-operated SpeeDee shops. The $3.3 million in capital expenditures included $1.8 million in real estate and leasehold improvements, $0.7 million for systems development projects and $0.8 million for company-operated shop equipment additions. Fiscal 2009 investing activities consisted of $3.4 million in capital expenditures, $0.1 million paid in conjunction with the acquisition of a shop and other assets from a Midas franchisee and $0.1 million in cash generated as the result of the sale of a company-operated shop. The $3.4 million in capital expenditures in 2009 included $2.0 million in Co-Branding spending on Midas company-operated shops, $0.5 million for systems development projects, $0.6 million for company-operated shop equipment additions and $0.3 million of other capital expenditures.

Net cash used in financing activities was $8.8 million in the first nine months of fiscal 2010, compared to net cash used of $8.7 million in the first nine months of fiscal 2009. During the first nine months of fiscal 2010, MDS decreased total debt by $7.9 million, decreased outstanding checks by $0.5 million and paid $0.4 million to repurchase shares of the Company’s common stock from employees to satisfy tax obligations upon vesting of restricted stock awards. The decrease in total debt included $0.1 million of capital leases assumed as a result of acquisition of 22 shops and other assets from a Midas franchisee in Northern California. During fiscal 2009, MDS decreased total debt by $7.3 million, decreased outstanding checks by $0.7 million and paid $0.7 million to repurchase shares of the Company’s common stock from employees to satisfy tax obligations upon vesting of restricted stock awards.

On December 4, 2009, MDS entered into a three-year extension of its existing unsecured revolving credit facility. The credit agreement was extended through October 27, 2013 with no material changes in existing covenants. The extended facility is for $125 million and is further expandable to $175 million by the Company with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 3.00% at October 2, 2010. This facility requires maintenance of certain financial covenants including maximum allowable leverage and minimum net worth. The financial covenants require, among other things, that the Company maintain a leverage ratio (“Leverage Ratio”) of Total Debt (defined as outstanding borrowings and letters-of-credit under the revolving credit facility plus the balance of capital leases but excluding finance leases) to consolidated adjusted EBITDA as defined in the credit agreement (“Consolidated Adjusted EBITDA”) of no more than 3.00 to 1. The Company is required to test this ratio quarterly. As calculated in accordance with the credit agreement, the following table presents the Company’s actual Leverage Ratio as of the three most recent measurement periods ($ in millions):

Fiscal Period	Fiscal September 2010	Fiscal June 2010	Fiscal March 2010

Total Debt	$67.6	$72.6	$77.0

Consolidated Adjusted EBITDA	$28.2	$29.1	$29.6

Leverage Ratio	2.40 to 1	2.49 to 1	2.60 to 1

The Leverage Ratio is the most restrictive covenant. As of October 2, 2010, there was $17.0 million of available borrowing capacity under the Company’s revolving credit facility and the Company was in compliance with all financial covenants.

As of October 2, 2010, a total of $65.1 million was outstanding under the revolving credit facility. As of January 2, 2010, a total of $71.9 million was outstanding under the revolving credit facility.

In November 2005, $20 million in revolving bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five-year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in revolving bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% through October 2010. As a consequence, at October 2, 2010, $45 million of the Company’s $65.1 million in revolving bank debt was at fixed rates.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at October 2, 2010. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of October 2, 2010, the Company had recorded a valuation allowance of $0.4 million against certain state income tax net operating loss carry forwards because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. However, due to the inherent uncertainty involved in determining the realizability of the company’s deferred tax assets, the future realizability could differ from management estimates at October 2, 2010.

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

Interest rate risk is managed through variable rate borrowings in combination with swaps to fixed interest rates on a portion of those borrowings. In November 2005, $20 million in revolving bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five-year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in revolving bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% through October 2010. As a consequence, as of October 2, 2010, $45 million of the Company’s $65.1 million in revolving bank debt was at fixed rates.

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of revolving bank debt.

The November 2005, March 2007 and January 2010 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of October 2, 2010, the fair value of these instruments was a pre-tax loss of approximately $2.3 million.

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

As previously disclosed in the Company’s Form 10-K for the year ended January 2, 2010, the Company is engaged in an arbitration proceeding with MESA S.p.A. (“MESA”) and Norauto Groupe SA (“Norauto”). Midas filed its second substantive written submission to the arbitration panel in June 2010 and formal hearings were held in Geneva, Switzerland on July 13-16. On August 2, Midas and MESA and Norauto filed their closing submissions. A ruling by the arbitral tribunal is expected at any time.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

July 2010:
(July 4, 2010 through July 31, 2010)	1,571	$8.80	—	$34,347,399

August 2010:
(August 1, 2010 through August 28, 2010)	—	—	—	$34,347,399

September 2010:
(August 29, 2010 through October 2, 2010)	—	—	—	$34,347,399

Total	1,571	$8.80	—

(1)	All the shares repurchased during the third quarter of fiscal 2010 reflect shares surrendered to cover withholding taxes upon the vesting of restricted stock.
(2)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in MDS stock. On May 9, 2006, the MDS Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of October 2, 2010, a total of approximately 3,248,100 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.21. This program has been suspended.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved

Item 5.	Other Information.

(a)	Information required to be disclosed in a report on Form 8-K.

(b)	Not applicable.

Item 6.	Exhibits.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010	/S/ ALAN D. FELDMAN
Alan D. Feldman
Chairman, President and Chief Executive Officer

/S/ WILLIAM M. GUZIK
William M. Guzik
Executive Vice President and Chief Financial Officer

/S/ AUDREY L. GUALANDRI
Audrey L. Gualandri
Vice President and Controller