Form 10-K
period 2011-01-01
MIDAS INC
filed 2011-03-17
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    YES  ☐    NO    ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $103.6 million.

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of February 14, 2011 was 14,195,434.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders of the Registrant (the “2011 Proxy Statement”) are incorporated by reference into Part III.

PART I

Item 1.	Business

As used herein, and except where the context otherwise requires, the terms “MDS” and the “Company” refer to Midas, Inc. and its consolidated subsidiaries. The term “Midas” refers to the Midas retail system only. The term “SpeeDee” refers to the SpeeDee retail system. References to fiscal years are to years ended January 1, 2011 (“fiscal 2010”), January 2, 2010 (“fiscal 2009”), and January 3, 2009 (“fiscal 2008”).

Background

MDS has been in the business of selling automotive repair franchises since 1956. Through March of 2008, the Company’s sole franchise concept was Midas auto repair centers. In April of 2008, MDS acquired the SpeeDee Oil Change and Tune-up franchise system and now sells Midas, SpeeDee and Midas-SpeeDee co-branded franchises.

The Midas network of franchised and company-operated shops is one of the largest and most recognized providers of automotive repair and maintenance services in North America with 1,538 shops, located in all 50 U.S. states and nine Canadian provinces as of January 1, 2011. The SpeeDee network of franchised and company-operated shops consists of 106 shops in the U.S., located in 10 states. In addition, both Midas and SpeeDee license their brands outside of North America. There are 781 Midas shops licensed in 13 other countries, and 65 licensed SpeeDee shops in Mexico. On a worldwide basis, there were 2,490 Midas and SpeeDee shops as of January 1, 2011.

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

Franchise Industry Overview

There are two main types of franchises: product distribution franchises and business format franchises. In product distribution franchising, the franchisor licenses its trademark and logo to its franchisee, and allows the franchisee to sell its products; however, the product distribution franchisor typically does not provide the franchisee with a system for running the business. Examples of such franchises are automotive dealerships, soft drink bottlers, and gas stations. A business format franchise not only allows the franchisee to use the franchisor’s trademark, but also provides the franchisee with a system to conduct operations. Midas and SpeeDee are business format franchises. Business format franchises are the most common type of franchise, encompassing businesses such as fast food, retail, lodging, personal services, and automotive repair. Besides Midas, some of the larger automotive service franchisors include Jiffy Lube, AAMCO, Meineke, and MAACO. According to a recent national study, business format franchised businesses in the U.S. produced goods and services worth approximately $706 billion across more than 765,000 franchised establishments in 2010.

Business format franchising is a synergistic way of doing business. The franchisor provides the franchisee with an established and proven business system. For the new franchisee, the franchisor provides initial training, an operations manual, and an established brand name. Thus, the franchisee is more likely to be initially successful than if he tried to start a new business on his own. The franchisee owns his own business, but also has access to support from the franchisor and his fellow franchisees. On an ongoing basis, the franchisor develops various programs to support the franchisee and the brand. Such programs include advertising, marketing, training, and development of supply chain relationships.

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

Economists forecast that the unemployment rate will continue to remain elevated in the United States for the next several years. Many people are searching for new ways to earn money. For those who are employed, the fear of future layoffs may also motivate them to search for alternatives in which they can be their own boss, and have greater control over their own financial well being. While this economic environment is stimulating increased interest in becoming a franchisee, most candidates rely at least in part on financing in order to buy a franchise. Certain measures have been taken by the U.S. Government to improve access to capital for small business formation, but the credit markets remain tight. MDS anticipates the availability of financing will constrain the growth in the number of people who can become franchisees in the near term.

Automotive Aftermarket Industry Overview

Midas and SpeeDee compete in the approximately $165 billion U.S. automotive aftermarket industry, which includes replacement parts (excluding collision parts and parts for heavy duty trucks), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. Approximately 87% of this amount is from the sale of installed parts and labor (the Do-It-For-Me or “DIFM” segment of the market) and 13% is from the Do-It-Yourself or “DIY” market. Midas and SpeeDee participate in the DIFM segment of the market, but do not participate in the DIY market.

Historically, the DIFM market has been growing because of the increasing size and age of the country’s automotive fleet, the increased technological complexity of vehicles leading to higher cost repairs and maintenance, and the generally increasing number of miles driven annually. In addition, recent industry statistics indicate that there is more than $54 billion in neglected vehicle maintenance every year.

According to published industry information, the number of vehicles in use in the U.S. grew every year from 1992 through 2008, primarily as a result of steady annual increases in new light truck sales. In addition, the average age of vehicles in use continues to increase. From 1995 to 2009, the average age of cars in use grew from 8.4 years to 10.6 years. While the number of vehicles in use declined slightly in 2009, the slowdown in new car sales has caused a further aging of the vehicle population. This trend should continue to benefit the DIFM industry because older vehicles tend to require more maintenance and repair services.

The increased technological sophistication of modern automobiles has also had a positive effect on the DIFM industry. Although vehicle parts have become more durable, many parts are now more technologically advanced. As a result, the cost to diagnose and repair today’s high-technology vehicles has increased. Most automotive service providers have attempted to offset the decline in revenue resulting from the improved durability of automotive parts by expanding their service menus.

Vehicle usage influences the demand for automotive repair and maintenance. Vehicle usage causes wear and tear, leading to the need for vehicle repair. Vehicle usage also influences vehicle maintenance, as maintenance schedules are generally based upon odometer readings. Miles driven is a key indicator of vehicle usage. Historically, since the end of World War II, total miles driven in the United States have increased nearly every year. However, in the 12 months ended December 2008, total miles driven declined 3.4%, by far the largest annual decline since World War II. The dramatic increase in gasoline prices in 2007 and 2008 and the very weak economic climate appear to have influenced driving habits in an unprecedented fashion. In both 2009 and 2010, miles driven were up slightly, but they remain at approximately the level recorded in 2005.

One additional industry trend of note has been the steady decline in the number of service outlets in the U.S. over the past 10 years. The decrease is largely attributable to a reduction in the number of local service stations offering automotive repair. More recently, however, automobile dealerships have been closing in record numbers, causing consumers to seek out alternatives. Offsetting this decline has been an increase in the number of independent maintenance and repair shops and large automotive repair chains. It is expected that the current economic environment will lead to an accelerated level of closures across all automotive service providers, allowing the remaining outlets to gain market share.

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

The following table sets forth the number of North American franchised shops, company-operated shops, and shops outside of North America for each of the Midas and SpeeDee brands, as of the end of each of the fiscal periods indicated (note that the SpeeDee brand was acquired by MDS in fiscal 2008):

Fiscal Year End	2010	2009	2008	2007	2006
Midas
North American franchised	1,437	1,502	1,576	1,620	1,685
North American company-operated	101	100	98	91	66
International franchised and licensed	781	776	835	844	819

Total	2,319	2,378	2,509	2,555	2,570

SpeeDee
North American franchised	100	105	114
North American company-operated	6	7	2
International franchised and licensed	65	57	57

Total	171	169	173

Total All Brands	2,490	2,547	2,682

As of January 1, 2011, there were 46 shops within the Midas and SpeeDee systems operating as Co-Brand locations. These are included in the year end 2010 totals.

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

Summarized below are key aspects of the current forms of franchise agreements offered by MDS as franchisor for both the Midas and SpeeDee franchise systems:

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

Midas franchisees pay the Company monthly royalties based on a percentage of sales. Monthly royalty payments must be made via automated clearing house (“ACH”) debit. The royalty on most service categories is 10% of sales. The Company is obligated to spend an amount equal to one-half of the royalty payments it receives from Midas franchisees for advertising placed during the calendar year the royalties are received or during the following calendar year. The Company, as franchisor, administers the use of franchise advertising funds. MDS incurs additional advertising costs that are included in its selling, general and administrative expenses.

An important feature of the Midas system is the requirement that the retail customer be provided a written warranty from the Company on certain Midas products that will be honored at all Midas shops in North America. Each Midas shop is required to honor such warranties in accordance with their terms and with policies issued from time to time by the Company. See “Supply Chain Activities” below for a more detailed description of the Midas warranty program.

In most instances, MDS retains, through real estate agreements between franchisees and Midas Realty (described below), the ability to occupy a site in the event of a termination of the applicable franchise agreement. This ensures that the site may continue to be operated as a Midas shop.

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

The Midas-SpeeDee Co-Brand Franchise Agreement: As of January 1, 2011, there were 46 Co-Brand locations in operation. Of these, 26 were company-operated units and 20 were franchised units. Two locations had been opened de novo as Co-Brand shops with the remaining converted from the existing Midas or SpeeDee shop formats. The Company has developed a Co-Brand franchise agreement that is being used with the franchised Co-Brand locations. The initial term is 15 years. The initial fee is $40,000 for single shop owners. Existing Midas and SpeeDee franchisees who convert to the Co-Brand concept will be charged an initial fee of $10,000. The Midas-SpeeDee franchise and trademark agreement cannot be terminated by the franchisee.

Co-Brand franchisees must pay the Company weekly royalties based on a percentage of sales. Weekly payments must be made via ACH debit. The royalty is generally either 5% or 6% of sales depending on the service category and whether the shop was originally a Midas or SpeeDee location. An equal amount is collected for advertising and promotions. The Company, as franchisor, administers the use of franchise advertising funds.

Real estate control is required of all Co-Brand shops. The Midas lifetime warranty program is honored at all Co-Brand locations and, as with the Midas franchise agreement, the franchisee is required to maintain inventory of Midas approved parts sufficient to satisfy the needs of warranty customers. Use of the R.O. Writer shop management software system, as discussed below under “Progressive Automotive Systems and the R.O. Writer Software System,” is required for all Co-Brand locations.

The North American Midas System

The North American Midas system consists of 1,538 shops operated by the Company and its franchisees under the Midas brand. Midas shops provide a comprehensive array of automotive repair and maintenance services and are located in all 50 states and nine Canadian provinces. The Company’s geographic breadth results in substantial market coverage throughout North America and strong credibility for Midas’ North American lifetime warranty program.

Midas benefits from leading market positions in core retail service offerings and strong brand equity. Midas believes it is among the leaders in terms of market share in the North American automotive service industry (excluding tires, collision parts and parts for heavy duty trucks). In 2010, approximately 53% of North American retail system sales were in categories where the Company believes Midas has either the number one or number two market position as shown by its internal estimates of market share.

The Midas retail system enjoys very strong brand recognition, demonstrated by a consumer awareness rate of over 90%, and high levels of customer loyalty through its lifetime warranty program. According to MDS tracking studies, Midas is among the leading brands mentioned by consumers when considering an automotive repair provider.

Midas shops historically operated as under-car specialists. From its inception in 1956 through 1959, the Midas retail system focused exclusively on replacement of exhaust systems. On a national basis, Midas added shock replacement in 1960, brake repair in 1979 and alignment in 1988. MDS estimates that the potential market for these core offerings is only 13% of the approximately $165 billion U.S. automotive aftermarket parts and services industry.

Despite the addition of other under-car services, exhaust replacement remained a vital part of the Midas service mix. As recently as 1997, exhaust replacement services constituted 35% of Midas’ retail shop revenues in the North American market. But as automobile manufacturers began to employ non-corrosive stainless steel exhaust systems in the mid 1980’s, the average life of an original equipment exhaust system began to increase from three years to over 10 years. As a result, beginning in the mid 1990’s, the core exhaust replacement business of Midas shops began to experience sustained revenue declines. This trend, combined with the increased technological complexity and durability of newer vehicles, put significant pressure on the historical Midas shop business model.

In response to these trends, the Midas retail system began to broaden its service menu in 1999, with the purpose of transforming itself from an under-car specialist to a full-service automotive repair and maintenance provider, leveraging the strong brand name and nationwide presence of the Midas system. Beginning in 2000, Midas implemented a New Midas strategy, which included the rollout of new service categories and a renewed focus on customer service. Under the New Midas strategy, the Midas system expanded its retail offerings to include general repair, heat exchange products and climate control services. These New Midas categories more than doubled the size of Midas’ addressable market. Today, most Midas shops offer exhaust, brake, suspension, air conditioning, tires, batteries and a wide variety of other routine maintenance services. Since 1997, U.S. exhaust sales at Midas retail shops have declined at an annual rate of 8.6% on a same-store basis, but this deterioration has been offset by the expansion of Midas’ service offerings into the New Midas categories. Currently, New Midas services account for approximately 47% of system-wide retail sales. The Company continues to expand Midas shop service offerings as it repositions the Midas brand as a source for total car care.

The following table compares the current U.S. Midas retail service mix with last year, five years ago and 20 years ago.

Trend in U.S. Midas Retail Service Mix

	2010	2009	2005	1990
Exhaust	11%	11%	16%	46%
Brakes	32%	34%	41%	38%
Suspension, shocks and struts	10%	10%	8%	13%
New Midas categories	47%	45%	35%	3%

The broadening of Midas system retail service offerings has generally offset the continuing deterioration in the exhaust replacement market. As a result, the average sales of a Midas shop have risen slightly over the past five years. The average U.S shop sales were approximately $652,000 in 2010 and $641,000 in 2005. The Company believes that the Midas system has the potential for substantial growth in retail sales.

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

The Company supports the Midas retail network with an annual advertising program that is one of the largest in the automotive aftermarket repair business. North American franchisees pay the Company monthly royalties of approximately 10% of retail sales. MDS is obligated to spend an amount equal to one-half of the royalty payments received from Midas franchisees for advertising placed during the calendar year in which the royalties are received or during the following calendar year. In addition, the Company incurs supplemental advertising costs, primarily related to its company-operated shops, which are included in selling, general and administrative expenses. In fiscal 2010, total Midas advertising spending in North America was approximately $50.0 million.

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

Franchised Midas Shops

As of January 1, 2011, there were 1,437 North American franchised shops, which were located in all 50 U.S. states and nine Canadian provinces. Approximately 630 franchisees operate these shops, with only one franchisee having more than 38 shops. Over 67% of the franchised shops are owned and operated by franchisees with five or fewer shop locations. Approximately 30% of Midas franchised locations are owned by single shop operators, and this percentage is growing.

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

Midas supports the U.S. franchise network with four regional managers, 14 franchise business managers and 19 shop operations managers. Franchise business managers each manage approximately 40 franchisees and focus on business consulting, compliance and franchise matters. Shop operations managers assist franchisees and shop managers with operations execution and support Midas’ on-site training efforts for both new and existing franchisees.

In Canada, Midas supports the Canadian franchisee network with a general manager, four district managers and one shop operations manager.

A typical franchised Midas shop is approximately 4,000 square feet and has six service bays. In 2010, the average U.S. franchised shop had sales of $650,000, while the average Canadian franchised shop had sales of C$806,000.

The International Midas Dealers Association (the “IMDA”) is an independent association of Midas franchisees. Approximately 46% of the Midas franchised locations in North America have membership in the IMDA. Midas’ management communicates on a regular basis with IMDA representatives and various IMDA committees to solicit franchisee input on various matters affecting the Midas system.

Company-Operated Midas Shops

The Company believes that owning and operating some Midas shops is an important element of a successful franchise system. Although the company-operated shops business is unprofitable, such ownership allows for the orderly transition of franchises, provides a valuable test-marketing platform for the rollout of new products and services, enables the Company to upgrade underperforming locations and helps to accelerate the successful transition of the entire Midas system to the new business model. Upon acquisition of a shop, the Company typically upgrades shop equipment, expands the services offered, installs new point-of-sale software, updates the shop to the new Midas image, upgrades the quality of technicians, and enhances local marketing efforts.

During fiscal 2010, the Company acquired or opened 23 Midas company-operated shops, re-franchised 20 shops and closed 2 shops. As of January 1, 2011, the Company owned and operated 101 Midas shops in 10 U.S. states and Canada, with the largest concentrations in California (26 shops), Florida (20 shops), Illinois (10 shops), Indiana (9 shops) and Colorado (9 shops), most of which are currently targeted for refranchising.

Going forward, the Company intends to reduce the number of company-operated Midas shop locations through re-franchising. However, from time-to-time, to protect its market position, Midas may acquire additional North American Midas shops.

The typical company-operated Midas shop is staffed with a manager, an assistant manager or shop foreman, and three to four automotive service technicians. The Midas company-operated shop business is managed by a vice president/general manager, four regional operations managers and 15 market managers.

The typical U.S. company-operated shop is approximately 4,000 square feet, has six service bays and generated annual revenues of approximately $679,000 in 2010.

Midas International Operations

As of January 1, 2011, there were approximately 781 Midas shops located in Europe, Australia, the Middle East, Latin America and the Caribbean. In each of these areas of the world, a master-franchisee licenses the Midas trademark from the Company (each a “licensee”), and sub-franchises the Midas brand to local franchisees. These licensees may also operate Midas shops on a company-operated basis.

In exchange for the use of the Midas trademarks, licensees are required to pay a license fee to the Company. This license fee varies by region, but is generally calculated as a percentage of Midas system-wide sales in the region. During fiscal 2010, the Company recorded revenues of approximately $4.3 million from international Midas licensees.

The Company meets periodically with its international licensees to ensure compliance with licensing agreements, communicate operating and marketing best practices and share the Company’s vision for future growth and development.

The Company continues to seek ways to leverage the value of the global Midas brand through development of additional licensee relationships throughout the world.

For a discussion of the resolution of Midas’ arbitration with its European licensee, see Item 3 “Legal Proceedings.”

For financial information about the principal geographic areas in which the Company operates, see Note 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

The SpeeDee System

On March 30, 2008 Midas acquired the assets of G.C. & K.B. Investments, Inc. and its affiliated entities that franchised and sub-franchised SpeeDee quick-lube and automotive maintenance shops. The purchase price was $21.0 million. As of January 1, 2011, SpeeDee had 106 shop locations in the U.S. in 10 states, and 65 shops in Mexico. Of the U.S. shop locations, six were company-operated and 16 shops were sub-franchised to a licensee who controls the franchise rights to SpeeDee locations in the New England region. The majority of SpeeDee shops are owned by single location franchisees that both own and operate their shops.

This strategic acquisition expanded the Company’s retail network in North America, leveraged the Company’s supply chain relationships and enhanced the Company’s operational capabilities within the quick-lube and maintenance categories.

The typical SpeeDee shop derives more than 50% of its sales from quick lube and fluid exchange services compared to less than 10% at Midas shops in the U.S. This service mix results in a much higher car count at the typical SpeeDee shop when compared to the typical Midas shop. An average SpeeDee shop services nearly 30 cars per day as opposed to Midas shops, which serve an average of 13 cars per day. In addition, SpeeDee services cars much earlier in their lifecycle as approximately 34% of the vehicles serviced by SpeeDee are less than four years old compared to only 7% of the vehicles serviced at the typical Midas shop.

A typical SpeeDee shop is approximately 3,000 square feet, has eight service bays and generated annual revenues of approximately $730,000 in 2010.

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

The Company began testing this concept by co-branding 4 franchised SpeeDee shops in 2008 and 4 Midas company-operated shops in early 2009. At the end of 2010, there were 46 co-branded shops, including 16 SpeeDee shops that have added Midas repairs and services and 29 Midas shops that have added SpeeDee oil change services. A brand-new franchised Midas-SpeeDee shop opened as a co-brand in Texas in late 2009.

There are 14 company-operated Midas shops in the Chicago and San Diego areas that added SpeeDee services in 2009. These shops reported comparable shop sales increases of 8% for the year. An additional 12 Midas company shops added SpeeDee in 2010. Sales at these shops were up by 14% during the portion of the year they were co-branded. Two Midas franchisees added SpeeDee services to their Midas shops in late 2009 and a third Midas franchisee added SpeeDee in the third quarter of 2010. Comparable shop retail sales at these franchised locations increased by 18% during the portion of the year they were co-branded.

The comparable shop sales gains at these co-branded shops were well above the U.S. average for 2010 of approximately 3%. As a result, the company intends to make this program available to all qualifying Midas and SpeeDee franchisees and expects to co-brand between 25 and 50 additional shops in 2011.

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

As of January 1, 2011, Midas Realty owned 204 retail Midas locations, leased 486 Midas locations and used other forms of real estate control over an additional 673 Midas locations. This approach provides effective control over 1,363 of the 1,538 Midas shops in North America, or approximately 89%. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

SpeeDee Worldwide Realty Corporation (“SpeeDee Realty”), also a wholly-owned subsidiary of MDS, leases real estate that is subleased to SpeeDee franchisees. SpeeDee Realty does not own any real estate. SpeeDee Realty uses the same forms of real estate control documents that are used by Midas Realty to ensure its ability to take possession of the real estate used by SpeeDee shops in the event a franchisee is terminated by the Company. As of January 1, 2011, SpeeDee Realty leased 10 SpeeDee locations and used other forms of real estate control over an additional 29 SpeeDee locations.

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

From 2003 through 2007, MDS received product royalties from these vendors based on Midas shop purchases. These product royalties were recorded as revenue and were used to offset the future cost of redemptions under the Midas lifetime warranty program. Effective as of the beginning of 2008, the Company significantly expanded the number of approved U.S. suppliers and modified its contracts with existing U.S. suppliers. Under the new arrangement, MDS no longer receives product royalties from U.S. vendors. These royalties are instead paid to franchisee shops in the form of rebates, which lower the shop’s cost of goods. At the same time, the Company instituted a new fee to its Midas shops that will cover the future cost of warranty redemptions. This fee is adjusted annually with the intention that the Company has no net cost or profit from the U.S. Midas lifetime warranty program. In Canada, in July 2009, the Company adopted the U.S. program for both managing supply chain relationships and administering the Midas lifetime warranty program. See Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Progressive Automotive Systems and the R.O. Writer Software System

In January 2001, the Company acquired the assets of Progressive Automotive Systems, a provider of automotive industry shop management software sold under the name R.O. Writer. The software is specifically designed to meet the needs of the auto repair industry, and MDS continues to develop and enhance the system. The Company believes this software helps to promote operational consistency and excellence throughout the Midas system. As of January 1, 2011, the R.O. Writer system was installed in approximately 960 Midas shops, comprising approximately 62% of Midas system locations throughout North America. Additionally, the system has been installed in several thousand non-Midas auto service shops in the United States.

Proprietary Information

MDS holds various patents, trademarks, trade names and copyrights, none of which, other than the Midas and SpeeDee names, is considered by MDS to be material to its financial condition and results of operations. MDS vigorously defends the Midas name throughout the world, and the name is registered as a trademark in approximately 100 countries in addition to the U.S. The SpeeDee name is registered in the U.S. and Mexico. The Company also owns certain trade secrets including price lists, training manuals and inventory systems.

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

Customers

No customer accounted for more than 10% of the Company’s total sales and revenues in fiscal 2010, 2009 or 2008.

Seasonality

As a result of changes in the Company’s business model over the past five years, the seasonality of the Company’s sales has been reduced. In fiscal 2010, 2009 and 2008 revenues by quarter were not significantly different.

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

In January 2010, MDS acquired 22 shops from a Midas franchisee in connection with a settlement between the franchisee and the California Attorney General and the California Bureau of Automotive Repair. The franchisee had been charged with violating state and professional codes in a suit seeking civil penalties and costs. The Company was not named in the suit and worked closely with the California Attorney General’s Office on acquiring these shops. This matter is now closed.

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

Employees

As of January 1, 2011, MDS had approximately 940 employees including approximately 725 in company-operated shops. None of the employees are covered by collective bargaining agreements. MDS generally considers its relationships with employees to be good. Midas and SpeeDee franchisees hire and are responsible for their own employees.

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

As described under “Item 3. Legal Proceedings,” we are currently party to two class action lawsuits. The purported class action suit brought by certain California brake customers has sought unspecified damages. A class action suit brought by Canadian franchisees has sought approximately $168 million in damages. While we believe that these claims are without merit and have vigorously defended against these claims, an adverse determination in any of these proceedings could have a material adverse effect on our business.

Virtually all of our revenues outside of North America are derived from the license fees of one licensee. The loss or reduction of these fees due to an adverse change in our relationship with this licensee, with whom we recently completed arbitration proceedings, or in this licensee’s business would have a material adverse effect on our net income.

Virtually all of our revenues outside of North America are derived from MESA, an Italian company that operates the Midas system in Europe and South America under a License Agreement and an Agreement of Strategic Alliance, as amended (the “ASA”). Mobivia Groupe S.A. (“Mobivia”, previously known as Norauto), a French company, acquired MESA (previously known as Magneti Marelli Services S.p.A.) from the Fiat Group in October 2004.

We recently completed binding arbitration proceedings in Geneva, Switzerland with MESA and Mobivia. The arbitral tribunal issued its ruling on March 3, 2011. Midas prevailed in its defense of the vast majority of claims that MESA and Mobivia had asserted as to Midas’ obligation to invest under the ASA in Midas Europe. However, the arbitral tribunal has awarded MESA € 17.45 million (approximately US $23.4 million) plus interest of five percent from June 12, 2009 (approximately US $2.1 million through the ruling date), in connection with MESA’s claim that Midas failed to cooperate in the improvement of the IT systems in the European operations. Because MESA failed to prevail in the majority of its claims, the arbitral tribunal ordered MESA to pay 85 percent of Midas’ legal and other arbitration expenses and Midas to pay 15 percent of MESA’s expenses, resulting in MESA being required to pay Midas approximately $2.5 million. The damages payable to MESA will be offset by € 1.5 million (US $2.1 million) in Midas Europe license fee payments due to Midas that were held in escrow as of the ruling date.

License fees are payable under the terms of the License Agreement which continues through 2028 and provides for additional 30 year extensions. The arbitral tribunal declined to make any rulings in respect of the License Agreement, due to its finding that it did not have the jurisdiction to do so. The License Agreement between Midas and MESA therefore continues in full force and the license fee royalty stream is to continue. The ruling does not deal with the Company’s obligations under the License Agreement or change the Company’s obligations under the ASA. However, it is not yet known how the ruling will impact our day-to-day business relationship with MESA and/or Mobivia. While MESA added 26 new Midas shops in fiscal 2010 and sales increased by approximately 3.5%, the loss of the European licensing fees due to an adverse change to MESA’s and/or Mobivia’s business would have a material adverse effect on our net income. In fiscal 2010, MDS recorded $4.1 million in international license fee revenue under the License Agreement. This amount represented 2.1% of consolidated revenue and 29.3% of operating income. This license fee is paid in Euros and varies based upon a percentage of retail sales.

See Item 3 “Legal Proceedings” for a further discussion of the arbitration.

We rely on franchising for a substantial portion of our operating revenues. The failure of our franchisees to successfully operate stores consistent with our standards would have a material adverse effect on our profitability.

We rely on franchising for a substantial portion of our operating revenues. Therefore, our business is dependent on the ability of our franchisees to deliver high quality services. Our franchisees are independent contractors and are not our employees. We provide training and support to franchisees, but the quality of franchised store operations may be diminished by any number of factors beyond our control. We have been modifying the business models of our franchise systems. These changes generally require franchisees to perform more technologically complex repairs and maintenance services, and require greater investment in personnel and equipment. Consequently, not all franchisees may successfully operate stores in a manner consistent with our standards and requirements or hire and train qualified managers, technicians and other store personnel. If they do not, our image and reputation may suffer, and system-wide sales and profitability could decline. In addition, a reduction in system-wide sales and profitability could negatively impact the collectibility of receivables owed by franchisees to the Company.

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

In addition, we are in the process of implementing a new Midas-SpeeDee Co-Brand business model. This program combines the Midas and SpeeDee franchise operations into one location. We believe that this business model could provide us with a platform for growth of sales at existing Midas and SpeeDee locations as well as future unit growth in North America. The sales results at the 46 shops that have co-branded so far have been encouraging and the Company is in the process of making this program available to all qualified Midas and SpeeDee locations. However, we cannot assure shareholders that the co-brand business model will succeed at driving sales or profitability for the Company or its franchisees. Furthermore, we cannot assure shareholders that franchisees would be willing or able to make a transition to the new concept on a broad scale. Finally, due to issues related to location overlap, certain SpeeDee and Midas shop locations would not be allowed to make the transition even if the franchisees wanted and were able to do so.

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

Most new franchisees finance a significant portion of their shop investment with debt. A further reduction in the availability of business credit may hinder our ability to sell new franchises, as well the ability of our selling franchisees to find capable buyers. In addition, our franchise systems are comprised of franchisees who are small business operators that rely upon credit to fund their operations. When the availability of credit is reduced, it can harm the ability of our franchisees to fund their operations. As a consequence, franchisees can fail and go out of business or become delinquent in making payments, including payments due to the franchisor.

We are a leveraged company that utilizes debt to fund our business.

We currently have substantial debt on our balance sheet. The financing provided to us is subject to covenants that require us to maintain a certain net worth and maintain compliance with certain leverage ratios. If we do not perform in accordance with these covenants, the financial institutions providing the funds have the option to withdraw their funding support. The accrual of the $25.5 million European arbitration award in 2010 caused us to be in violation of certain financial covenants as of January 1, 2011. While our lenders have waived this violation and have modified our future covenant requirements, we cannot assure shareholders that we will remain in compliance with our debt covenants in the future. The payment of the arbitration award will increase our debt, thereby causing an increase in interest expense. In addition, our current financing agreement expires on October 27, 2013. While we believe we have excellent relations with our banks, we cannot assure shareholders that we will be able to refinance our existing credit facility when it expires in fiscal 2013, nor can we give any assurances to shareholders that the terms of any new financing arrangement will be favorable to the Company.

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

While the number of automobiles registered in the U.S. has historically increased over time, a sustained reduction in the number of miles driven by automobile owners would adversely affect the demand for our products and services. For example, when the retail cost of gasoline increases or the economy enters a severe recession, the number of miles driven by automobile owners typically decreases, which historically has resulted in less frequent service intervals and fewer repairs. In the U.S., in 2008 we experienced the largest one-year drop in miles driven since World War II and we believe that this trend negatively impacted the Company’s overall financial performance in the past three years.

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

The demand for the services offered by our shops could be adversely affected by continuing developments in automotive technology. Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals. For example, some manufacturers now recommend that consumers change oil at 10,000 mile intervals and replace spark plugs and other engine components at 100,000 miles, a significant increase from the mileage intervals recommended for earlier models and those currently recommended by most manufacturers. In addition, the improvement in original equipment manufacturers’ parts quality has in the past reduced, and may in the future reduce, demand for the products and services offered by our shops, thereby adversely affecting our franchise system revenues. Improvement in the quality of parts manufactured may extend the useful lives and warranties of those parts and may reduce demand for our products and services by decreasing the frequency of replacement or refurbishment of those parts. In turn, longer and more comprehensive warranty programs offered by automobile manufacturers and other third parties also could adversely affect the demand for services offered by our shops. We believe that a majority of new automobile owners have their cars serviced by their new car dealer during the period the car is under warranty. Major automobile manufacturers are experimenting with various advanced engine technologies, some of which could negatively impact demand for services currently performed within our franchise systems. Finally, advances in automotive technology could require that we and our franchisees incur additional costs to update our technical training programs and upgrade the diagnostic capabilities of Midas and SpeeDee shops.

The failure to attract and maintain an adequate supply of skilled labor could have a material adverse effect on our financial performance.

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

The failure to comply with extensive environmental regulation applicable to our business could have a material adverse effect on our financial condition and results of operations.

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

We have a defined benefit plan that we offer to individuals employed by MDS. The assets in the plan are invested in a combination of equities, bonds and cash in order to fund ongoing plan obligations and ensure the future funded status of the plan. Historically, our defined benefit plan had been well-funded and we did not have to make any material contributions to fund the plan. As a result of the significant downturn in the U.S. stock market in 2008, and despite the recovery in the U.S. Stock market in the past two years, the plan is currently underfunded. Consequently, our pension expense has substantially increased in the past two years and it is projected to remain elevated for the next several years. We are obligated to make substantial cash contributions to fund the plan in order to remain in compliance with certain U.S. Government rules and guidelines. Cash contributions of $1.4 million and $0.6 million were made to the plan in fiscal 2010 and 2009, respectively, and the Company expects to make additional cash contributions of $3.1 million in fiscal 2011.

Further significant changes in the value of plan assets could affect the amount and timing of incremental income statement expense for the Company and could result in changes to our projected incremental cash contributions to the plan in current and future years. The U.S. Government establishes rules that govern the funding requirements of such plans and we comply with these rules. We cannot project the future funded status of our plan nor can we project the future funding requirements of the plan that would result from changes in the funded status or changes in government rules regarding required funding.

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

MDS owns and leases real estate in various communities throughout North America that it uses for company-operated shops or leases and sub-leases to Midas and SpeeDee franchisees. As of January 1, 2011, MDS owned 204 retail Midas locations, leased 486 Midas locations and used other forms of real estate control over an additional 673 Midas locations. This approach provides effective control over 1,363 of the 1,538 Midas shops in North America, or approximately 89%.

As of January 1, 2011, SpeeDee Realty leased 10 SpeeDee locations in the United States.

MDS leases approximately 62,000 square feet of office space in Itasca, Illinois, where its corporate headquarters is located. This lease runs through January 2019. In addition, the Company leases two small office facilities, one in Louisiana and one in California, in connection with the management of the SpeeDee franchise system.

Item 3.	Legal Proceedings

California Class Action

The Company is currently involved in a class action lawsuit filed in the Superior Court of California for the County of Los Angeles in June 2006 that alleges that certain franchised California Midas shops intentionally issued invoices to certain brake customers that incorrectly indicated that the customers had received Midas-branded brake products when, in fact, they had received inferior non-Midas brake products. MDS denies the plaintiffs’ allegations and is vigorously defending this lawsuit. MDS has thus far been successful in challenging the legal sufficiency of the plaintiffs’ claims. The plaintiffs’ third amended complaint was dismissed in February 2009. The plaintiffs filed a fourth amended complaint in March of 2009. The Company continues to believe that the allegations are without merit. However, there can be no assurance the Company will prevail in such proceedings. An adverse ruling could have a material adverse effect on the Company’s financial condition and results of operations.

Canadian Franchise Class Action

A class action lawsuit was filed against the Company in the Ontario Superior Court of Justice by two Canadian Midas franchisees. The plaintiffs alleged various violations of the Midas Franchise and Trademark Agreement and applicable law and sought class certification and monetary damages of approximately $168 million. The class certification hearing took place in February 2009 and the court released its certification ruling on March 26, 2009. Of the many claims asserted by the plaintiff, the only claim for which class certification was granted was the issue of whether Midas Canada breached its common law and statutory duties of good faith and fair dealing when it implemented its new supply chain program in 2003. All other causes of action were rejected by the court. The Company is currently in the process of compiling historical documents as a result of the plaintiffs’ discovery request. The Company continues to believe this lawsuit is without merit. However, there can be no assurance the Company will prevail in such proceedings. An adverse ruling could have a material adverse effect on the Company’s financial condition and results of operations.

MESA/Mobivia Arbitration

On June 12, 2009, the Company received a Notice of Arbitration from MESA S.p.A. (“MESA”) and Mobivia Groupe S.A. (“Mobivia”, formerly known as Norauto Groupe SA). MESA is an Italian company that operates the Midas system in Europe and South America under a License Agreement and an Agreement of Strategic Alliance, as amended (the “ASA”) with the Company. Mobivia is a French company that acquired MESA (previously known as Magneti Marelli Services S.p.A) from the Fiat Group in October 2004.

Background

Until 1998, the Company directly owned and managed its network of franchised and company-operated Midas shops throughout the world. In 1998, the Company reached an agreement with Magneti Marelli S.p.A. (“Marelli”), a member of the Fiat Group (the ASA). The Company concluded that Marelli had the financial and human resources to accelerate the development of the Midas business in Europe and South America at a much faster pace than the Company. Accordingly, under the ASA the Company sold its interests in Europe and South America (“Midas Europe”) to Marelli for $100 million in October 1998 (of which $84 million was paid under the ASA, and an upfront payment of $16 million was paid under a separate License Agreement). The License Agreement was entered into for the use of the Midas trademarks as part of the transaction.

In October 2004, Mobivia acquired Magneti Marelli Services S.p.A. (“Marelli Services”) from the Fiat Group. Marelli Services was a newly-formed subsidiary of the Fiat Group that was created to own the Midas Europe business that was purchased from the Company in 1998. Upon acquisition by Mobivia in October 2004, Marelli Services was renamed MESA S.p.A. by Mobivia.

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

Arbitration

Under the terms of the ASA, all disputes are to be settled by binding arbitration in Geneva, Switzerland under the UNCITRAL Arbitration Rules by a panel of three arbitrators. In demanding arbitration, MESA and Mobivia claimed that the Company had breached, and continued to breach, its obligations to cooperate and execute the agreement in good faith by failing to develop the Midas System in Europe and South America. As a result, MESA asked the arbitrators to require the Company to pay for damages and losses incurred by MESA and Mobivia, including a portion of royalties previously paid to the Company, and for the alleged decrease in the value of the MESA business and lost profits because of MESA’s inability to successfully open Midas shops in new countries, in an estimated amount of € 102 million.

MESA and Mobivia also asked the arbitral tribunal to require the Company to renegotiate the terms of the ASA and the License Agreement currently in effect or to cancel these agreements due to the alleged breach by the Company and require the Company to indemnify MESA and Mobivia for any losses resulting from the termination of these agreements. These alleged losses were claimed to be between € 57 and € 154 million.

In January 2010, the arbitral tribunal issued an interim order permitting MESA to pay into escrow half the amounts MESA owes Midas in royalties under the License Agreement (beginning with the payment paid by MESA for royalties due in February 2010). As of January 1, 2011, approximately € 1.4 million were being held in escrow. The arbitral tribunal took the position that MESA would suffer harm that could not be easily remedied if damages were awarded and Midas was unable to pay them.

On February 10, 2010, Midas made its first substantive written submission to the arbitral tribunal, and, in June 2010, Midas filed its second substantive written submission to the arbitral tribunal. Formal hearings were held in Geneva, Switzerland on July 13-16, 2010. On August 2, 2010 Midas and MESA and Norauto filed their closing submissions.

The arbitral tribunal issued its ruling on March 3, 2011. Midas prevailed in its defense of the vast majority of claims that MESA and Mobivia had asserted as to Midas’ obligation to invest under the ASA in Midas Europe. However, the arbitral tribunal has awarded MESA € 17.45 million (approximately US $23.4 million) plus interest of five percent from June 12, 2009 (approximately $2.1 million through the ruling date), in connection with MESA’s claim that Midas failed to cooperate in the improvement of the IT systems in the European operations.

Because MESA failed to prevail in the majority of its claims, the arbitral tribunal ordered MESA to pay 85 percent of Midas’ legal and other arbitration expenses and Midas to pay 15 percent of MESA’s expenses, resulting in MESA being required to pay Midas a net amount of approximately $2.5 million.

The damages payable to MESA will be offset by € 1.5 million (US $2.1 million) in MESA’s license fee payments due to Midas that were held in escrow as of the ruling date.

The License Agreement between Midas and MESA continues in full force and the license fee royalty stream is to continue uninterrupted.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed on the New York Stock Exchange under the symbol “MDS”. As of December 31, 2010, there were 4,063 holders of record of the Common Stock. Information about the high and low prices of MDS Common Stock is shown below.

	High	Low
Fiscal 2010
1st Quarter	$11.50	$7.90
2nd Quarter	12.50	7.13
3rd Quarter	9.17	6.29
4th Quarter	9.77	6.86
Fiscal 2009
1st Quarter	$11.99	$6.03
2nd Quarter	11.73	8.84
3rd Quarter	10.55	8.40
4th Quarter	9.35	6.75

MDS has not paid a dividend during the last three fiscal years and has no current plans to pay a dividend in the future. The Company’s revolving credit facility limits the Company’s ability to pay dividends, subject to compliance with certain financial ratios.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 2010:
(October 3, 2010 through October 30, 2010)	—	—	—	$34,347,399
November 2010:
(October 31, 2010 through November 27, 2010)	—	—	—	$34,347,399
December 2010:
(November 28, 2010 through January 1, 2011)	—	—	—	$34,347,399

Total	—	—	—

(1)	Includes shares surrendered to cover the withholding taxes upon the vesting of restricted stock. In the fourth fiscal quarter of 2010, no shares were surrendered in lieu of taxes and, for the full year 2010, a total of 32,739 shares were surrendered in lieu of taxes.
(2)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in MDS stock. On May 9, 2006, the MDS Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of January 1, 2011, a total of approximately 3,248,100 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.21. This program has been suspended.

Performance Graph

The following performance graph compares the Company’s cumulative total shareholder return on Common Stock from December 31, 2005 to January 1, 2011 with the cumulative total return during the same periods of S&P 500 Index and Standard & Poor’s 600 Specialty Stores (the “peer group”), neither of which includes MDS. These comparisons assume an initial investment of $100 and the reinvestment of dividends.

Company / Index	12/31/05	12/30/06	12/29/07	01/03/09	01/02/10	01/01/11
Midas, Inc.	100	125	80	58	46	44
S&P 500 Index	100	116	123	79	97	112
S&P 600 Specialty Stores	100	100	69	47	81	120

Item 6.	Selected Financial Data

The following table presents selected historical financial information of MDS. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of MDS and the notes thereto. The operating results data set forth below for fiscal years 2010, 2009 and 2008 and the balance sheet data as of the end of fiscal 2010 and 2009 are derived from, and are qualified by reference to, the audited financial statements of MDS included herein, and should be read in conjunction with those financial statements and the notes thereto. The operating results data for fiscal years 2007 and 2006 and the balance sheet data as of the end of fiscal 2008, 2007 and 2006 are derived from audited financial statements of MDS not included herein.

Fiscal Year (in millions except per share data)	2010	2009	2008	2007	2006
Operating results data:
Sales and revenues (a)	$192.4	$182.8	$187.4	$178.2	$174.9
European arbitration award (b)	25.5	—	—	—	—
Business transformation charges (c)	—	3.2	1.6	3.7	3.3
Operating income (loss) (d)	(9.0)	14.2	21.3	32.1	26.8
Income (loss) before income taxes	(18.0)	6.3	13.0	23.4	19.0
Net income (loss)	(13.4)	2.6	7.8	13.0	10.3
Earnings (loss) per share—diluted	$(0.97)	$0.19	$0.56	$0.89	$0.66

Balance sheet data:
Total assets	$229.7	$228.6	$235.4	$215.6	$215.7
Obligations under capital leases and long-term debt	64.3	73.8	85.8	79.1	65.2
Finance lease obligations	30.5	31.7	32.8	34.0	34.8
Accrued European arbitration award (b)	25.5	—	—	—	—
Total shareholders’ equity	17.2	29.3	19.6	25.1	33.2

(a)	On March 30, 2008 Midas acquired the assets of G.C. & K.B. Investments, Inc. and its affiliated entities that franchise or sub-franchise SpeeDee quick-lube and automotive maintenance shops. During fiscal 2010, 2009 and 2008, SpeeDee generated revenue of approximately $6.6 million, $5.1 million and $3.5 million, respectively.
(b)	On March 3, 2011, an arbitral tribunal issued a judgment against the Company awarding damages of $25.5 million to MESA, an Italian company that operates the Midas system in Europe under a License Agreement and an Agreement of Strategic Alliance. See Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(c)	In 2005, MDS began a process to exit exhaust manufacturing and distribution and to rationalize the company-operated shops operation. These and other actions led to business transformation charges for 2006 through 2009. Business transformation costs for fiscal years 2008 and 2009 are described in Note 17 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(d)	In 2010, 2009 and 2008, the Company recorded favorable pre-tax adjustments to its estimated warranty liability of $0.3 million, $0.6 million and $3.4 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents, for the fiscal periods indicated, selected financial information as a percentage of total sales and revenues.

	Percentage of Sales and Revenues
Fiscal Year	2010	2009	2008
Franchise royalties and license fees	27.6%	29.3%	30.5%
Real estate revenues from franchised shops	16.5	17.8	18.4
Company-operated shop retail sales	40.3	35.8	32.8
Replacement part sales and product royalties	11.9	13.8	15.6
Warranty fee revenue	0.6	0.3	—
Software sales and maintenance revenue	3.1	3.0	2.7

Sales and revenues	100.0	100.0	100.0
Franchised shops—occupancy expenses	11.7	12.4	12.2
Company-operated shop parts cost of sales	11.6	10.0	8.6
Company-operated shop payroll and employee benefits	17.2	15.4	13.9
Company-operated shop occupancy and other operating expenses	13.3	12.0	11.1
Replacement part cost of sales	10.9	12.5	14.1
Warranty expense (benefit)	0.5	0.1	(1.4)
Selling, general, and administrative expenses	26.2	28.0	28.8
European arbitration award	13.3	—	—
Loss on sale of assets, net	—	0.1	0.5
Business transformation charges	—	1.8	0.8

Total operating costs and expenses	104.7	92.3	88.6

Operating income (loss)	(4.7)	7.7	11.4
Interest expense	(4.8)	(4.5)	(4.9)
Other income, net	0.1	0.2	0.4

Income (loss) before income taxes	(9.4)	3.4	6.9
Income tax expense (benefit)	(2.4)	2.0	2.7

Net income (loss)	(7.0)%	1.4%	4.2%

Company Overview

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

Refranchising Company-Operated Shops

While many of the company-operated shops are profitable, the company-operated shop business is unprofitable as a whole. This is because the Company has acquired unprofitable shops from certain multi-shop franchisees in order to protect its markets. Most recently, the Company acquired 22 shops in Northern California from a financially and operationally troubled franchisee in January 2010. The Company acquired the shops in conjunction with a settlement between the franchisee and the California Attorney General and the California Bureau of Automotive Repair. These shops generated an operating loss of $1.3 million in 2010. The refranchising of company-operated shops, particularly those that are unprofitable, benefits the Company in a number of ways. First, the operating losses and capital investment requirements of the shops are replaced by royalty revenue that has minimal associated costs and capital investment. Second, the operational risks associated with running a shop on a day-to-day business are no longer borne by the Company. Third, the Company is able to reduce corporate overhead in its company-operated shop business and in back-office support functions.

As of January 1, 2011, MDS operated 107 company-operated Midas, SpeeDee and Midas-SpeeDee Co-Branded shops. Most of these shops are currently targeted for re-franchising. The Company refranchised 22 company-operated shops in fiscal 2010 and expects to refranchise additional shops during 2011. The Company would like to reduce to size of the company-operated shop portfolio to fewer than 50 shops. Achieving this goal will be a multi-year process for the Company.

Growing Shop Count

Sales performance among U.S. Midas shops varies dramatically between the top-third performing shops and the bottom-third performing shops. In fiscal 2010, the top-third performing shops reported comparable shop sales increases of over 17%, including a 9% increase in brake sales, while the bottom-third performing shops experienced a 9% decline in sales, including a 12% decline in brake sales. The Company believes that the disparity in performance is substantially due to the fact that Midas is an older franchise system and that certain long-term franchisees are struggling with the ongoing changes required to adapt to the current automotive aftermarket. As a result, the Company has been working diligently to identify those franchisees that cannot or will not adapt to the new environment and has been assisting them in transitioning out of the Midas system in favor of new franchise ownership.

The benefits of transitioning Midas shops to new franchisees can be seen in the performance of these shops. Sales at shops within the first year after transition have historically far outperformed the sales performance of the broader Midas system. In some cases, the improvement is dramatic with sales rising by more than 100%. In the next several years the Company hopes to accelerate the number of transitions each year and thereby increase the capacity of the Midas system as a whole to adapt and succeed in this new business environment. Additionally, the Company hopes to significantly increase the number of single-shop, owner-operator franchisees. Currently, about 30% of shops in the Midas system are owned by single-shop franchisees compared to 22% in 2005. MDS management strongly believes the automotive service business is often best managed by single-shop owners who work the business on a daily basis.

In addition to transitions, the Company believes that the re-opening of previously-operated Midas shops (i.e., “available shop inventory”) and the acquisition/conversion of competing automotive repair centers both provide a significant opportunity to grow the North American franchise system.

As of January 1, 2011, the Company’s available shop inventory consisted of 71 shops, 16 of which were owned by the Company and 55 of which were leased from third parties. During 2010, the Company collected an average annual rent amount of approximately $60,000 from the locations it leased to franchisees and collected an average of $29,000 in royalties from each Midas shop in North America. Therefore, the reopening of these previously operated shops has the potential of adding significant revenues and operating profits in the future. The annual base rent obligation on the 55 shops that are leased from third parties is approximately $2.8 million.

The Company also believes that the acquisition of existing automotive repair shops, as well as the conversion of independent repair facilities to the Midas, SpeeDee or Co-Brand formats, is the most efficient way to grow the MDS system. Furthermore, the Company believes that the current economic environment will result in an increase in acquisition and conversion opportunities, as competitors struggle to remain viable.

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

As a result, in 2009, the Company changed its promotional advertising strategy in the U.S. from national television advertising to a more locally-focused advertising approach featuring value-priced oil changes. This change has had a significant impact on average daily car count per shop, as car count grew by 12% in fiscal 2009 and by an additional 10% in fiscal 2010. The Company believes that this value-priced, locally-focused oil change advertising strategy will provide an opportunity to form broader, longer-term relationships with these new customers for brake repairs, factory scheduled maintenance and major repairs.

Comparable shop sales of oil changes in North America have increased in each of the past three years and rose 16% in fiscal 2010. However, revenues from this category still represent less than 10% of U.S. Midas system sales, and the typical Midas shop performs approximately eight oil changes per day. While oil change revenue and car count have been growing over the past several years, management believes the Midas system has the capacity to significantly increase that number.

With respect to growing brake sales, the Company has been and continues to deliver training that is focused on establishing greater operating uniformity throughout the Midas system, including phone handling, customer interaction, product stocking and the brake inspection process, as well as the customer follow-up process.

The Company also continues to believe that the sales of tires and related tire services represent a significant opportunity for sales growth at Midas. Comparable shop sales of tires and related tire services in the U.S. increased significantly in each of the prior four years and were up nearly 8% in fiscal 2010.

Finally, the Company believes that by Co-Branding Midas and SpeeDee shops by combining into one location Midas’ expertise in general repairs and strong brand awareness with SpeeDee’s strength in executing quick-lube and fluid exchanges, that it has created a powerful new format focused on satisfying the needs of time-pressed consumers seeking value, excellence in service and a long-term auto service relationship.

The Company began testing this concept by co-branding 4 franchised SpeeDee shops in 2008 and 4 Midas company-operated shops in early 2009. At the end of 2010, there were 46 co-branded shops, including 16 SpeeDee shops that have added Midas repairs and services and 29 Midas shops that have added SpeeDee oil change services. A brand-new franchised Midas-SpeeDee shop opened as a co-brand in Texas in late 2009.

There are 14 company-operated Midas shops in the Chicago and San Diego areas that added SpeeDee services in 2009. These shops reported comparable shop sales increases of 8% for the year. An additional 12 Midas company shops added SpeeDee in 2010. Sales at these shops were up by 14% during the portion of the year they were co-branded. Two Midas franchisees added SpeeDee services to their Midas shops in late 2009 and a third Midas franchisee added SpeeDee in the third quarter of 2010. Comparable shop retail sales at these franchised locations increased by 18% during the portion of the year they were co-branded.

The comparable shop sales gains at these co-branded shops were well above the U.S. average for 2010 of approximately 3%. As a result, the company intends to make this program available to all qualifying Midas and SpeeDee franchisees and expects to co-brand between 25 and 50 additional shops in 2011.

MDS management believes that while the current economic environment, and the need to develop stronger customer relationships and improve operations execution, pose significant challenges for automotive aftermarket service providers, the potential to succeed is significant for those automotive service providers that are willing and able to adapt.

Fiscal Reporting Periods

Fiscal 2010 and fiscal 2009 were each comprised of 52 weeks, while fiscal 2008 was comprised of 53 weeks. The extra week in fiscal year 2008 did not have a material impact on results of operations because the approximately $2 million in additional revenues were completely offset by a similar amount of additional costs and expenses.

Results of Operations—Fiscal 2010 Compared to Fiscal 2009

Total sales and revenues for fiscal 2010 increased $9.6 million, or 5.3%, from fiscal 2009. Within the retail auto service business, royalty revenues and license fees decreased $0.6 million, or 1.1%, from fiscal 2009. This decrease primarily reflects fewer shops in operation in North America, growth in the company-operated shop portfolio and weakness in Canadian retail sales, partially offset by a comparable shop sales increase of 3.3% in the U.S., and a weaker U.S. dollar that increased the value of Canadian royalties.

Revenues from real estate leases declined $0.8 million to $31.8 million driven by a net reduction in the number of shops paying rent to Midas due to shop closures and the acquisition of company-operated shops from franchisees, partially offset by a more favorable Canadian currency exchange rate.

Sales from company-operated shops were $77.6 million in fiscal 2010 compared to $65.4 million in fiscal 2009. The increased revenues reflect an increase in the average company-operated shop count in the past year, as well as an increase in comparable shop sales of 2.9% for Midas company-operated shops.

Replacement part sales and product royalties decreased 9.5% from $25.3 million to $22.9 million in fiscal 2010 primarily due to lower sales of tires to Midas franchisees. While comparable shop sales of tires grew by nearly 8% in 2010, franchisees are shifting their purchases to regional wholesalers who bill shops directly for their tires purchases. Warranty fee revenue increased $0.7 million to $1.2 million as 2010 was the third year under the new U.S. warranty program and redemptions grew. Warranty fee revenue is recognized as redemptions occur and is offset by an equivalent amount of warranty expense. Software sales and maintenance revenue increased $0.5 million to $5.9 million reflecting continued growth in the Company’s R.O. Writer point-of-sale software business, especially with customers outside of the Midas system.

Total operating costs and expenses increased $32.8 million, or 19.5%, in fiscal 2010 to $201.4 million. Occupancy expenses for franchised shops declined $0.2 million to $22.5 million in fiscal 2010 due to fewer franchised shops under lease during the period. Company-operated shop costs and expenses rose to $81.0 million in fiscal 2010 from $68.3 million in fiscal 2009. The increase in operating expenses was driven by the higher average shop count and higher comparable shop sales, as well as the incremental overhead required to support the higher shop count. Payroll and employee benefit costs improved to 42.8% of company-operated shop sales in fiscal 2010 compared to 43.0% in the same period of the prior year. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales improved to 32.9% for fiscal 2010 compared to 33.6% for the same period in the prior year. Company-operated shop parts cost of sales increased from 27.8% of company-operated shop sales in fiscal 2009 to 28.7% in fiscal 2010, primarily as a result of an increase in the proportion of sales of lower margin oil and tires and higher discounts.

Replacement part cost of sales increased slightly in fiscal 2010 to 91.7% of replacement part sales and product royalties from 90.5% in fiscal 2009. Warranty expense in fiscal 2009 was $0.9 million compared to an expense of $0.1 million in fiscal 2009. This increase is directly related to the increase in warranty fee billings.

Selling, general and administrative expenses in fiscal 2010 decreased $0.7 million, or 1.4%, from fiscal 2009 to $50.5 million. The decrease was primarily the result of cost containment measures initiated in late 2009.

The Company recorded a $25.5 million European arbitration award as an expense in fiscal 2010 as a result of a ruling by an arbitral tribunal on March 3, 2011. See Note 2 of Notes to Consolidated Financial Statements for a more detailed discussion.

During fiscal 2010, the Company sold and refranchised 22 company-operated shops and gains were essentially offset by losses. During fiscal 2009, the Company recorded a net loss on sale of $0.2 million in connection with the sale of certain company-operated shop assets.

In fiscal 2010, the Company recorded no business transformation charges. During fiscal 2009, MDS recorded business transformation charges of $3.2 million. The charges include $0.4 million for severance in connection with a reduction in force, $0.8 million of lease and other costs related to the closure of four unprofitable company-operated shops, and $1.5 million in third party consulting costs related to development of the Co-Brand building image, the re-design of the customer sales and follow-up process (and subsequent restructuring of the field organization) and a study of the Midas France business and marketplace. In addition, approximately $0.1 million is related to the changeover of the Canadian warranty program and $0.4 million is part of the Company’s final funding of the rollout of a new shop image for Canadian Midas franchisees.

As a result of the above changes, operating income decreased $23.2 million to a loss of $9.0 million in fiscal 2010 from $14.2 million in fiscal 2009 and operating income margin decreased to (4.7)% of sales from 7.8% of sales.

Interest expense was $9.3 million in fiscal 2010 compared to $8.3 million in fiscal 2009. Interest expense increased in fiscal 2010 primarily due to an increase in the Company’s average borrowing rate as a result of the resetting of interest rate spreads to current market rates when the Company extended its credit agreement in December 2009.

Other income was $0.3 million in fiscal 2010 compared to $0.4 million in fiscal 2009. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was (25.5)% in fiscal 2010 compared to 58.7% in fiscal 2009 and the 2010 statutory tax rate of 39.2%. The variance in the fiscal 2010 tax rate from the statutory rate was primarily due to the $25.5 million European arbitration award, which resulted in a net operating loss for the year. In addition, the effective tax rate was impacted by the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May and July 2010 at a stock price that was lower than the stock price on the day these awards were initially granted. The rate was also affected by an increase in the valuation allowance against the foreign tax credit carryover based on expected utilization. Finally, the rate was negatively impacted by the forfeiture of certain restricted shares by former executives. The fiscal 2009 variance from the statutory rate was due to the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May 2009 at a stock price that was lower than the stock price on the day these awards were initially granted, as well as a revaluation of the Canadian deferred tax asset due to a reduction in certain provincial corporate income tax rates enacted during fiscal 2009.

As a result of the above items, primarily because of the $25.5 million European arbitration award, net income decreased $16.0 million from net income of $2.6 million in fiscal 2009 to a net loss of $13.4 million in fiscal 2010.

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

Replacement part sales and product royalties decreased 13.4% from $29.2 million to $25.3 million in fiscal 2009 as equipment revenue and sales of tires to U.S. franchisees declined. The Company recorded lower sales of tires to U.S. Midas franchisees despite the fact that tire revenues grew 7.9% at retail. U.S. Franchisees are purchasing more tires from local distributors approved by Bridgestone-Firestone in order to diversify their tire offering. These local purchases are direct between the Midas franchisee and the local tire distributor and are therefore not included in sales and revenues. Software sales and maintenance revenue increased $0.4 million to $5.4 million reflecting continued growth in the Company’s R.O. Writer point-of-sale software business, especially with customers outside of the Midas system.

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

Replacement part cost of sales increased to 90.5% of replacement part sales and product royalties, from 90.4% in fiscal 2008. Warranty expense in fiscal 2009 was $0.1 million compared to a benefit of $2.7 million in fiscal 2008. U.S. warranty expense increased each quarter during fiscal 2009 and no warranty expense was recorded in Canada in the second half of 2009. Both trends reflect changes in the warranty programs in both countries whereby Midas franchisees are now responsible for funding the warranty program and the Company’s future warranty expense will be exactly offset by warranty revenue. In fiscal 2009, the Company recorded favorable adjustments totaling $0.6 million to its U.S. and Canadian warranty reserves due to a change in estimate for the expected redemption rates for warranted product sold by Midas franchisees. In fiscal 2008, the Company recorded favorable adjustments totaling $3.4 million to its U.S. and Canadian warranty reserves due to a change in estimate for the expected redemption rates for warranted product sold by Midas franchisees.

Selling, general and administrative expenses in fiscal 2009 declined $2.9 million, or 5.4%, from fiscal 2008 to $51.2 million. The decrease was achieved despite incremental operating expenses related to the vesting of certain restricted stock, as well as ongoing legal costs for two purported class action lawsuits and the MESA arbitration.

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

Interest expense was $8.3 million in fiscal 2009 compared to $9.1 million in fiscal 2008. Interest expense declined in fiscal 2009 due to lower average bank debt compared to the prior year and a reduction in the Company’s average borrowing rate.

Other income was $0.4 million in fiscal 2009 compared to $0.8 million in fiscal 2008. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses.

The Company’s effective tax rate was 58.7% in fiscal 2009 compared to 40.3% in fiscal 2008 and the 2009 statutory tax rate of 39.2%. The fiscal 2009 variance from the statutory rate was primarily due to the revaluation of the remaining U.S. deferred tax asset associated with restricted stock that vested in May 2009 at a stock price that was lower than the stock price on the day these awards were initially granted, as well as a revaluation of the Canadian deferred tax asset due to a reduction in corporate income tax rates for both Ontario and British Columbia enacted during fiscal 2009.

As a result of the above items, net income decreased $5.2 million from net income of $7.8 million in fiscal 2008 to net income of $2.6 million in fiscal 2009.

Liquidity, Financial Condition and Capital Resources

Following is a summary of the Company’s cash flows from operating, investing and financing activities for fiscal 2010 and 2009, respectively (in millions):

	2010	2009
Cash provided by operating activities before cash outlays for business transformation costs and net changes in assets and liabilities	$18.1	$22.1
Cash outlays for business transformation costs	(0.2)	(2.0)
Net changes in assets and liabilities, exclusive of the effects of European arbitration award, business transformation charges, acquisitions and dispositions	(1.9)	(0.7)

Net cash provided by operating activities	16.0	19.4
Net cash used in investing activities	(4.9)	(4.1)

Net cash used in financing activities	(11.4)	(15.5)

Net change in cash and cash equivalents	$(0.3)	$(0.2)

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit, allowing MDS to minimize interest expense and to maintain a low cash balance. The Company’s cash and cash equivalents decreased $0.3 million in fiscal 2010.

The Company’s operating activities provided net cash of $16.0 million during fiscal 2010 compared to $19.4 million of cash provided by operations in fiscal 2009. Excluding changes in assets and liabilities and cash outlays for business transformation charges, cash provided by operating activities decreased $4.0 million from $22.1 million in fiscal 2009 to $18.1 million in fiscal 2010, primarily due to a $25.5 million increase in European arbitration award costs, which caused a $16.0 million decline in net income, and a $9.6 million lower utilization of deferred tax assets. In addition, there was an $0.8 million decrease in stock based compensation expense as limited stock awards were granted to management in 2010 and a $3.2 million decrease in business transformation charges.

Changes in assets and liabilities increased from a $0.7 million use of cash in fiscal 2009 to a $1.9 use of cash in fiscal 2010. In fiscal 2010, the reduction in inventory was substantially off-set by a decline in accounts payable and accrued expenses due to the timing of payments and the recording of a receivable for the $2.5 million fee recovery awarded by the arbitral tribunal. The $0.7 million use of cash in fiscal 2009 was driven by an increase in company-operated shop tire inventories.

Investing activities used $4.9 million of cash in fiscal 2010 compared to $4.1 million of cash in fiscal 2009. Investing activities in fiscal 2010 consisted of $4.3 million in capital expenditures, $3.5 million paid in conjunction with the acquisition of 22 shops and other assets from a Midas franchisee in Northern California, and $2.9 million in cash generated as a result of the sale of 22 company-operated Midas shops and two company-operated SpeeDee shops. The $4.3 million in capital expenditures included $2.0 million in real estate and leasehold improvements, $1.4 million for company-operated shop equipment additions and $0.9 million for systems development projects. Fiscal 2009 investing activities consisted of $3.1 million in capital expenditures, $1.3 million paid in conjunction with the acquisition of 10 shops and other assets from Midas franchisees and $0.3 million in cash generated as a result of the sale of four company-operated shops. The $3.1 million in capital expenditures included $1.6 million in Co-Brand related investments in Midas company-operated shops, $0.6 million for systems development projects, $0.5 million for company-operated shop equipment additions, $0.3 million of real estate and $0.1 million of other capital expenditures.

Net cash used in financing activities was $11.4 million in fiscal 2010, compared to net cash used of $15.5 million in fiscal 2009. During fiscal 2010, MDS decreased total debt by $10.7 million, decreased outstanding checks by $0.3 million and paid $0.4 million to repurchase shares of the Company’s common stock from employees to satisfy tax obligations upon vesting of restricted stock awards. The decrease in total debt is net of $0.1 million of capital leases assumed as a result of acquisition of 22 shops and other assets from a Midas franchisee in Northern California. During fiscal 2009, MDS decreased total debt by $13.1 million, decreased outstanding checks by $0.2 million, paid $1.5 million for financing fees in association with the amendment and extension of the Company’s revolving credit facility and paid $0.7 million to repurchase shares of the Company’s common stock from employees to satisfy tax obligations upon vesting of restricted stock awards.

On December 4, 2009, MDS entered into a three-year extension of its existing unsecured revolving credit facility. The credit agreement was extended through October 27, 2013 with no material changes in existing covenants. The extended facility is for $125 million and is further expandable to $175 million by the Company with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 3.00% at January 1, 2011. This facility requires maintenance of certain financial covenants including maximum allowable leverage, minimum fixed charge coverage and minimum net worth.

As a result of the accrual of the $25.5 million European arbitration award in 2010, the Company was in violation of certain financial covenants as of January 1, 2011. On March 16, 2011, the Company’s lenders waived the covenant violations and entered into an amendment to the credit agreement. The amendment provides, among other things, that the $25.5 million arbitration award is excluded from the definition of consolidated adjusted EBITDA as defined in the credit agreement for purposes of the covenant calculations.

The financial covenants require that the Company maintain a maximum leverage ratio (“Leverage Ratio”) of Total Debt (defined as outstanding borrowings and letters-of-credit under the revolving credit facility plus the balance of capital leases but excluding finance leases) to consolidated adjusted EBITDA (“Consolidated

Adjusted EBITDA”) of no more than 3.00 to 1.00. The March 2011 amendment increased this maximum to 3.50 to 1.00 for fiscal year end 2010 and the first two fiscal quarters of fiscal 2011, being reduced to 3.25 to 1.00 at the end of the third and fourth quarters of fiscal 2011. The allowable leverage ratio then returns to 3.00 to 1.00 for all remaining periods. The Company is required to test this ratio quarterly on a trailing twelve month basis.

Consolidated Adjusted EBITDA means for the relevant period: consolidated net income, plus, to the extent deducted from revenues in determining consolidated net income, (i) consolidated interest expense, (ii) expense for income taxes paid or accrued, (iii) depreciation, (iv) amortization of stock based compensation expenses, (v) corporate restructuring costs not to exceed $2.5 million in the aggregate in fiscal 2010 and 2009, (vi) special charges not to exceed $0.5 million in fiscal 2009 related to the new image and warranty program, (vii) company-operated shop restructuring costs and losses (net of realized gains upon disposition) of up to $1.0 million in each fiscal year, and, (viii) the $25.5 million European arbitration award expense, and, minus, to the extent included in consolidated net income, extraordinary gains realized other than in the ordinary course of business.

Consolidated Adjusted EBITDA as of the three most recent measurement periods was as follows (dollars in millions):

Fiscal Period	Fiscal December 2010	Fiscal September 2010	Fiscal June 2010
Consolidated net income (loss)	$(13.4)	$2.1	$2.7
Consolidated interest expense	9.3	9.5	9.1
Income tax expense (benefit)	(4.6)	2.1	2.6
Depreciation and amortization expense	9.3	9.4	9.4
Stock-based compensation expense	2.8	3.0	3.2
Corporate restructuring costs	—	1.1	1.1
Special charges	—	0.2	0.3
Company-operated shop restructuring costs	(0.1)	0.8	0.7
European arbitration award	25.5	—	—

Consolidated Adjusted EBITDA	$28.8	$28.2	$29.1

As calculated in accordance with the amended credit agreement, the following table presents the Company’s actual Leverage Ratio as of the three most recent measurement periods (dollars in millions):

Fiscal Period	Fiscal December 2010	Fiscal September 2010	Fiscal June 2010
Total Debt	$65.1	$67.6	$72.6
Consolidated Adjusted EBITDA	$28.8	$28.2	$29.1
Leverage Ratio	2.26 to 1	2.40 to 1	2.49 to 1

The financial covenants require that the Company maintain a minimum fixed charge coverage ratio (“Fixed Charge Ratio”) of not less than 1.3 to 1.0. This ratio is calculated as (a) Consolidated Adjusted EBITDA plus Net Rent for the previous fiscal year to (b) consolidated interest expense paid in cash, plus (i) Net Rent for the previous fiscal year, (ii) consolidated capital expenditures, (iii) scheduled principal payments made, and, (iv) expense for taxes paid in cash. Net Rent is defined as consolidated rent expense less consolidated rent revenue from leased shops subleased to franchisees for the most recently completed full fiscal year.

As calculated in accordance with the amended credit agreement, the following table presents the Company’s actual Fixed Charge Ratio as of the three most recent measurement periods (dollars in millions):

Fiscal Period	Fiscal December 2010	Fiscal September 2010	Fiscal June 2010
Consolidated Adjusted EBITDA	$28.8	$28.2	$29.1
Net Rent	5.4	4.2	4.2

EBITDAR	$34.2	$32.4	$33.3

Consolidated interest paid in cash	$9.2	$8.8	$8.4
Net Rent	5.4	4.2	4.2
Consolidated capital expenditures	4.3	3.0	3.3
Capital lease principal payments	0.3	0.2	0.3
Finance lease principal payments	1.3	1.3	1.3
Cash taxes paid	0.6	0.5	0.6

Total Fixed Charges	$21.1	$18.0	$18.1

Fixed Charge Ratio	1.62	1.80	1.84

The financial covenants also require that the Company maintain a minimum net worth of not less than $17.5 million plus 50% of positive consolidated net income for quarterly periods beginning with the fourth quarter of fiscal 2010. Prior to the March 2011 amendment, the covenants required the Company to maintain a minimum net worth of not less than $20.0 million plus 50% of positive consolidated net income beginning in fiscal 2010 through the third quarter of 2010. As calculated in accordance with the amended credit agreement, the following table presents the Company’s actual minimum net worth as of the three most recent measurement periods (dollars in millions):

Fiscal Period	Fiscal December 2010	Fiscal September 2010	Fiscal June 2010
Minimum net worth required	$17.5	$21.2	$20.8
Actual net worth	$21.3	$35.8	$34.6

As of January 1, 2011, a total of $62.7 million was outstanding under the revolving credit facility. As of January 2, 2010, a total of $71.9 million was outstanding under the revolving credit facility. As of January 1, 2011, there was $35.7 million of available borrowing capacity under the Company’s revolving credit facility, as amended.

In November 2005, $20 million in revolving bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five-year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in revolving bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% through October 2010. Both of these swap arrangements expired prior to January 1, 2011.

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of its $62.7 million in revolving bank debt.

The November 2005, March 2007 and January 2010 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive loss as a gain or loss on derivative financial instruments.

On November 9, 2004, the MDS Board of Directors authorized a share repurchase program to begin in fiscal 2005 for up to $25 million of the Company’s outstanding common stock. On May 9, 2006, the MDS Board of Directors authorized a $25 million increase in the share repurchase program and on May 8, 2007 the MDS Board of Directors authorized an additional $50 million increase in such program. The Company has paid approximately $65.7 million for shares acquired under this current program since the buyback program was first authorized in 2004. At this time, the Company has suspended its share repurchases and is focused on reducing outstanding bank debt.

The Company expects to pay the European arbitration award during the first half of 2011 and has sufficient borrowing capacity available to do so while remaining within compliance of the debt covenants. The Company believes that cash generated from operations and remaining availability under the current debt agreement after the payment of the European arbitration award provides sufficient liquidity to finance operations and execute strategic initiatives for at least the next 12 months.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of January 1, 2011.

Contractual Obligations

The following table reflects the Company’s contractual obligations under long-term debt and lease agreements as of January 1, 2011:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short and long-term debt	$62.7	$—	$62.7	$—	$—
Capital lease obligations	1.6	0.2	0.5	0.6	0.3
Finance lease obligations	30.5	1.4	3.3	4.1	21.7
Operating leases	147.5	27.2	45.0	29.5	45.8
Other long-term obligations	—	—	—	—	—

Total contractual obligations	$242.3	$28.8	$111.5	$34.2	$67.8

The debt, capital lease obligations and finance lease obligation payments shown above represent principal payments required under those agreements. Additionally, MDS is required to make certain interest payments in connection with those obligations.

In addition to the amounts shown above, the Company currently has $0.8 million outstanding on standby letters of credit that expire in 2011.

Additionally, MDS is due rental revenue in the amounts shown below under sublease agreements on leased properties and rental agreements on owned properties:

	Rental Revenue Due to Midas by Period (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Rental revenue commitments on leased properties	$106.8	$21.9	$35.3	$20.7	$28.9
Rental revenue commitments on owned properties	89.8	7.9	14.9	14.6	52.4

Total rental revenue commitments	$196.6	$29.8	$50.2	$35.3	$81.3

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

The determination of the number of products sold that are likely to be redeemed requires MDS to make significant estimates and assumptions regarding the relationship of historical warranty claim behavior; warranty claim behavior across product lines and geographical areas; and the impact of changes in consumer behavior on future warranty claims. A decrease of one percentage point in the estimated percentage of warranted products likely to be redeemed in the U.S. would have the effect of decreasing the Company’s January 1, 2011 outstanding U.S. warranty liability by approximately $1.8 million. A change in the estimated current cost of warranty redemptions of one dollar would have the effect of changing the outstanding U.S. warranty liability by approximately $0.5 million.

As of January 1, 2011, the estimated aggregate deferred warranty obligations under the new U.S. and Canadian programs were $6.8 million and the estimated aggregate warranty liability under the former program was $10.8 million.

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

The Company applies a consistent practice of establishing an allowance for accounts that it feels may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its franchisees and other customers. Where MDS becomes aware of the inability of a customer or franchisee to meet its financial obligations (e.g., where it is in financial distress or has filed for bankruptcy), the Company specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of receivables is performed on a quarterly basis.

In addition, the Company records receivables from third parties at the time a transaction is completed. These third party receivables are recorded at their estimated net realizable value. On a quarterly basis, the Company assesses the collectibility of these receivables.

Pensions

The Company has non-contributory defined benefit pension plans covering certain of its employees. The Company’s funding policy for the U.S. plan is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Act of 1974, plus any additional amounts the Company may deem to be appropriate. The Company accounts for its defined benefit pension plans in accordance with ASC Topic 715, Compensation—Retirement Benefits (“ASC 715”), which requires that amounts recognized in the financial statements be determined on an actuarial basis. The amount recorded as pension assets or liabilities is determined by comparing the projected benefit obligation (PBO) to the fair value of the plan assets. Amounts recognized in accumulated other comprehensive income consist of unrecognized actuarial gains, losses, and prior service costs, net of tax.

As of January 1, 2011 and January 2, 2010, the Company has recorded accrued pension costs as follows (in millions):

Fiscal Year	2010	2009
Canadian prepaid pension asset	$0.3	$2.3
Canadian prepaid reserve	(0.3)	(2.3)
Accrued U.S. pension liability	(20.8)	(20.1)

Pension liability	$(20.8)	$(20.1)

To account for its defined benefit pension plans in accordance with ASC 715, the Company must make three main determinations at the end of each fiscal year: First, it must determine the actuarial assumption for the discount rate used to reflect the time value of money in the calculation of the projected benefit obligation for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent year. To determine this rate, the Company’s third-party actuary prepares a detailed analysis of projected future cash flows using the Mercer Discount Yield Curve. See Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a listing of the discount rates used by year.

Second, the Company must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the accumulated and projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent year. In determining these rates the Company looks at its historical and expected rates of annual salary increases. See Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a listing of the rates of increase in compensation levels used by year.

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred and is recognized in net periodic pension cost over a five-year period. See Note 9 of Notes to Consolidated Financial

Statements included elsewhere in this Annual Report for a listing of the expected long-term rates used by year. The Company assumed a long-term rate of return on U.S. pension assets of 8.25% in fiscal 2010 and 2009, and experienced gains on plan assets of $5.2 million in fiscal 2010 and $6.2 million in fiscal 2009.

The Company’s pension plan investments are comprised primarily of bond and equity mutual funds and cash reserves. The pension plans have no investments in alternative investment vehicles such as private equity funds or hedge funds, nor have the plans ever held such investments.

Volatile market conditions over the past several years have increased the risks associated with certain investments held by MDS pension plans which have negatively impacted the value of investments, net periodic pension costs and created funding requirements. See Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a further description of pension shortfalls we experienced in fiscal 2008 and related contributions we made in fiscal 2009 and 2010. We expect to have additional pension funding obligations in fiscal 2011.

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

Long-lived Assets: Long-lived assets include property and equipment, intangible assets, long-term prepaid assets and other non-current assets. The Company reviews long-lived assets held for use for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that may indicate long-lived assets may not be recoverable include, but are not limited to, a significant decrease in the market price of long-lived assets, a significant adverse change in the manner in which the Company utilizes a long-lived asset, a significant adverse change in the business climate, a recent history of operating or cash flow losses, or a current expectation that it is more likely than not likely that a long-lived asset will be sold or disposed of in the future. For impairment testing purposes, the Company groups its long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities (the asset group). There were no events or changes in circumstances identified during the fiscal year that caused the Company to test long-lived assets for impairment.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at January 1, 2011. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of January 1, 2011, the Company had recorded a valuation allowance of $2.4 million against certain state income tax net operating loss carry forwards and foreign tax credit carry forwards because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. However, due to the inherent uncertainty involved in determining the realizability of the company’s deferred tax assets, the future realizability could differ from management estimates at January 1, 2011.

Impact of New Accounting Standards

New Accounting Pronouncements—Adopted

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

The Company is subject to certain market risks, including foreign currency and interest rates. MDS uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. MDS is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The Company’s primary exposure is to changes in exchange rates for the U.S. dollar versus the Canadian dollar and changes in exchange rates between the U.S. dollar and the Euro for international license fees from Europe.

Interest rate risk is managed through variable rate borrowings in combination with swaps to fixed interest rates on a portion of those borrowings. The Company is exposed to credit risk on certain assets, primarily accounts receivable. The Company provides credit to customers and franchisees in the ordinary course of business and performs ongoing credit evaluations. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. The Company believes its allowance for doubtful accounts is sufficient to cover customer credit risk.

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

Expected Maturity Date	2011	2012	2013	There- after	Total	Fair Value
Long-term debt:
Revolving credit facility (variable rate)	$—	$—	$62.7	$—	$62.7	$63.8
Average interest rate			3.40%		3.40%

The fair value of the Company’s revolving credit facility is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms and comparable credit risk. Interest rate spreads have declined since the debt was refinanced on December 4, 2009. As a result, the fair value of the debt currently exceeds the book value.

In November 2005, $20 million in revolving bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five-year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in revolving bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% through October 2010. Both of these swap arrangements expired prior to January 1, 2011.

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of its $62.7 million in revolving bank debt.

The Company has no firmly committed sales transactions denominated in foreign currencies.

As discussed under Item 3—“Legal Proceedings”, an arbitral tribunal issued a ruling in March 2011 that requires the Company to pay an award of €17.45 million, plus interest through the date of payment, to its licensee in Europe. The Company accrued this amount in its fiscal 2010 financial statements at the fiscal year-end Euro exchange rate of 1.34 to 1.0. The Euro has strengthened versus the U.S. dollar since year-end and the exchange rate is currently approximately 1.40 to 1.0. The award is to be paid as soon as possible. Unless the U.S. dollars strengthens versus the Euro and depending upon the exchange rate on the date of payment, the Company may incur a substantial exchange loss on this payment. A 0.01 change in the exchange rate will result in a change of $175,000 in the award payment.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that MDS maintained effective internal control over financial reporting as of January 1, 2011.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Midas, Inc.:

We have audited Midas, Inc.’s (the Company) internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Midas, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midas, Inc. as of fiscal-year end 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2010, 2009 and 2008, and our report dated March 17, 2011 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois

March 17, 2011

Item 9B.	Other Information

Information required to be disclosed pursuant to Item 5.02 of Form 8-K; Departure of certain Directors or Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

2011 Annual Incentive Compensation Plan

At its meeting held on March 15, 2011, the Board of Directors (the “Board”) of Midas, Inc. (the “Company”), upon the recommendation of its Compensation Committee (the “Committee”), approved the terms of the 2011 Annual Incentive Compensation Plan (the “2011 Plan”) for the Company’s executive officers and key employees, including its Chief Executive Officer. The 2011 Plan is intended to provide incentives to the 2011 Plan participants in the form of cash bonus payments for achieving certain specified performance goals.

The bonus target levels under the 2011 Plan range between 15% and 90% (or such greater percentage as may result from the enhancement features described below) of the applicable participant’s annual base salary, depending upon the participant’s salary grade within the Company. The bonus target levels for the Company’s officers under the 2011 Plan are as follows:

Title	Bonus Target Level*
Chief Executive Officer	90%
Executive Vice President	60%
Senior Vice Presidents	50%
Vice Presidents	35%
Director-level employees	15-25%

*	as a percentage of annual base salary

As previously noted, the foregoing bonus target levels are subject to the enhancement features described below.

The 2011 Plan is comprised of three components: (1) an Operating Income component (the “Operating Income Component”), which represents 50% of the 2011 Plan’s potential bonus payout, (2) a North American Comparable Shop Retail Sales Increase component (the “Retail Sales Component”), which represents 20% of the 2011 Plan’s potential bonus payout, and (3) an Individual Objectives component (the “Individual Objectives Component”), which represents the remaining 30% of the 2011 Plan’s potential bonus payout.

Bonus awards pursuant to the Operating Income Component are based upon the Company’s achievement of an operating income target of approximately $21,450,000 for 2011, which is then adjusted to exclude the impact of bonus accruals, restricted stock amortization expense, costs related to the expensing of stock options, gains and losses on asset sales, and restructuring costs (the “Financial Target”). In addition, the Operating Income Component contains a “2 for 1” enhancement feature whereby, for each 1% (or pro rata portion thereof) over the Financial Target achieved by the Company, an additional 2% (or corresponding pro rata portion thereof) is added to the target bonus award under the Operating Income Component. Similarly, for each 1% (or pro rata portion thereof) that the Company falls short of the Financial Target, the target bonus award under the Operating Income Component is reduced by 2% (or corresponding pro rata portion thereof). The 2011 Plan specifically provides that no bonus awards are to be paid pursuant to the Operating Income Component unless the Company achieves at least 80% of the Financial Target (the “Financial Target Threshold”).

Bonus awards pursuant to the Retail Sales Component are based upon the Company’s achievement of a 2% comparable shop retail sales increase in North America for 2011 (the “Sales Target”). In addition, the Retail Sales Component contains an enhancement feature whereby, for each 1% (or pro rata portion thereof) over the 2% targeted increase in comparable shop retail sales achieved by the Company in North America, an additional 10% (or corresponding pro rata portion thereof) would be added to the target bonus award payable thereunder (up to a maximum of 130%). Similarly, for each 1% (or pro rata portion thereof) that the Company falls short of the 2% targeted increase, the target bonus award under the Sales Component would be reduced by 10% (or corresponding pro rata portion thereof), with no payout thereunder if the comparable shop retail sales increase in North America is below 1% in 2011 (the “Sales Target Threshold”). The 2011 Plan specifically provides that no bonus awards are to be paid pursuant to the Retail Sales Component if the Company fails to achieve the Financial Target Threshold under the Operating Income Component.

Bonus awards pursuant to the Individual Objectives Component are based upon a 2011 Plan participant’s achievement of specific individual objectives. Individual objectives are established by mutual agreement of the participant and his or her direct supervisor within the Company (or the Board, in the case of the Chief Executive Officer), and align with, and otherwise support and/or advance, the Company’s overall business strategy. The Individual Objectives Component of the 2011 Plan provides for a maximum achievement percentage of 150% in order to acknowledge and reward extraordinary efforts by the 2011 Plan participant in achieving particular individual objectives. Bonus awards pursuant to the Individual Objectives Component are not contingent upon the Company’s achievement of the Financial Target, the Sales Target or any other financial metrics.

The 2011 Plan provides for a maximum cap of 150% of a participant’s target bonus level, notwithstanding the above-described enhancement features under the Operating Income Component, the Retail Sales Component and the Individual Objectives Component.

The Committee oversees the 2011 Plan. All bonus awards made pursuant to the 2011 Plan are subject to the Committee’s approval. In addition, the Committee has sole authority to determine whether the Financial Target Threshold and the Sales Target Threshold have been achieved by the Company and, if so, the applicable bonus award percentages under the Operating Income Component and the Retail Sales Component resulting from the enhancement features described above. The 2011 Plan also provides the Committee with discretion to include or exclude significant one-time items in determining the level of achievement of the Financial Target and the Sales Target.

Information required to be disclosed pursuant to Item 5.02 of Form 8-K: Departure of certain Directors or Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Also at its meeting held on March 15, 2011, the Board appointed Audrey L. Gualandri, the Company’s Vice President and Controller, as the Company’s principal accounting officer, such appointment to be effective immediately.

Information required to be disclosed pursuant to Item 1.01 of Form 8-K: Entry into a Material Definitive Agreement.

On March 16, 2011, the Company and its lenders entered into a First Amendment to Amended and Restated Credit Agreement dated December 4, 2009. The amendment provides, among other things, that the $25.5 million European arbitration award is excluded from the definition of Consolidated Adjusted EBITDA as defined in the credit agreement for purposes of the covenant calculations. The amendment also increased the maximum Leverage Ratio to 3.50 to 1.00 for fiscal year end 2010 and the first two fiscal quarters of fiscal 2011, being reduced to 3.25 to 1.00 at the end of the third and fourth quarters of fiscal 2011. The allowable leverage ratio then returns to 3.00 to 1.00 for all remaining periods. The Consolidate Net Worth requirement was reduced to $17.5 million and the lenders waived the covenant violations that existed as a result of the recording of the $25.5 million European arbitration award in the fiscal 2010 financial statements.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

Executive Officers of the Registrant

Information with respect to those individuals who serve as executive officers of the Company is set forth below.

Name, Age and Position	Background and Experience
Alan D. Feldman (59) Chairman, President and Chief Executive Officer	Mr. Feldman joined MDS as President and Chief Executive Officer in January 2003 and was named Chairman of the Board of Directors in May 2006. From 1994 through 2002, Mr. Feldman held senior management posts at McDonald’s Corporation. His most recent positions were President and Chief Operating Officer of McDonald’s Americas and President of McDonald’s USA. From 1983 to 1994, Mr. Feldman held financial and operational posts with the Pizza Hut and Frito-Lay units of Pepsico. In 1993 he was named Senior Vice President, Business Strategy, and Chief Financial Officer of Pizza Hut, and he served as Senior Vice President of Operations for Pizza Hut from 1990 to 1993. Mr. Feldman is also a director of Foot Locker, Inc. and John Bean Technologies Corporation.

William M. Guzik (51) Executive Vice President and Chief Financial Officer	Mr. Guzik joined MDS in December 1999 and was named Senior Vice President and Chief Financial Officer in May 2001. He was named Executive Vice President of the Company in November 2006. From 1995 to 1999, Mr. Guzik served as Chief Financial Officer of Delray Farms, LLC, a start-up grocery retailer located in Chicago, Illinois. From 1993 to 1995, Mr. Guzik served as Vice President and Chief Financial Officer of JG Industries, Inc., a publicly-traded, diversified retailer. Prior to that, Mr. Guzik spent 11 years with Coopers & Lybrand, LLP.

Frederick W. Dow, Jr. (60) Senior Vice President and Chief Marketing Officer	Mr. Dow joined MDS in June 2003. From October 2001 to March 2003, Mr. Dow was Senior Vice President, Marketing Programs and Sales, for Burger King Corporation. From December 2000 to October 2001, Mr. Dow served as Senior Vice President, Brand Management and Marketing Programs, for West Group, a provider of e-information solutions to the legal market. From September 1995 to December 2000, Mr. Dow served as Vice President, Marketing Programs and Worldwide Advertising, for Northwest Airlines.

Name, Age and Position	Background and Experience
Michael J. Gould (54) Senior Vice President—Franchise Operations	Mr. Gould joined Midas in April 1980. In March 2009, Mr. Gould was named Senior Vice President, Franchise Operations. From August 2007 to March 2009, Mr. Gould served as Vice President Retail Operations and from January 2005 to August 2007, as Vice President of Midas’ company-operated shops business. Prior to January 2005, he held various positions in the Company’s franchise and company-operated shops operations.

Alvin K. Marr (45) Senior Vice President, General Counsel & Secretary	Mr. Marr was named Senior Vice President, General Counsel and Secretary in March 2005. From 2001 to 2005, Mr. Marr served as Vice President, General Counsel and Secretary of MDS. Mr. Marr joined MDS in 1997 as Assistant General Counsel and Assistant Secretary. From 1990 to 1997, Mr. Marr practiced law with the firm of Holleb & Coff in Chicago, IL.

John E. Brisson, Jr. (46) Vice President—Finance and Planning	Mr. Brisson joined MDS in August 2001. He was named Vice President of Finance and Planning in February 2006. From 2004 to 2006, he served as Vice President of Financial Planning and Analysis and, from 2001 to 2004, he served as Director of Financial Planning and Analysis for the Company. From 1997 to 2001, Mr. Brisson served as Director of Planning for the automotive and major appliance divisions of Montgomery Ward & Co.

Audrey L. Gualandri (45) Vice President—Controller	Ms. Gualandri joined Midas in June 2004 as the Director of Internal Audit. From November 2009 to August 2010, she held the position of Director of Accounting. She was named Vice President and Controller in August 2010. Prior to joining the Company, Ms. Gualandri held various positions with several companies, including Ameritech and two public accounting firms. Ms. Gualandri is a Certified Public Accountant.

Additional information required by this item, which is set forth under the headings “Proposal 1: Election Of Directors,” “Meetings and Committees of the Board” and “Beneficial Ownership of Common Stock—Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement (the “2011 Proxy Statement”) for the Annual Meeting of Shareholders to be held on May 10, 2011, is incorporated herein by reference.

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

On July 2, 2010, MDS submitted its Section 303A Annual Written Affirmation to the New York Stock Exchange (“NYSE”), including the CEO certification regarding the Company’s compliance with the NYSE corporate governance listing standards, in accordance with the NYSE rules.

Information required by this item is set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this item is set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about the Company’s common stock that may be issued under the Company’s equity compensation plans as of January 1, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders [1,2],3	855,647	$9.68	708,234
Equity compensation plans not approved by security holders [4]	552,526	7.26	—

Total	1,408,173	$8.73	708,234

1	Includes the MDS Stock Incentive Plan and the MDS Directors’ Deferred Compensation Plan.
2	The MDS Directors’ Deferred Compensation Plan was adopted in 2002. This plan provides non-officer directors the option of using their Board and Board Committee annual retainer and meeting attendance fees from the Company to purchase shares of the Company’s Common Stock, or of deferring receipt of such fees in the form of cash units and units representing shares of the Company’s Common Stock. The Plan provides for a 100,000 maximum aggregate number of shares. The Company’s intention is to use treasury shares for such purposes. No shares have been issued under this plan. All current fees and other compensation for directors are outlined in the 2011 Proxy Statement.

3	The MDS Treasury Stock Plan, adopted in 2002, authorizes the issuance of up to 400,000 shares of MDS common stock held in Treasury pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. The plan as amended and restated, was approved by shareholders on May 11, 2010. As of January 1, 2011, only 35,894 shares under this plan remain available for issuance.
4	The Company issues non-qualified stock options to certain individuals in order to induce them to accept employment with the Company. Pursuant to the rules of the New York Stock Exchange, options issued under this program are not considered part of the MDS Stock Incentive Plan and are not deducted from the number of securities remaining available for future issuance. As of January 1, 2011, inducement options for a total of 552,526 shares were outstanding. These options have a ten-year term and vest over a period of five years commencing from the date of grant.

Information required by Item 403 of Regulation S-K, which is set forth under the heading “Beneficial Ownership of Common Stock” in the 2011 Proxy Statement, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth in the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item, which is set forth under the heading “Principal Accounting Firm Fees” in the 2011 Proxy Statement, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See Index to Financial Statements on Page F-1.

2. Financial Statement Schedules

See Index to Financial Statements on Page F-1.

(b)	Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to Midas, Inc. Registration Statement on Form 10/A No. 3 (Post-Effective Amendment No. 1) (Commission File No. 1-13409) (the “Form 10”)).

3.2	Certificate of Amendment of the Certificate of Incorporation, dated December 30, 1997 (incorporated by reference to Exhibit 3(i).2 to the Form 10).

3.3	By-Laws (as amended December 31, 1997) (incorporated by reference to Exhibit 4.4 to Midas, Inc. Registration Statement on Form S-8 relating to its Retirement Savings Plans (Registration No. 333-44625) (the “RSP Form S-8”)).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the RSP Form S-8).

4.2	Amended Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Form 10/A dated as of January 10, 2008).

Exhibit No.	Description
4.3	Warrant Agreement, dated as of March 27, 2003, by and among Midas, Inc. and the Warrant Holders named therein (incorporated by reference to Exhibit 4.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

4.4	Rights Agreement, dated as of December 7, 2007, effective December 31, 2007, between Midas, Inc. and National City Bank, as rights agent. (incorporated by reference to Exhibit to 99.1 to the Midas, Inc. Current Report on Form 8-K dated as of December 7, 2007).

4.5	Amendment No. 1 to Rights Agreement, dated as of December 14, 2009, between Midas Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Midas, Inc. Current Report on Form 8-K dated December 14, 2009).

10.1	Distribution and Indemnity Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Midas, Inc. Current Report on Form 8-K dated January 30, 1998 (the “Form 8-K”)).

10.2	Tax Sharing Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.2 to the Form 8-K).

10.7	Amendment to Agreement for Strategic Alliance and License Agreement dated as of March 14, 2003, by and between Midas International Corporation and Magneti Marelli Services S.p.A., which amends the Agreement for Strategic Alliance and License Agreement dated as of October 1, 1998, between Midas International Corporation and Magneti Marelli S.p.A. (incorporated by reference to Exhibit 10.25 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003).

10.8	Second Amendment to Agreement for Strategic Alliance and License Agreement, dated as of July 28, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A. (incorporated by reference to Exhibit to 10.26 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.9	Third Amendment to Agreement for Strategic Alliance and License Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A. (incorporated by reference to Exhibit to 10.27 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.10	Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Norauto S.A. relating to Agreement for Strategic Alliance between Midas International Corporation and Magneti Marelli Services S.p.A., as amended (incorporated by reference to Exhibit to 10.28 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.11*	Amended and Restated Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.12*	Severance Plan for Full-Time Salaried (Exempt) and Hourly (Non-Exempt) Employees (incorporated by reference to Exhibit 10.12 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.13*	Executive Retirement Plan—Account Balance Component (incorporated by reference to Exhibit 10.13 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.14*	Executive Retirement Plan—Defined Benefit Retirement Component (incorporated by reference to Exhibit 10.14 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

Exhibit No.	Description
10.15*	Form of Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.16*	Form of Retention Agreement with certain executive officers (Messrs. Guzik and Marr) (incorporated by reference to Exhibit 10.16 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.17*	Form of Amendment to Retention Agreement with certain executive officers (Messrs. Guzik and Marr) dated as of November 11, 2008 (incorporated by reference to Exhibit 10.17 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.18*	Employment Confirmation Letter with President and Chief Executive Officer (incorporated by reference to Exhibit 10.19 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.19*	Amendment to Employment Confirmation Letter with President and Chief Executive Officer dated as of November 11, 2008 (incorporated by reference to Exhibit 10.19 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.20*	Employment Confirmation Letter with Senior Vice President and Chief Marketing Officer (incorporated by reference to Exhibit 10.32 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.21*	Amendment to Employment Confirmation Letter with Senior Vice President and Chief Marketing Officer dated as of November 11, 2008 (incorporated by reference to Exhibit 10.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.22*	Amended and Restated Midas, Inc. Stock Incentive Plan, as amended on May 8, 2007 (incorporated by reference to Exhibit 10.10 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 29, 2007).

10.23*	Treasury Stock Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Treasury Stock Plan (Registration No. 333-89226).

10.24*	Stock Option Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.17 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.25*	Stock Option Agreement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.20 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.26*	Form of Stock Option Agreement for Supplemental Stock Options issued to certain executive officers (Mr. Feldman) under the Stock Incentive Plan in fiscal 2004 (incorporated by reference to Exhibit 10.30 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.27*	Form of Stock Option Agreement for Stock Options issued under either the Stock Incentive Plan, the Treasury Stock Plan, or outside of the Stock Incentive Plan and Treasury Stock Plan in fiscal 2005 and 2006 (incorporated by reference to Exhibit 10.11 to Midas, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2005).

10.28*	Form of Stock Option Agreement for Stock Options issued under the Stock Incentive Plan in fiscal 2007 (incorporated by reference to Exhibit 10.28 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

Exhibit No.	Description
10.29*	Form of Stock Option Agreement for Stock Options issued under the Stock Incentive Plan in fiscal 2008 and 2009 (incorporated by reference to Exhibit 10.29 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.30	Form of Stock Option Agreement for Stock Options issued under the Stock Incentive Plan and Treasury Stock Plan in fiscal 2010.

10.31*	Form of Restricted Stock Award Agreement for Restricted Stock Awards issued under the Stock Incentive Plan or the Treasury Stock Plan in fiscal 2005 and 2006 (incorporated by reference to Exhibit to 10.39 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).

10.32*	Form of Restricted Stock Award Agreement for Restricted Stock Awards (time-based vesting) issued under the Stock Incentive Plan in fiscal 2007. (incorporated by reference to Exhibit 10.35 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.33*	Form of Restricted Stock Award Agreement for Restricted Stock Awards (performance-based vesting) issued under the Stock Incentive Plan in fiscal 2007 (incorporated by reference to Exhibit 10.36 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.34*	Form of Restricted Stock Award Agreement for Restricted Stock Awards (time-based vesting) issued under the Stock Incentive Plan in fiscal 2008 (incorporated by reference to Exhibit 10.37 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.35*	Form of Restricted Stock Award Agreement for Restricted Stock Awards (performance-based vesting) issued under the Stock Incentive Plan in fiscal 2008 (incorporated by reference to Exhibit 10.38 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.36*	Description of 2009 Incentive Compensation Plan (incorporated by reference to the Midas, Inc. Current Report on Form 8-K dated March 18, 2009).

10.37*	Description of 2010 Incentive Compensation Plan (incorporated by reference to the Midas, Inc. Current Report on Form 10-Q for the quarterly period ended April 3, 2010).

10.38*	Summary of Employment Arrangements with Named Executive Officers (Messrs. Feldman, Guzik and Dow) (incorporated by reference to Exhibit 10.34 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.39*	Summary of Directors Compensation (incorporated by reference to Exhibit 10.35 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.40*	First Amendment to Midas Executive Retirement Plan Account Balance Component (incorporated by reference to Exhibit 10.2 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009).

10.41	Agreement for Strategic Alliance dated October 1, 1998 between Midas International Corporation and Magneti Marelli S.p.A. (incorporated by reference to Exhibit 10.43 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009).

10.42	Amended and Restated Credit Agreement, dated December 4, 2009, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, PNC, National Association as Syndication Agent, and Bank of America, N.A. as Documentation Agent (incorporated by reference to Exhibit 10.48 to the Midas, Inc. Current Report on Form 8-K dated December 8, 2009).

10.43	First Amendment to Amended and Restated Credit Agreement, dated December 4, 2009, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, PNC, National Association as Syndication Agent, and Bank of America, N.A. as Documentation Agent.

Exhibit No.	Description
10.44*#	Description of 2011 Incentive Compensation Plan

21.1#	Subsidiaries of Midas, Inc.

23.1#	Consent of Independent Registered Public Accounting Firm.

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

32.1#	Section 1350 Certifications.

*	Management Compensatory Plan or Contract
#	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of March 2011.

MIDAS, INC.

By:	/s/ WILLIAM M. GUZIK
William M. Guzik Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the Registrant, this 17th day of March 2011.

Signature	Title

/S/ ALAN D. FELDMAN	Chairman, President, Chief Executive Officer and Director (principal executive officer)
Alan D. Feldman

/S/ WILLIAM M. GUZIK	Executive Vice President and Chief Financial Officer (principal financial officer)
William M. Guzik

/S/ AUDREY L. GUALANDRI	Vice President and Controller (principal accounting officer)
Audrey L. Gualandri

/S/ ROBERT R. SCHOEBERL	Lead Director
Robert R. Schoeberl

/S/ THOMAS L. BINDLEY	Director
Thomas L. Bindley

/S/ ARCHIE R. DYKES	Director
Archie R. Dykes

/S/ JAROBIN GILBERT, JR.	Director
Jarobin Gilbert, Jr.

/S/ DIANE L. ROUTSON	Director
Diane L. Routson

MIDAS

Financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Midas, Inc.:

We have audited the accompanying consolidated balance sheets of Midas, Inc. (the “Company”) as of fiscal year end 2010 and 2009, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2010, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midas, Inc. as of fiscal-year end 2010 and 2009, and the results of its operations and cash flows for fiscal years 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Midas, Inc.’s internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Chicago, Illinois

March 17, 2011

MIDAS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for earnings per share)

Fiscal Year	2010	2009	2008
Sales and revenues:
Franchise royalties and license fees	$53.0	$53.6	$57.2
Real estate revenues from franchised shops	31.8	32.6	34.6
Company-operated shop retail sales	77.6	65.4	61.4
Replacement part sales and product royalties	22.9	25.3	29.2
Warranty fee revenue	1.2	0.5	—
Software sales and maintenance revenue	5.9	5.4	5.0

Total sales and revenues	192.4	182.8	187.4

Operating costs and expenses:
Franchised shops—occupancy expenses	22.5	22.7	22.8
Company-operated shop parts cost of sales	22.3	18.2	16.1
Company-operated shop payroll and employee benefits	33.2	28.1	26.1
Company-operated shop occupancy and other operating expenses	25.5	22.0	20.8
Replacement part cost of sales	21.0	22.9	26.4
Warranty expense (benefit)	0.9	0.1	(2.7)
Selling, general, and administrative expenses	50.5	51.2	54.1
European arbitration award	25.5	—	—
Loss on sale of assets, net	—	0.2	0.9
Business transformation charges	—	3.2	1.6

Total operating costs and expenses	201.4	168.6	166.1

Operating income (loss)	(9.0)	14.2	21.3
Interest expense	(9.3)	(8.3)	(9.1)
Other income, net	0.3	0.4	0.8

Income (loss) before income taxes	(18.0)	6.3	13.0
Income tax expense (benefit)	(4.6)	3.7	5.2

Net income (loss)	$(13.4)	$2.6	$7.8

Earnings (loss) per share:
Basic	$(0.97)	$0.19	$0.58

Diluted	$(0.97)	$0.19	$0.56

Average number of shares:
Common shares outstanding	13.8	13.7	13.5
Common stock warrants	0.1	0.1	0.1

Shares applicable to basic earnings	13.9	13.8	13.6
Equivalent shares on outstanding stock awards	—	—	0.3

Shares applicable to diluted earnings	13.9	13.8	13.9

See accompanying notes to financial statements.

MIDAS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

Fiscal Year End	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$0.6	$0.9
Receivables, net	29.5	31.2
Inventories	5.0	5.6
Deferred income taxes	18.0	9.5
Prepaid assets	4.1	4.4
Other current assets	3.0	3.0

Total current assets	60.2	54.6
Property and equipment, net	81.1	86.4
Goodwill and other intangible assets, net	41.0	36.8
Deferred income taxes	43.9	46.1
Other assets	3.5	4.7

Total assets	$229.7	$228.6

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.7	$1.5
Current portion of accrued warranty	1.7	2.0
Accounts payable	21.1	22.8
Accrued expenses	20.5	24.0
Accrued European arbitration award	25.5	—

Total current liabilities	70.5	50.3
Long-term debt	62.7	71.9
Obligations under capital leases	1.3	1.6
Finance lease obligation	29.1	30.5
Pension liability	22.5	20.1
Accrued warranty	9.1	11.3
Deferred warranty obligation	6.8	5.3
Other liabilities	6.7	4.6

Total liabilities	208.7	195.6

Temporary equity:
Non-vested restricted stock subject to redemption	3.8	3.7
Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	8.9	6.3
Treasury stock, at cost (3.5 million shares)	(71.8)	(71.5)
Retained income	97.6	111.0
Accumulated other comprehensive loss	(17.5)	(16.5)

Total shareholders’ equity	17.2	29.3

Total liabilities and shareholders’ equity	$229.7	$228.6

See accompanying notes to financial statements.

MIDAS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Fiscal Year	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(13.4)	$2.6	$7.8
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	9.3	9.4	10.1
Stock-based compensation	2.8	3.6	3.7
Amortization of financing fees and change in interest rate swap valuation	0.5	0.4	0.3
Warranty liability adjustment	(0.3)	(0.6)	(3.4)
European arbitration award	25.5	—	—
Business transformation charges	—	3.2	1.6
Deferred income taxes	(6.3)	3.3	6.4
Loss on sale of fixed assets	—	0.2	0.9
Cash outlays for business transformation costs	(0.2)	(2.0)	(1.5)
Changes in assets and liabilities, exclusive of effects of European arbitration award, business transformation charges, acquisitions and dispositions:
Receivables	(0.8)	0.2	(0.7)
Inventories	0.3	(1.3)	(1.0)
Accounts payable	(1.5)	2.0	6.2
Accrued expenses	(3.3)	0.4	(2.5)
Other	3.4	(2.0)	(1.5)

Total changes in assets and liabilities	(1.9)	(0.7)	0.5

Net cash provided by operating activities	16.0	19.4	26.4

Cash flows from investing activities:
Capital investments	(4.3)	(3.1)	(6.4)
Cash paid for acquired businesses	(3.5)	(1.3)	(24.5)
Proceeds from sales of assets	2.9	0.3	1.0

Net cash used in investing activities	(4.9)	(4.1)	(29.9)

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	(9.2)	(11.7)	7.3
Payments for debt financing fees	—	(1.5)	—
Decrease in outstanding checks	(0.3)	(0.2)	(2.0)
Payment of principal obligations under capital leases	(0.3)	(0.3)	(0.7)
Payment of principal obligations under finance lease	(1.3)	(1.1)	(1.1)
Cash received for common stock	—	—	0.2
Cash paid for treasury shares	(0.4)	(0.7)	(0.4)
Borrowings under capital lease arrangements	0.1	—	—

Net cash provided by (used in) financing activities	(11.4)	(15.5)	3.3

Net change in cash and cash equivalents	(0.3)	(0.2)	(0.2)
Cash and cash equivalents at beginning of period	0.9	1.1	1.3

Cash and cash equivalents at end of period	$0.6	$0.9	$1.1

See accompanying notes to financial statements.

MIDAS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions)

	Common Stock And Paid-in Capital		Treasury Stock		Retained Income	Comprehensive Income (Loss)	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount
Fiscal year end 2007	17.7	$8.8	(3.9)	$(81.0)	$100.6		$(3.3)
Restricted stock awards	—	(4.3)	0.2	4.3	—	$—	—
Purchase of treasury shares	—	—	—	(0.4)	—	—	—
Stock option transactions	—	(0.1)	—	0.3	—	—	—
Stock option expense	—	1.3	—	—	—	—	—
Restricted stock vesting	—	1.1	—	—	—	—	—
Net income	—	—	—	—	7.8	7.8	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	(2.1)	(2.1)
—unrecognized pension costs, net of taxes	—	—	—	—	—	(12.6)	(12.6)
—loss on derivative financial instruments, net of tax	—	—	—	—	—	(0.8)	(0.8)

Comprehensive loss	—	—	—	—	—	$(7.7)	—

Fiscal year end 2008	17.7	6.8	(3.7)	(76.8)	108.4		(18.8)
Restricted stock awards	—	(6.0)	0.3	6.0	—	$—	—
Purchase of treasury shares	—	—	(0.1)	(0.7)	—	—	—
Stock option expense	—	1.1	—	—	—	—	—
Restricted stock vesting	—	4.4	—	—	—	—	—
Net income	—	—	—	—	2.6	2.6	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	1.2	1.2
—unrecognized pension costs, net of taxes	—	—	—	—	—	0.6	0.6
—gain on derivative financial instruments, net of tax	—	—	—	—	—	0.5	0.5

Comprehensive income	—	—	—	—	—	$4.9	—

Fiscal year end 2009	17.7	6.3	(3.5)	(71.5)	111.0		(16.5)
Restricted stock awards	—	(0.3)	—	0.3	—	$—	—
Purchase of treasury shares	—	—	—	(0.4)	—	—	—
Stock option expense	—	1.0	—	—	—	—	—
Restricted stock vesting	—	1.4	—	—	—	—	—
Forfeiture of restricted stock	—	0.5	—	(0.2)	—	—	—
Net loss	—	—	—	—	(13.4)	(13.4)	—
Other comprehensive income
—foreign currency translation	—	—	—	—	—	0.5	0.5
—unrecognized pension costs, net of taxes	—	—	—	—	—	(1.5)	(1.5)

Comprehensive loss	—	—	—	—	—	$(14.4)	—

Fiscal year end 2010	17.7	$8.9	(3.5)	$(71.8)	$97.6		$(17.5)

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

Fiscal Periods

Fiscal year 2010 ended on January 1, 2011 and consisted of 52 weeks. Fiscal year 2009 ended on January 2, 2010 and consisted of 52 weeks. Fiscal year 2008 ended on January 3, 2009 and consisted of 53 weeks.

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

Fair Value of Financial Instruments

MDS’s financial instruments include cash and cash equivalents, receivables, accounts payable, and long-term debt. No public market exists for the Company’s long term debt. Since the Company’s credit agreement was amended on December 4, 2009, interest rate spreads have declined. As a result, MDS estimates that the fair value of the Company’s $62.7 in debt is approximately $63.8 million. The carrying amounts of the other financial assets and liabilities approximate their fair values because of the short maturities of those instruments.

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

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees and suppliers, rents and other amounts. The future collectability

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers and franchisees, and the general economic climate in which it operates. Recent market conditions have increased the uncertainty in making these estimates. Any adverse change in these factors could have a significant impact on the collectability of these assets and could have a material impact on the Company’s consolidated financial statements.

The Company applies a consistent practice of establishing an allowance for accounts that it feels may become uncollectible through reviewing the historical aging of its receivables and by monitoring the financial strength of its franchisees and other customers. Where MDS becomes aware of the inability of a customer or franchisee to meet its financial obligations (e.g., where it is in financial distress or has filed for bankruptcy), the Company specifically reserves for the potential bad debt to reduce the net recognized receivable to the amount it reasonably believes will be collected. The valuation of receivables is performed on a quarterly basis.

In addition, the Company records receivables from third parties at the time a transaction is completed. These third party receivables are recorded at their estimated net realizable value. On a quarterly basis, the Company assesses the collectibility of these receivables.

Notes Receivable

Notes receivable relate to franchisee financing arrangements for certain previously past due balances and other long-term receivables that exceed one year. They bear interest at a market rate based on the franchisee’s credit quality and are recorded at face value. Interest is recognized over the life of the note. The notes are typically collateralized by inventory, equipment or similar assets of the franchisee. The Company has not and does not intend to sell these receivables. Past due notes receivable are considered during the Company’s valuation of receivables.

Inventory Valuation

Inventories are valued at the lower of cost or net realizable value. Inventory cost is determined using the weighted-average cost method, which approximates the first-in, first-out method. Additionally, the Company periodically evaluates the carrying value of its inventory to assess the proper valuation. This evaluation includes having adequate allowances to cover losses in the normal course of operations, providing for excess and obsolete inventory, and ensuring that inventory is valued at the lower of cost or market. In performing this evaluation, the Company considers historical data such as actual loss experience, past and projected usage, rights to return product to vendors and actual margins generated from sales of its products.

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

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at January 1, 2011. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period in which such determination was made.

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

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

Franchise royalties are recognized in the periods that correspond to the periods in which retail sales and revenues are recognized by franchisees. Franchise renewal fees are recognized when the new franchise agreement is signed by the franchisee, the renewal period commences and all contractual obligations have been met. Product royalties are recognized as earned based on the volume of franchisee purchases of products from certain vendors. Real estate revenues are recognized as earned on a monthly basis in accordance with underlying property lease terms using the straight-line method. The majority of real estate revenues are derived from Midas shop locations. Nearly all of these locations are subject to an annual percentage rent based upon the location’s retail sales volume for the calendar year. Replacement part sales are recognized at the time products are shipped. Sales and revenues of company-operated shops are recognized when customer vehicles are repaired or serviced. Taxes collected on behalf of taxing authorities are not recognized as revenue, but rather are recorded as a liability and remitted to the proper taxing authority. Warranty fee revenue is recorded at the same time warranty expense is recognized, which is at the time a lifetime warranted product claim is submitted to the Company.

Revenues derived from franchise fees, which represented approximately 0.6%, 0.8% and 1.1% of franchising revenues in fiscal 2010, 2009 and 2008, respectively, are recognized when the franchised shop opens and after certain contractual obligations have been met. Costs related to securing initial franchise agreements and performing the required services under such agreements are charged to expense as incurred.

Advertising

Advertising costs are expensed as incurred.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Annual warranty activity is summarized as follows (in millions):

Fiscal Year	2010	2009	2008
Accrued warranty expense at beginning of period	$13.3	$16.5	$24.8
Warranty benefit, net	(0.3)	(0.3)	(2.7)
Changes in foreign currency exchange rate	0.1	0.5	(1.1)
Warranty credit issued to franchisees (warranty claims paid)	(2.3)	(3.4)	(4.5)

Accrued warranty expense at end of period	10.8	13.3	16.5
Less current portion	1.7	2.0	2.4

Accrued warranty—non-current	$9.1	$11.3	$14.1

Warranty expense (benefit) is included in operating costs and expenses in the statements of operations. A portion of warranty expense incurred is also paid as claims within the same fiscal year. Warranty expense was reduced by $0.3 million, $0.6 million and $3.4 million in fiscal 2010, 2009 and 2008, respectively, due to changes in estimated warranty redemptions.

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

As of July 1, 2009, the Company changed how the Midas warranty obligations are funded in Canada to match the U.S. program. As a result, beginning in July 2009 Midas system franchisees in Canada started receiving rebates on their purchases from the Company’s preferred supply chain vendors and MDS no longer receives product royalties on Midas franchisee purchases in Canada. Because the Company’s Canadian supply chain partners are responsible for the warranty of parts during the first 12 months, MDS did not begin to record revenues or expenses under the new Canadian program until fiscal 2010.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual activity for the deferred warranty obligation related to this new program is summarized as follows (in millions):

Fiscal Year	2010	2009	2008
Deferred warranty obligation at beginning of period	$5.3	$3.0	$—
Warranty fees charged to franchisees and company-operated shops	2.8	2.8	3.0
Warranty credits to company-operated shops	(0.1)	—	—
Warranty credits to franchisees (recognized as revenue and expense)	(1.2)	(0.5)	—

Deferred warranty obligation at end of period	$6.8	$5.3	$3.0

Stock-Based Compensation

The Company records an expense for outstanding unvested stock awards based on the grant-date fair value of those awards. The fair value of stock option awards has been determined using the Black-Scholes option pricing model.

Earnings Per Share

Because MDS reported a loss in fiscal 2010, all stock options were excluded from the computation of earnings per share as they would be anti-dilutive.

Potential common share equivalents that could impact basic and diluted earnings per share but were excluded because they would be anti-dilutive were as follows (in millions):

Stock options	1.4	1.8	1.4

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

Management has evaluated all activity of MDS and concluded that one material subsequent event occurred. This event is disclosed below in Note 2 of the Notes to Consolidated Financial Statements.

Impact of New Accounting Standards

On January 3, 2010, MDS adopted changes issued by the Financial Accounting Standards Board (FASB) to accounting for variable interest entities. These changes require significant modifications to the analysis, evaluation and disclosure of variable interest entities. The adoption of these changes had no material impact on the Company’s Financial Statements.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(2) Subsequent Event

On March 3, 2011 the arbitral tribunal based in Geneva, Switzerland, issued its final ruling in the arbitration between MDS and its European licensee MESA S.p.A. (“MESA”) and Mobivia Group S.A. (“Mobivia”, formerly known as Norauto Groupe SA). MESA had filed a request for arbitration on June 12, 2009, seeking damages of up to € 256 million from MDS, claiming breach of a 1998 agreement of strategic alliance (“ASA”) and requesting termination of the license agreement under which royalty payments are paid to MDS. Under the terms of the ASA, disputes are to be settled by binding arbitration in Geneva, Switzerland, under the UNCITRAL Arbitration Rules.

MDS prevailed in its defense of the vast majority of claims that MESA and Mobivia had asserted as to MDS’ obligation to invest under the ASA in Midas Europe. However, the arbitral tribunal has awarded MESA $23.4 million plus interest of five percent from June 12, 2009 of $2.1 million through the ruling date, in connection with MESA’s claim that MDS failed to cooperate in the improvement of IT systems in the European operations.

Because MESA failed to prevail in the majority of its claims, the arbitral tribunal ordered MESA to pay 85 percent of MDS’ legal and other arbitration expenses and MDS to pay 15 percent of MESA’s expenses, resulting in MESA being required to pay MDS a net amount of approximately $2.5 million.

The damages payable to MESA will be offset by $2.1 million in MESA’s license fee payments due to MDS that were held in escrow as of the ruling date.

As a result of this ruling, MDS recorded a $25.5 million European arbitration award expense in its fiscal 2010 consolidated financial statements, and a corresponding $25.5 million accrued European arbitration award liability. The Company also recorded a $2.5 million reduction in selling, general and administrative expense for the fee recovery, and a corresponding receivable.

The license agreement between Midas and MESA continues in full force and the license fee royalty stream is to continue uninterrupted. The initial term of the license agreement expires in 2028 with additional 30 year options available.

(3) Debt Agreements

On December 4, 2009, MDS entered into a three-year extension of its existing unsecured revolving credit facility. The credit agreement was extended through October 27, 2013 with no material changes in existing covenants. The extended facility is for $125 million and is further expandable to $175 million by the Company with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 3.00% at January 1, 2011. This facility requires maintenance of certain financial covenants including maximum allowable leverage, minimum fixed charge coverage and minimum net worth.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the accrual of the $25.5 million European arbitration award in 2010, the Company was in violation of certain financial covenants as of January 1, 2011. On March 16, 2011, the Company’s lenders waived the covenant violations and entered into an amendment to the credit agreement. The amendment provides, among other things, that the $25.5 million arbitration award is excluded from the definition of consolidated adjusted EBITDA as defined in the credit agreement (“Consolidated Adjusted EBITDA”) for purposes of the covenant calculations.

As of January 1, 2011, a total of $62.7 million was outstanding under the revolving credit facility. As of January 2, 2010, a total of $71.9 million was outstanding under the revolving credit facility.

In November 2005, $20 million in revolving bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five-year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in revolving bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% through October 2010. Both of these swap arrangements expired prior to January 1, 2011.

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of its $62.7 million in revolving bank debt.

The November 2005, March 2007 and January 2010 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive loss as a gain or loss on derivative financial instruments.

The fair value of the Company’s revolving credit facility is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms and comparable credit risk. Interest rate spreads have declined since the debt was refinanced on December 4, 2009. As a result, the fair value of the debt currently exceeds the book value.

Expected Maturity Date	2011	2012	2013	There- after	Total	Fair Value
Long-term debt:
Revolving credit facility (variable rate)	$—	$—	$62.7	$—	$62.7	$63.8
Average interest rate			3.40%		3.40%

(4) Supplemental Balance Sheet, Cash Flow and Shareholders’ Equity Information

Receivables and Notes Receivable

Receivables are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts consisted of (in millions):

Fiscal Year End	2010	2009	2008
Allowance for doubtful accounts at beginning of year	$4.7	$3.5	$3.8
Additions charged to bad debts	1.9	2.0	2.1
Write-downs charged against allowance	(2.5)	(0.8)	(2.4)

Allowance for doubtful accounts at end of year	4.1	4.7	3.5
Less portion allocated to long term notes receivable	(1.2)	(1.5)	(1.3)

Portion allocated to receivables	$2.9	$3.2	$2.2

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The current portion of notes receivable is included in net receivables and the long term portion is included in other assets. Notes receivable consisted of (in millions):

Fiscal Year End	2010	2009
Current portion	$3.3	$3.0
Long term portion	1.9	2.7

Notes receivable	$5.2	$5.7

The long term portion of notes receivable are shown net of an allowance for doubtful accounts of $1.2 million in fiscal 2010 and $1.5 million in fiscal 2009.

The acquisition of certain company-operated shops resulted in non-cash reductions of accounts receivable of approximately $2.5 million and $0.3 million during fiscal 2010 and 2009, respectively.

Receivables include certain non-trade receivables such as vendor receivables, insurance recoveries and other non-recurring items. Non-trade receivables were $4.1 million as of January 1, 2011 and $4.9 million as of January 1, 2010.

Inventories

Inventories are comprised of finished goods, net of reserves. Inventory reserves consisted of (in millions):

Fiscal Year End	2010	2009	2008
Inventory reserves at beginning of year	$0.2	$0.4	$0.7
Additions charged to expense	0.4	0.4	0.2
Reserve against inventory of newly acquired shops	—	—	0.1
Write-downs charged against reserves	(0.2)	(0.6)	(0.6)

Inventory reserves at end of year	$0.4	$0.2	$0.4

Property and Equipment

Property and equipment consisted of the following (in millions):

Fiscal Year End	2010	2009
Land	$43.0	$42.4
Buildings and improvements	93.5	94.4
Machinery and equipment	16.7	16.5
Computer hardware	4.3	7.9
Computer software	38.3	33.8

Total property and equipment	195.8	195.0
Accumulated depreciation and amortization	(114.7)	(108.6)

Property and equipment, net	$81.1	$86.4

The Company recorded depreciation expense of $8.7 million, $8.8 million, and $9.3 million in fiscal 2010, 2009 and 2008, respectively. Depreciation expense is included in operating costs and expenses in the Statement of Operations.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in millions):

Fiscal Year End	2010	2009
Goodwill	$23.4	$20.4
Trademark	12.2	12.5
Franchise agreements	6.0	4.1
Customer lists	1.6	1.5

Total goodwill and other intangible assets	43.2	38.5
Accumulated amortization	(2.2)	(1.7)

Goodwill and other intangible assets, net	$41.0	$36.8

In January 2010, MDS acquired 22 Midas shops from an existing Midas franchisee. As a result of this acquisition, the Company recorded $5.5 million in incremental goodwill and other intangibles, which included $1.9 million of intangible franchise agreements, $0.2 million of customer lists and $3.4 million of goodwill. The $1.9 million of intangible franchise agreements will be amortized over a weighted average period of 12 years and the $0.2 million of customer lists will be amortized over a period of 2 years. The goodwill is not amortized in accordance with GAAP, but is tested annually for impairment in the fourth quarter. All of the acquired intangible assets are deductible for tax purposes. Simultaneous with and as part of the transaction, the Company re-franchised two of the locations to a new franchisee and bought out of the lease on a third location, bringing the net acquisition to 19 shops.

In addition to the above activity, the Company re-franchised 18 company-operated Midas and two company-operated SpeeDee shops in fiscal 2010. The re-franchising of these 20 company-operated shops resulted in a write-down of $0.7 million of intangible assets.

During fiscal 2009, the Company acquired 10 Midas shops from franchisees for $1.6 million, which generated $1.3 million of incremental goodwill, franchise agreement and customer list intangibles. In addition, MDS completed the acquisition of three franchised SpeeDee shops from the founders of the SpeeDee business. This acquisition was part of the March 2008 SpeeDee acquisition, but the transfer of the shops from G.C. & K.B. Investments, Inc. to MDS was delayed due to leasing issues. As a result, funds held in escrow were released to G.C. & K.B. Investments, Inc. and $0.8 million of incremental goodwill was recorded. Goodwill, trademark and customer list intangibles were reduced by $0.3 million in connection with the re-franchising of four company-operated shops and the closure of four under performing company-operated shops.

Intangible trademarks and goodwill have indefinite lives and, therefore, are not amortized, but are tested annually for impairment in the fourth quarter. MDS computed its annual test in the fourth quarter, which resulted in no impairment. All of the acquired intangible assets are deductible for tax purposes.

Acquired customer lists are amortized over the first two years after acquisition. Acquired franchise agreements are amortized over the remaining life of the agreements acquired. Approximately $3.9 million of acquired franchise agreements were from the SpeeDee acquisition and will be amortized over the next 19 years. The Company recorded amortization expense of $0.6 million in fiscal 2010 and $0.6 million in fiscal 2009.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses

Accrued expenses consisted of the following (in millions):

Fiscal Year End	2010	2009
Advertising	$9.3	$10.0
Taxes other than income taxes	4.7	4.6
Debt swap liability	—	1.8
Salaries and wages	2.0	1.4
Income taxes	0.2	0.3
Business transformation charges	—	0.3
Insurance reserves (current portion)	0.2	0.5
Vendor rebates payable to franchisees	1.5	1.8
Property reserves (current portion)	0.2	0.3
Accrued legal fees	0.4	0.3
Accrued interest	0.2	0.6
Other	1.8	2.1

Accrued expenses	$20.5	$24.0

Supplemental Cash Flow Information

Net cash flow from operating activities includes cash payments for interest and income taxes as follows (in millions):

Fiscal Year	2010	2009	2008
Interest paid	$9.2	$7.7	$8.5
Income taxes paid, net of tax refunds	0.6	0.7	0.7

Supplemental Shareholders’ Equity Information

Accumulated other comprehensive loss consisted of the following (in millions):

Fiscal Year	2010	2009	2008
Foreign currency translation	$(0.6)	$(1.1)	$(2.3)
Unrecognized pension costs, net of tax	(15.9)	(14.4)	(15.0)
Loss on derivative financial instruments, net of tax	(1.0)	(1.0)	(1.5)

Accumulated other comprehensive loss	$(17.5)	$(16.5)	$(18.8)

(5) Advertising

Under the terms of its Midas franchise agreements, MDS is obligated to spend an amount equal to one-half of the royalty payments received from Midas franchisees for advertising expenditures. Amounts received from Midas franchisees for advertising are recorded as liabilities until disbursed. MDS also administers cooperative advertising programs under which amounts received from certain Midas franchisees are recorded as liabilities until they are disbursed. Aggregate expenditures under these programs by Midas’ North American operations amounted to $50.0 million, $47.2 million, and $49.6 million in fiscal 2010, 2009, and 2008, respectively.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of its SpeeDee franchise agreements, MDS must use all weekly marketing fees collected from franchisees for the development of advertising and marketing materials and programs or the placement of advertising. Amounts received from SpeeDee franchisees are recorded as a liability until disbursed. Aggregate expenditures under this program were $3.5 in fiscal 2010 and $3.4 million in fiscal 2009. In the nine months in fiscal 2008 after the MDS purchase of SpeeDee expenditures were approximately $2.7 million.

MDS also incurs certain advertising costs that are included in selling, general and administrative expenses, which amounted to $4.9 million, $4.2 million, and $4.4 million in fiscal 2010, 2009, and 2008, respectively.

(6) Income Taxes

Income tax expense (benefit) consisted of the following (in millions):

Fiscal Year	2010	2009	2008
Current:
U.S. Federal	$—	$—	$—
Non-U.S.	0.4	0.4	0.4
U.S. state and local	0.3	0.3	0.2

Total current	0.7	0.7	0.6

Deferred:
U.S. Federal	(4.8)	2.2	3.0
Non-U.S.	0.4	0.4	1.0
U.S. state and local	(0.9)	0.4	0.6

Total deferred	(5.3)	3.0	4.6

Total income tax expense (benefit)	$(4.6)	$3.7	$5.2

The items which gave rise to differences between the income taxes in the statements of operations and the income taxes computed at the U.S. statutory rate are summarized as follows:

Fiscal Year	2010	2009	2008
Income tax expense (benefit) computed at U.S. statutory rate	(35.0)%	35.0%	35.0%
U.S. state and local taxes, net of U.S. Federal income tax effects	(4.2)	4.3	3.4
Non-U.S. effective tax rate differential	(0.2)	(0.5)	(0.5)
Write off of restricted stock and stock option deferred tax asset	1.2	8.3	—
Non-deductible expenses (primarily executive compensation)	1.2	6.6	1.8
Change in valuation allowance	11.5	1.4	1.2
Revaluation of deferred tax asset for rate change and utilization	—	4.0	(0.5)
Other items	—	(0.4)	(0.1)

Effective income tax rate	(25.5)%	58.7%	40.3%

The Company’s effective tax rate for fiscal 2010 was (25.5)%, which was below the 2010 statutory tax rate of 39.2%. The fiscal 2010 variance from the statutory rate was primarily due to the current year book loss, incremental non-deductible expenses, a write down of the deferred tax asset related to the restricted stock that vested during the year at a value significantly lower than the amount that was expensed for financial statement purposes and a write off of the deferred tax asset related to stock options that were forfeited during the year. In addition the Company increased its valuation allowance against certain foreign tax credit carryforwards based on expected utilization.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax income from non-U.S. operations amounted to $0.7 million in fiscal 2010, $0.9 million in fiscal 2009, and $2.7 million in fiscal 2008. As of January 2010, the non-U.S. operations had no accumulated earnings and profits.

Deferred income taxes are created by “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as reported under income tax regulations. Deferred tax assets and liabilities consisted of (in millions):

Fiscal Year End	2010	2009
Deferred tax assets attributable to:
Business transformation accruals	$1.0	$1.0
Employee benefits and vacation accruals	5.1	4.5
Goodwill	0.3	1.6
Net operating loss carryforwards and tax credits	28.0	29.8
Warranty reserve	6.5	6.9
Depreciation and amortization	3.7	1.5
Pensions	8.2	7.4
European arbitration award	9.0	—
Other items	2.5	3.3

Total deferred tax assets	64.3	56.0
Valuation allowance	(2.4)	(0.4)

Net deferred tax asset	$61.9	$55.6

Net deferred tax assets included in:
Current assets	$18.0	$9.5
Non-current assets	43.9	46.1

Net deferred tax assets	$61.9	$55.6

As of January 2, 2010, the Company had recorded valuation allowances of $0.4 million against certain state income tax net operating loss carryovers because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. During fiscal 2010, the Company recorded an additional valuation allowance of $2.0 million against certain foreign tax credit carryovers because the company determined that it was more likely than not that this portion of the deferred tax asset will not be realized. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining U.S. and Canadian deferred tax assets.

As of January 1, 2011, the Company has net operating loss carryforwards of approximately $64.3 million available to offset future taxable income for Federal and Canadian income tax purposes. The Federal net operating loss carryforwards of approximately $59.1 million expire between 2023 and 2024. The Company generated approximately $3.8 million in Federal taxable income in fiscal 2010 and $6.6 million in fiscal 2009. The Company believes that it will generate sufficient additional Federal taxable income in future years to fully utilize the $59.1 million net operating loss carryforward before it begins to expire in 2023.

The $25.5 million European arbitration award recorded in fiscal 2010 will be treated as a deduction in the Company’s fiscal 2011 income tax return thereby creating an additional $25.5 million of net operating loss carryforwards.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Canadian net operating loss carryforward is approximately $5.2 million and expires between 2014 and 2028. The Company’s Canadian operation generated taxable income of $2.1 million in fiscal 2010 and taxable income of $1.0 million in fiscal 2009. The Company believes that it will generate sufficient taxable income in Canada in future tax years to fully utilize the $5.2 million Canadian net operating loss carryforward before it expires.

The Company also has tax credits of approximately $4.0 million available to offset future Federal income taxes. The tax credits expire between 2015 and 2020.

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

Worldwide MDS shops in operation as of fiscal year end consisted of (unaudited):

Midas Shops	2010	2009	2008
Franchised and licensed	2,218	2,278	2,411
Company-operated	101	100	98

Total	2,319	2,378	2,509

SpeeDee Shops
Franchised and licensed	165	162	171
Company-operated	6	7	2

Total	171	169	173

As of January 1, 2011, there were 20 franchised shops and 26 company-operated shops within the Midas and SpeeDee systems operating as Co-Brand locations.

(8) Leases

Control of the real estate used by Midas shops is a fundamental strength of the Midas program. SpeeDee franchise agreements also contain provisions for lease control but until recently such control has not been required. Going forward, real estate control will be required of new and renewing SpeeDee franchisees.

MDS employs a number of methods to ensure continued dedication of the real estate to the franchise program. MDS leases real estate that is subleased to franchisees and owns real estate in the U.S. and Canada that is leased to franchisees. MDS has also entered into contingent operating lease agreements that are described below. At fiscal year end 2010, approximately 89% of real estate associated with North American Midas shops was controlled by Midas, using one of these methods.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Leased Real Estate and Equipment

Gross rent expense applicable to operating leases relates to rentals of shops, corporate administration facilities and other miscellaneous facilities. Gross rent expense, the sublease rental income from franchisees and other third parties that reduced gross rent expense, and the resulting net rent expense for fiscal 2010, 2009 and 2008 are presented below (in millions):

Fiscal Year	2010	2009	2008
Gross rent expense	$28.5	$28.2	$27.6
Sublease rental income	23.1	24.0	25.6

Net rent expense	$5.4	$4.2	$2.0

Substantially all of the Company’s operating leases provide that MDS pay taxes, maintenance, insurance, and certain other operating expenses. The subleases with franchisees contain provisions for MDS to recover such costs. Real estate expenses are recognized using the straight-line method.

Real Estate Sale and Leaseback Transaction

MDS owns retail properties throughout the United States and Canada that are leased to franchisees and operated as Midas shops. During fiscal 2002, the Company sold 77 of these properties to Realty Income Corporation, a publicly traded real estate investment trust (REIT), and realized approximately $39.6 million in net proceeds. Simultaneous to that sale, MDS leased these properties from Realty Income Corporation and the sites continue to be leased to Midas franchisees under existing leases. Because these properties will continue to generate rents to MDS, the Company recorded a finance lease obligation pursuant to ASC 840-40 (Subtopic 40, “Sale-Leaseback Transactions”, of Topic 840) on the balance sheet of $39.6 million, equal to the net sale price of the properties, and no gain on the sale was recognized. The properties remain on the balance sheet at their historic cost and continue to be depreciated over their remaining useful lives. Annual lease payments (shown below) will be made through the expiration of the lease in 2022.

Minimum Annual Rental Payments

At fiscal year end 2010, annual minimum rental payments due under capital, finance and operating leases that have initial or remaining non-cancelable terms in excess of one year, along with sublease rental income on real estate due under non-cancelable subleases were as follows (in millions):

	Capital Leases	Finance Leases	Operating Leases	Sublease Rentals	Total
2011	$0.4	$4.8	$27.2	$(21.9)	$10.5
2012	0.4	4.8	24.8	(19.7)	10.3
2013	0.4	4.8	20.2	(15.6)	9.8
2014	0.3	4.8	16.2	(11.9)	9.4
2015	0.3	4.7	13.3	(8.8)	9.5
Thereafter	0.2	30.6	45.8	(28.9)	47.7

Total minimum lease payments	2.0	54.5	$147.5	$(106.8)	$97.2

Less imputed interest	0.4	24.0

Present value of minimum lease payments	1.6	30.5
Less current portion	0.3	1.4

Obligations under capital and finance lease obligations—noncurrent	$1.3	$29.1

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At fiscal year end 2010 and 2009, the net book value of property under capital leases included in the balance sheets amounted to $0.9 million and $1.2 million, respectively. At fiscal year end 2010 and 2009, the net book value of property under finance leases included in the balance sheets amounted to $24.1 million and $24.7 million, respectively.

Real Estate Owned by Midas and Leased to Franchisees

MDS owns real estate located in various communities throughout the United States and Canada that is leased to franchisees under operating lease agreements. Substantially all leases are for initial terms of 20 years and provide for minimum and contingent rentals.

Real estate leased to franchisees and included in the balance sheets consisted of (in millions):

Fiscal Year End	2010	2009
Land	$24.0	$24.3
Buildings and improvements	49.2	50.8

Total property and equipment	73.2	75.1
Accumulated depreciation	(39.4)	(38.3)

Property and equipment, net	$33.8	$36.8

Rental revenue on owned real estate for fiscal 2010 was $8.3 million, compared to $8.8 million in fiscal 2009 and $9.0 million in fiscal 2008. Minimum future lease payments to be received are as follows (in millions):

2011	$7.9
2012	7.5
2013	7.4
2014	7.3
2015	7.3
Thereafter	52.4

Total	$89.8

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

2011	$0.3
2012	0.7
2013	0.8
2014	0.8
2015	0.8
Thereafter	5.3

Total	$8.7

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contingent Operating Lease Agreements

MDS has entered into contingent operating lease agreements covering real estate that is leased by U.S. and Canadian franchisees from parties that are directly or indirectly related to the franchisees. At January 1, 2011, 63 Midas and 13 SpeeDee shops were covered by these contingent operating lease agreements, under which MDS could be required, under certain limited circumstances, to begin making rental payments with respect to individual shop locations. For the contingent Midas shop leases, the average annual shop rental is $59 thousand with an average remaining term of approximately four years. For the contingent SpeeDee shop leases, the average shop rental is $61 thousand with an average remaining term of approximately 12 years.

Management believes that, individually and in the aggregate, any potential difference that might arise under these contingent lease agreements between the rental expense and the rental income from future subleases would not materially affect the financial position or results of operations of MDS.

(9) Pension Plans

Defined Benefit Pension Plans and Other Postretirement Plans

Certain MDS employees in the U.S. and Canada are covered under various defined benefit pension plans sponsored and funded by MDS. Plans covering salaried employees provide pension benefits based on years of service, and generally are limited to a maximum of 20% of the employees’ average annual compensation during the five years preceding retirement. Plans covering hourly employees generally provide benefits of stated amounts for each year of service. Plan assets are invested primarily in common stocks, corporate bonds, government securities and cash and cash equivalent securities. The cost of these plans is being funded currently.

Net periodic pension cost for fiscal 2010, 2009 and 2008 are presented in the following table (in millions):

Fiscal Year	2010	2009	2008
Service cost	$1.0	$0.9	$0.9
Interest cost on projected benefit obligation	3.8	3.8	3.6
Expected return on assets	(4.5)	(4.4)	(5.0)
Net amortization and deferral	1.2	0.8	0.6
Other	—	(0.4)	—

Total net periodic cost	$1.5	$0.7	$0.1

The principal economic assumptions used in the determination of net periodic pension cost of the U.S. Defined Benefits Plan included the following:

Fiscal Year	2010	2009	2008
Discount rate	5.375%	5.875%	6.125%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of increase in compensation levels	3.00%	3.00%	3.25%

The Company used the Mercer Discount Yield Curve as the basis for determining the 2010 discount rate and used the Citigroup pension index as the basis for determining the 2009 and 2008 discount rates. Such indices are long term in nature, which reflects the future timing of the expected cash flows for the pension plan. The rate of increase in compensation levels reflects a 3.00% increase for 2010 and beyond. Because of a one year wage freeze enacted in 2009, the 2009 actuarial valuation used a 0.00% rate of increase in compensation levels for 2009 and a 3.00% increase for all subsequent years.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company believes the assumed long-term rate of return on pension plan assets is appropriate given the Company’s target long-term asset allocation. The Company believes its target asset allocation is appropriate given the expected timing and amount of expenses for the plan. The Company’s target asset allocation and actual asset allocation for fiscal 2010 and fiscal 2009 were as follows for the U.S. Defined Benefit Plan:

Fiscal Year	Target	2010	2009
Large cap domestic equity securities	29%	29%	29%
Mid cap domestic equity securities	10	11	10
Small cap domestic equity securities	15	16	16
International equity securities	15	14	15
Fixed income and cash	31	30	30

Total	100%	100%	100%

The Canadian Hourly Defined Benefit Plan and the Canadian Salary Defined Benefit Plan assets were allocated 100% to cash and cash equivalents as of the end of fiscal 2010. In early 2011, the plan assets were diversified to a mix more appropriate for the on-going pension obligations as the final wind-up payments were made throughout 2010. The fair value of the Canadian plan assets was approximately $4.0 million as of January 1, 2011.

The fair value of the pension plans’ assets at January 1, 2011 by asset category are as follows (in millions):

	End of Fiscal Year 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Large cap domestic equity securities	$13.6	$13.6	$—	$—
Mid cap domestic equity securities	5.0	5.0	—	—
Small cap domestic equity securities	7.6	7.6	—	—
International equity securities	6.8	6.8	—	—
Fixed income and cash	18.4	18.4	—	—

Total	$51.4	$51.4	$—	$—

Large Cap Domestic Equity Securities: Large cap domestic equity securities are primarily investments in publicly-traded mutual funds either indexed to or containing stocks similar to those contained in the Standard & Poor’s (“S&P”) 500 Index, which represents a market capitalization-weighted index of the 500 largest and most widely held stocks. Standards and Poor’s chooses the member companies for the 500 based on market size, liquidity and industry group representation. Included are the stocks of industrial, financial, utility and transportation companies.

Mid Cap Domestic Equity Securities: Mid cap domestic equity securities are primarily investments in publicly-traded mutual funds either indexed to or containing stocks similar to those contained in the S&P Mid Cap 400, which is the most widely used index for mid-sized companies. The S&P Mid Cap 400 covers over 7% of the U.S. equities market.

Small Cap Domestic Equity Securities: Small cap domestic equity securities are primarily investments in publicly-traded mutual funds either indexed to or containing stocks similar to those contained in the Russell 2000 Index, which measures the performance of the small-cap segment of the entire U.S. equity market. The Russell 2000 Index is a subset of the Russell 3000 Index representing approximately 8% of the total market capitalization of that index. It includes 2,000 of the smallest securities based on a combination of their market cap and current index membership.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

International Equity Securities: International equity securities are primarily investments in publicly-traded mutual funds either indexed to or containing stocks similar to those contained in the Morgan Stanley Capital International (“MSCI”) Europe Australasia Far East (“EAFE”) Index. The MSCI EAFE Index is a benchmark of international equity investments representing approximately 85% of the developed market’s total capitalization, excluding the U.S. and Canada.

Fixed Income and Cash: Fixed income and cash are primarily mutual funds either indexed to or benchmarked to bonds in the Barclay’s Capital Aggregate Bond Index, which is a market capitalization weighted index for U.S. investment grade bonds, as well as investments in a global bond fund. A portion of the cash is invested in common collective trust money market funds.

The following table presents estimated future benefits payments over the next 10 years, including expected future service, as appropriate, as of January 1, 2011 (in millions):

Fiscal Year
2011	$3.8
2012	3.4
2013	3.5
2014	3.7
2015	3.9
2016 – 2020	22.6

The changes in the projected benefit obligations for fiscal 2010 and fiscal 2009 were as follows (in millions):

Fiscal Year	2010	2009
Benefit obligations as of the beginning of the year	$66.6	$63.5
Change in foreign currency exchange rates	0.1	0.6
Service cost	0.9	0.8
Interest cost	3.8	3.7
Actuarial loss	4.8	1.6
Census data adjustment	—	(0.4)
Benefits paid and plan expenses	(4.3)	(3.2)

Benefit obligations as of the end of the year	$71.9	$66.6

The changes in the fair market value of the plan assets for fiscal 2010 and fiscal 2009 were as follows (in millions):

Fiscal Year	2010	2009
Fair value of assets as of the beginning of the year	$48.9	$44.6
Change in foreign currency exchange rates	0.2	0.8
Actual return on plan assets	5.2	6.1
Company contributions	1.4	0.6
Benefits paid and plan expenses	(4.3)	(3.2)

Fair value of assets as of the end of the year	$51.4	$48.9

The Company’s policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions as required. As of January 1, 2011, the Company has met all regulatory minimum funding requirements. As a result of the significant reduction in the fair value of the U.S. plan assets in 2008, MDS was required to make a contribution to the U.S. plan in fiscal year 2009. New

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

legislation, the Worker, Retiree, Employer Recovery Act of 2008 (WRERA), was passed in late December 2008 and provided temporary relief of pension funding requirements. Under WRERA, the Company made contributions of $1.4 million to the U.S. Plan in 2010 and expects to contribute approximately $3.1 million to the U.S. Plan during 2011.

The following table reconciles the pension plans’ funded status to the amounts recognized in MDS’s balance sheets as of fiscal year end 2010 and 2009 (in millions):

Fiscal Year	2010	2009
Actuarial present value of projected benefit obligation	$(71.9)	$(66.6)
Plan assets at fair market value	51.4	48.9

Accrued pension cost recognized on balance sheets	$(20.5)	$(17.7)

Amounts recognized in accumulated other comprehensive loss as of fiscal 2010 and fiscal 2009 were as follows (in millions and before tax):

Fiscal Year	2010	2009
Net actuarial loss	$28.3	$26.0

As of January 1, 2011, the Company has recorded accrued pension costs as follows (in millions):

Fiscal Year	2010	2009
Canadian prepaid pension asset	$0.3	$2.3
Canadian prepaid reserve	(0.3)	(2.3)
Accrued U.S. pension liability	(20.8)	(20.1)

Pension liability	$(20.8)	$(20.1)

The $0.3 million and $2.3 million valuation reserves in fiscal 2010 and fiscal 2009, respectively, represent an offset to the Canadian prepaid pension asset. As per provincial laws, any asset balance in excess of the Projected Benefit Obligation is not an asset of the Company.

Defined Contribution Plans

Substantially all U.S. salaried employees, certain U.S. hourly employees, and certain Canadian employees participate in voluntary, contributory defined contribution plans to which MDS makes full or partial matching contributions. The Company’s matching contributions to these plans amounted to approximately $0.4 million, $0.4 million, and $1.0 million in fiscal 2010, 2009 and 2008, respectively. MDS incurred costs to maintain the defined contribution plans of $0.0 million, $0.1 million and $0.2 million in fiscal 2010, 2009 and 2008, respectively.

(10) Stock-Based Compensation and Other Equity Instruments

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest over a

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period of four or five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of January 1, 2011:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2007	1,551,249	$6.77–$34.66	$14.33
Granted	230,000	15.22–15.22	15.22
Exercised	(14,088)	8.09–15.65	14.04
Cancelled and forfeited	(89,608)	15.65–22.17	21.40

Outstanding at fiscal year end 2008	1,677,553	6.77–34.66	14.08
Granted	298,000	9.87–9.87	9.87
Cancelled and forfeited	(48,500)	14.88–34.66	26.41

Outstanding at fiscal year end 2009	1,927,053	6.77–23.99	13.12
Granted	5,000	7.00–7.00	7.00
Cancelled and forfeited	(74,550)	8.09–22.17	16.20
Tendered in exchange	(747,090)	15.22–23.99	18.91
Issued in exchange	297,760	7.52–7.52	7.52

Outstanding at fiscal year end 2010	1,408,173	6.77–22.17	8.73	5.1	$0.9

Exercisable at fiscal year end 2010	1,055,135	6.77–22.17	8.55	3.8	0.8

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

Additional information pertaining to option activity during fiscal 2010, 2009 and 2008 was as follows (in millions):

	2010	2009	2008
Weighted average grant-date fair value of stock options issued (returned):
Stock options granted	$—	$1.3	$1.3
Stock options exercised	—	—	0.1
Stock options vested	0.7	1.2	2.3
Stock options tendered for exchange	(14.1)	—	—
Stock options issued in exchange	2.2	—	—
Stock options cancelled and forfeited	(1.2)	(0.7)	(1.1)

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average estimated fair value of the options granted or issued in exchange in fiscal 2010, 2009 and 2008 was $3.47, $4.52 and $5.82, respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2010	2009	2008
Risk-free interest rate	1.84%	2.45%	3.06%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	47.50%	43.48%	32.50%
Expected life in years	5.75	6.25	6.25

As of January 2, 2011, there was $1.7 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.1 years. Due to the limited number of stock option recipients, the Company uses the simplified method to estimate the expected life.

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

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at fiscal year end 2007	570,045	$15.75
Granted	208,000	10.08
Vested	(87,680)	12.30

Non-vested balance at fiscal year end 2008	690,365	14.66
Granted	288,900	9.03
Vested	(221,062)	(20.14)

Non-vested balance at fiscal year end 2009	758,203	10.57
Granted	15,000	9.32
Forfeited	(33,379)	(11.67)
Vested	(108,988)	(12.56)

Non-vested balance at fiscal year end 2010	630,836	10.37

The shares granted in 2010 included independent directors and a special grant to one employee.

The performance shares granted in fiscal 2009 and fiscal 2008 vest only if certain internal performance measures, all pertaining to growth of the company’s cash flow, are met or exceeded. These conditionally vested grants were valued based on management’s estimate of meeting the performance requirement.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 1, 2011, there was $2.3 million of unamortized restricted stock compensation of which $6.1 million was included as a reduction to paid-in capital and $3.8 million was included in non-vested restricted stock subject to redemption. The $2.3 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 1.4 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of unvested restricted stock in certain circumstances. ASC Topic 480, Distinguishing Liabilities From Equity requires securities with contingent cash settlement provisions that are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $3.8 million value of unvested restricted stock as temporary equity on the consolidated balance sheet. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of January 1, 2011, a total of 41,273 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

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

In general, MDS can redeem all the Rights for one cent per Right at any time until the date that a person has become an Acquiring Person. On December 14, 2009, the Rights Agreement was amended to exempt certain institutional investors from the definition of Acquiring Person. Specifically, it exempted investors who have Beneficially Owned (as defined in the Rights Agreement) more than 5% of the Company’s outstanding common stock during the preceding three years and do not Beneficially Own 24.5% or more of the Company’s outstanding common stock.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(12) Contingencies

MDS has certain contingent liabilities arising from various pending claims and litigation related to a number of matters. While the Company believes the claims are without merit, an adverse outcome could have a material adverse effect on the business.

California Class Action

The Company is currently involved in a class action lawsuit filed in the Superior Court of California for the County of Los Angeles in June 2006 that alleges that certain franchised California Midas shops intentionally issued invoices to certain brake customers that incorrectly indicated that the customers had received Midas-branded brake products when, in fact, they had received inferior non-Midas brake products. MDS denies the plaintiffs’ allegations and is vigorously defending this lawsuit. MDS has thus far been successful in challenging the legal sufficiency of the plaintiffs’ claims. The plaintiffs’ third amended complaint was dismissed in February 2009. The plaintiffs filed a fourth amended complaint in March of 2009. The Company continues to believe that the allegations are without merit. However, there can be no assurance the Company will prevail in such proceedings. An adverse ruling could have a material adverse effect on the Company’s financial condition and results of operations.

Canadian Franchise Purported Class Action

A class action lawsuit was filed against the Company in the Ontario Superior Court of Justice by two Canadian Midas franchisees. The plaintiffs alleged various violations of the Midas Franchise and Trademark Agreement and applicable law and sought class certification and monetary damages of approximately $168 million. The class certification hearing took place in February 2009 and the court released its certification ruling on March 26, 2009. Of the many claims asserted by the plaintiff, the only claim for which class certification was granted was the issue of whether Midas Canada breached its common law and statutory duties of good faith and fair dealing when it implemented its new supply chain program in 2003. All other causes of action were rejected by the court. The Company is currently in the process of compiling historical documents as a result of the plaintiffs’ discovery request. The Company continues to believe this lawsuit is without merit. However, there can be no assurance the Company will prevail in such proceedings. An adverse ruling could have a material adverse effect on the Company’s financial condition and results of operations.

(13) Derivative Instruments

The Company has market risk exposure to changes in interest rates, principally in the United States. MDS attempts to minimize this risk and fix a portion of its overall borrowing costs through the utilization of interest

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of derivative instruments is summarized as follows (in millions):

	As of January 1, 2011		As of January 2, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate contracts	Accrued expenses	$—	Accrued expenses	$1.8
Interest rate contracts	Other liabilities	1.8	Other liabilities	—

Total		$1.8		$1.8

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

No MDS customer accounted for more than 10% of the Company’s total sales and revenues in fiscal 2010, 2009 or fiscal 2008.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present financial information for each of the principal geographic areas in which the Company operates. Sales and revenues are attributed to geographic areas based on the location of customers.

	Sales and Revenues
Fiscal Year	2010	2009	2008
	(in millions)
North American Operations:
U.S.	$167.6	$156.9	$159.7
Canada	20.5	21.5	23.2

Total North America	188.1	178.4	182.9
International Operations	4.3	4.4	4.5

Total	$192.4	$182.8	$187.4

	Identifiable Assets
Fiscal Year End	2010	2009	2008
	(in millions)
North American Operations:
U.S.	$215.7	$215.6	$223.2
Canada	11.9	12.4	11.9

Total North America	227.6	228.0	235.1
International Operations	2.1	0.6	0.3

Total	$229.7	$228.6	$235.4

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) Selected Quarterly Financial Data (Unaudited)

Each quarter presented in the following table contains 13 weeks.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions, except per share data)
Fiscal 2010
Sales and revenues	$47.7	$49.3	$48.8	$46.6	$192.4
Franchised shops—occupancy expenses	5.5	5.4	5.7	5.9	22.5
Company-operated shop costs and expenses	20.0	21.0	20.9	19.1	81.0
Replacement part cost of sales	4.9	4.6	5.1	6.4	21.0
Warranty expense (benefit)	0.2	0.4	0.3	—	0.9
Selling, general and administrative expenses	13.7	13.9	12.7	10.2	50.5
European arbitration award	—	—	—	25.5	25.5
(Gain) loss on sale of assets, net	(0.1)	—	0.2	(0.1)	—

Total operating costs and expenses	44.2	45.3	44.9	67.0	201.4

Operating income (loss)	3.5	4.0	3.9	(20.4)	(9.0)
Interest expense	(2.5)	(2.4)	(2.4)	(2.0)	(9.3)
Other income, net	0.2	—	0.1	—	0.3

Income (loss) before taxes	1.2	1.6	1.6	(22.4)	(18.0)
Income tax expense (benefit)	0.5	0.8	0.8	(6.7)	(4.6)

Net income (loss)	$0.7	$0.8	$0.8	$(15.7)	$(13.4)

Earnings (loss) per share—diluted	$0.05	$0.06	$0.06	$(1.14)	$(0.97)

Fiscal 2009
Sales and revenues	$44.3	$46.4	$46.4	$45.7	$182.8
Franchised shops—occupancy expenses	5.7	5.6	5.8	5.6	22.7
Company-operated shop costs and expenses	16.2	17.2	18.0	16.9	68.3
Replacement part cost of sales	5.3	5.3	5.2	7.1	22.9
Warranty expense (benefit)	0.1	0.3	0.1	(0.4)	0.1
Selling, general and administrative expenses	13.2	13.9	12.5	11.6	51.2
Loss on sale of assets, net	0.1	—	0.1	—	0.2
Business transformation charges	—	0.2	0.1	2.9	3.2

Total operating costs and expenses	40.6	42.5	41.8	43.7	168.6

Operating income	3.7	3.9	4.6	2.0	14.2
Interest expense	(2.0)	(2.1)	(2.0)	(2.2)	(8.3)
Other income (expense), net	0.1	0.2	0.1	—	0.4

Income (loss) before taxes	1.8	2.0	2.7	(0.2)	6.3
Income tax expense	0.8	1.6	1.3	—	3.7

Net income (loss)	$1.0	$0.4	$1.4	$(0.2)	$2.6

Earnings (loss) per share—diluted	$0.07	$0.03	$0.10	$(0.02)	$0.19

The sum of earnings per share for the quarters may not equal the full year amount in each year due to the impact of changes in the average shares outstanding.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of changes in the Company’s business model over the past five years, the seasonality of the Company’s sales has been reduced. In fiscal 2010 and fiscal 2009 revenues by quarter were not significantly different.

Certain factors other than seasonality have impacted the Company’s quarterly net income and earnings per share and these are discussed in greater detail below.

Quarterly Variations—Fiscal 2010

MDS incurred significant legal costs associated with the MESA arbitration of $0.8 million, $1.1 million and $0.8 million in the first, second and third quarters, respectively. An approximate $2.5 million recovery of these fees was granted by an arbitral tribunal in March 2011, and the Company recorded a corresponding credit to selling, general and administrative expense in the fourth quarter. In addition, the tribunal awarded a $25.5 million judgment against the Company that was recorded as an expense in the fourth quarter. In the second quarter MDS recorded incremental operating expenses of $0.2 million related to the vesting of certain restricted stock. Fourth quarter revenues and replacement part cost of sales were higher because of a seasonal increase in tire sales. Fourth quarter tire sales accounted for 29% of tire sales recorded for the year. In the fourth quarter the Company reduced its warranty liability by $0.3 million. The reduction was the result of the Company’s change in estimate for the warranty reserves.

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

(16) Acquisitions and Divestitures

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

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MDS re-franchised 18 company-operated Midas and two company-operated SpeeDee shops in fiscal 2010. The re-franchising of these 20 company-operated shops resulted in a write-down of $0.7 million of intangible assets. The Company opened a previously closed Midas shop and a previously closed SpeeDee shop as company-operated shops. In addition a company-operated Midas shop was closed during fiscal 2010.

As s result of these actions, the total number of company-operated Midas and Speedee shops at the end of fiscal 2010 was 107, unchanged from the end of fiscal 2009. No net gain or loss was recorded on the acquisition or divestiture of company-operated shops in fiscal 2010.

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

(17) Business Transformation Charges

The company recorded business transformation charges of $3.2 million in fiscal 2009 and $1.6 million in 2008 as part of a multi-year plan to reposition the business, eliminate highly unprofitable company-operated shops, and reduce costs. No such charges were recorded in 2010.

The fiscal 2009 charges of $3.2 million included $0.4 million of salary continuation and outplacement costs related to the elimination of 19 corporate positions and $0.8 million in estimated non-recoverable lease costs and asset write-downs related to the closing of four underperforming company-operated shops. Also included was $1.5 million in third party consulting costs to develop the co-brand shop image, re-design the customer sales and follow-up process in Midas shops and a study of the Midas France business and marketplace. The Company also incurred $0.5 million in retail image update and other costs. The retail image update was a program that ended in 2009 whereby a franchisee could get a $2,600 subsidy per shop from the Company if they invested in new paint, signage and point-of-purchase material.

The fiscal 2008 charges of $1.6 million included $1.3 million related to the image update program and $0.3 million in connection with the closing of one underperforming shop.