Form 10-Q
period 2011-04-02
MIDAS INC
filed 2011-05-12
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of May 2, 2011 was 14,195,434.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

MIDAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal March
	2011	2010
	(13 weeks)	(13 weeks)

Sales and revenues:
Franchise royalties and license fees	$13.0	$12.9
Real estate revenues from franchised shops	7.9	7.9
Company-operated shop retail sales	18.0	19.8
Replacement part sales and product royalties	5.2	5.4
Warranty fee revenue	0.4	0.2
Software sales and maintenance revenue	1.6	1.5

Total sales and revenues	46.1	47.7

Operating costs and expenses:
Franchised shops – occupancy expenses	5.7	5.5
Company-operated shop parts cost of sales	4.8	5.5
Company-operated shop payroll and employee benefits	7.5	8.1
Company-operated shop occupancy and other operating expenses	5.7	6.4
Replacement part cost of sales	4.8	4.9
Warranty expense	0.4	0.2
Selling, general, and administrative expenses	12.3	13.7
(Gain) loss on sale of assets, net	0.2	(0.1)

Total operating costs and expenses	41.4	44.2

Operating income	4.7	3.5
Interest expense	(2.0)	(2.5)
Other income (expense), net	(1.2)	0.2

Income before income taxes	1.5	1.2
Income tax expense	0.6	0.5

Net income	$0.9	$0.7

Earnings per share:
Basic	$0.07	$0.05

Diluted	$0.07	$0.05

Average number of shares:
Common shares outstanding	13.8	13.8
Common stock warrants	0.1	0.1

Shares applicable to basic earnings	13.9	13.9
Equivalent shares on outstanding stock awards	0.2	—

Shares applicable to diluted earnings	14.1	13.9

See notes to condensed consolidated financial statements.

MIDAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	Fiscal March 2011	Fiscal December 2010
	(Unaudited)

Assets:
Current assets:
Cash and cash equivalents	$1.0	$0.6
Receivables, net	29.4	29.5
Inventories	5.5	5.0
Deferred income taxes	16.6	18.0
Prepaid assets	4.1	4.1
Other current assets	2.1	3.0

Total current assets	58.7	60.2
Property and equipment, net	78.9	81.1
Goodwill and other intangible assets, net	40.8	41.0
Deferred income taxes	44.7	43.9
Other assets	3.4	3.5

Total assets	$226.5	$229.7

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.7	$1.7
Current portion of accrued warranty	1.7	1.7
Accounts payable	16.4	21.1
Accrued expenses	19.8	20.5
Accrued European arbitration settlement	27.1	25.5

Total current liabilities	66.7	70.5
Long-term debt	62.0	62.7
Obligations under capital leases	1.3	1.3
Finance lease obligation	28.7	29.1
Pension liability	22.3	22.5
Accrued warranty	8.8	9.1
Deferred warranty obligation	7.1	6.8
Other liabilities	6.5	6.7

Total liabilities	203.4	208.7

Temporary equity:
Non-vested restricted stock subject to redemption	4.2	3.8

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	9.1	8.9
Treasury stock, at cost (3.5 million shares)	(71.8)	(71.8)
Retained income	98.5	97.6
Accumulated other comprehensive loss	(16.9)	(17.5)

Total shareholders’ equity	18.9	17.2

Total liabilities and shareholders’ equity	$226.5	$229.7

See notes to condensed consolidated financial statements.

MIDAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the three months ended fiscal March
	2011	2010

Cash flows from operating activities:
Net income	$0.9	$0.7
Adjustments reconciling net income to net cash provided by operating activities:
Depreciation and amortization	2.1	2.3
Stock-based compensation	0.5	0.7
Amortization of financing fees	0.1	0.1
Deferred income taxes	0.6	0.3
(Gain) loss on sale of assets	0.2	(0.1)
Changes in assets and liabilities, exclusive of effects of acquisitions and dispositions	(1.8)	(1.4)

Net cash provided by operating activities	2.6	2.6

Cash flows from investing activities:
Capital investments	(0.5)	(0.5)
Cash paid for acquired businesses	—	(3.5)
Proceeds from sales of assets	0.3	0.4

Net cash used in investing activities	(0.2)	(3.6)

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	(0.7)	2.5
Decrease in outstanding checks	(0.9)	(0.7)
Payment of principal obligations under capital leases	—	(0.2)
Payment of principal obligations under finance lease	(0.4)	(0.3)
Borrowings under capital lease arrangements	—	0.1

Net cash provided by (used in) financing activities	(2.0)	1.4

Net change in cash and cash equivalents	0.4	0.4
Cash and cash equivalents at beginning of period	0.6	0.9

Cash and cash equivalents at end of period	$1.0	$1.3

See notes to condensed consolidated financial statements.

MIDAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained Income	Comprehensive Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount

Fiscal year end 2010	17.7	$8.9	(3.5)	$(71.8)	$97.6		$(17.5)

Stock option expense	—	0.2	—	—	—		—

Net income	—	—	—	—	0.9	$0.9	—

Other comprehensive income
— foreign currency translation	—	—	—	—	—	0.2	0.2
— unrecognized pension costs, net of tax	—	—	—	—	—	0.3	0.3
— gain on derivative financial instruments, net of tax	—	—	—	—	—	0.1	0.1

Comprehensive income	—	—	—	—	—	$1.5	—

Fiscal first quarter end 2011	17.7	$9.1	(3.5)	$(71.8)	$98.5		$(16.9)

See notes to condensed consolidated financial statements.

MIDAS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Financial Statement Presentation

As used herein, and except where the context otherwise requires, the terms “MDS” and the “Company” refer to Midas, Inc. and its consolidated subsidiaries. The term “Midas” refers to the Midas retail system only. The term “SpeeDee” refers to the SpeeDee retail system.

The unaudited condensed consolidated interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 1, 2011. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended April 2, 2011 (“first quarter fiscal 2011”) and April 3, 2010 (“first quarter fiscal 2010”) and of its financial position as of April 2, 2011. All such adjustments are of a normal recurring nature. The results of operations for the first quarter of fiscal 2011 and 2010 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed consolidated interim period financial statements present the consolidated financial information for MDS and its wholly-owned subsidiaries. The unaudited condensed consolidated interim period financial statements for the quarters ended April 2, 2011 and April 3, 2010 both cover a 13-week period. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the fiscal 2010 first quarter Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows in order to provide comparability with the fiscal 2011 financial statements. Warranty fee revenue of $0.2 million, which was previously included in replacement part sales and product royalties, is now shown separately. Cash outlays for business transformation charges of $0.1 million, which were shown separately, are now included in changes in assets and liabilities, exclusive of effects of acquisitions and dispositions.

Potential common share equivalents that could impact basic and diluted earnings per share but were excluded because they would be anti-dilutive were as follows (in millions):

	For the quarter ended fiscal March
	2011	2010

Stock options	1.2	1.8

Franchise royalties are recognized in the periods that correspond to the periods in which retail sales and revenues are recognized by franchisees. Franchise renewal fees are recognized when the new franchise agreement is signed by the franchisee, the renewal period commences and all contractual obligations have been met. Product royalties are recognized as earned based on the volume of franchisee purchases of products from certain vendors. Real estate revenues are recognized as earned on a monthly basis in accordance with underlying property lease terms using the straight-line method. The majority of real estate revenues are derived from Midas shop locations. Nearly all of these locations are subject to an annual percentage rent based upon the location’s retail sales volume for the calendar year. Replacement part sales are recognized at the time products are shipped. Company-operated shop retail sales are recognized when customer vehicles are repaired or serviced. Taxes collected on behalf of taxing authorities are not recognized as revenue but rather are recorded as a liability and remitted to the proper taxing authority.

Cash and cash equivalents consist of deposits with banks and financial institutions and are unrestricted as to withdrawal or use, and credit card receivables, which generally settle within three days or less.

New Accounting Pronouncements

There were no new accounting pronouncements adopted during the first quarter of fiscal 2011 which had an impact on the Company’s Condensed Consolidated Financial Statements.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments for interest and taxes as follows (in millions):

	For the three months ended fiscal March
	2011	2010

Interest paid	$1.8	$2.6
Income taxes paid	0.2	0.1

The acquisition of certain previously franchised shops resulted in non-cash reductions of accounts receivable of approximately $0.0 million and $2.5 million during the first three months of fiscal 2011 and 2010, respectively.

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

As of April 2, 2011, a total of $62.0 million was outstanding under the revolving credit facility. As of January 1, 2011, a total of $62.7 million was outstanding under the revolving credit facility.

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

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of its $62.0 million in revolving bank debt.

The November 2005, March 2007 and January 2010 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive loss as a gain or loss on derivative financial instruments. See Note 8 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

The fair value of the Company’s revolving credit facility is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms and comparable credit risk.

Expected Maturity Date	2011	2012	2013	There- after	Total	Fair Value
Long-term debt:
Revolving credit facility (variable rate)	$—	$—	$62.0	$—	$62.0	$62.0
Average interest rate			3.36%		3.36%

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

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal March
	2011	2010
Service cost	$0.2	$0.2
Interest cost on projected benefit obligation	0.9	0.9
Expected return on assets	(1.0)	(1.0)
Net amortization and deferral	0.3	0.3

Total net periodic pension cost	$0.4	$0.4

The Company made cash contributions of approximately $0.2 million to the pension plans during the first three months of fiscal 2011. The Company expects to make additional cash contributions of approximately $2.9 million to the pension plans during fiscal 2011 in order to maintain minimum statutory funding requirements.

5. Stock-Based Compensation and Other Equity Instruments

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest annually over a period of four to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of April 2, 2011:

	Number of Options	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2010	1,408,173	$6.77– $22.17	$8.73
Outstanding at April 2, 2011	1,408,173	6.77– 22.17	8.73	4.8	$0.6
Exercisable at April 2, 2011	1,055,135	6.77– 22.17	8.55	3.5	$0.6

No stock options were granted, vested or forfeited in either the first quarter of fiscal 2011 or the first quarter of fiscal 2010.

As of April 2, 2011, there was $1.5 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock

Annually the Company grants shares of restricted stock to certain employees, officers and directors. Certain restricted stock vests at the five or seven year anniversary of the grant date, with provisions for accelerated vesting upon the occurrence of certain pre-determined events (“cliff-vesting shares”), while other restricted stock vests equally over periods of three to five years or only upon the occurrence of certain pre-determined events (the latter being referred to as “performance shares”). The fair value of all but the performance share grants is equal to the stock price on the date of the grant. The fair value of the performance share grants is based on their derived service period calculated using either a Monte Carlo simulation model or management’s expectations of achieving the objectives depending on the nature of the performance criteria. As of both April 2, 2011 and January 1, 2011 there were 630,836 non-vested restricted shares outstanding with weighted average grant-date fair values of $10.37 per share.

As of April 2, 2011, there was $1.9 million of unamortized restricted stock compensation of which $6.1 million was included as a reduction to paid-in capital and $4.2 million was included in non-vested restricted stock subject to redemption. The $1.9 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 1.2 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of non-vested restricted stock in certain circumstances. ASC 480 Distinguishing Liabilities from Equity requires securities with contingent cash settlement provisions that are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $4.2 million value of non-vested restricted stock as temporary equity on the consolidated balance sheet as of April 2, 2011. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of April 2, 2011, a total of 41,273 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

The Company did not record an excess tax benefit in the first three months of fiscal 2011 or fiscal 2010 related to stock-based compensation plans or equity instruments. The Company was in a net operating loss carry-forward position for the first three months of fiscal 2011 and 2010. As a result, the excess tax benefit is not recognized until the deduction reduces the Company’s income taxes payable, which occurs once the net operating loss has been fully utilized. Therefore, there was no impact on cash flows from operating activities or cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Year-to-date warranty activity through the first three months of fiscal 2011 is summarized as follows (in millions):

Accrued warranty at beginning of period	$10.8
Changes in foreign exchange rate	0.1
Warranty credit issued to franchisees (warranty claims paid)	(0.4)

Accrued warranty at end of period	10.5
Less current portion	(1.7)

Accrued warranty – non-current	$8.8

As of January 1, 2008, the Company changed how the Midas warranty obligations are funded in the United States. From June 2003 through December 2007, product royalties received from the Company’s preferred supply chain vendors were recorded as revenue and substantially offset the cost of warranty claims. Beginning in fiscal 2008, the Midas warranty program in the United States is funded directly by Midas franchisees. The franchisees are charged a fee for each warranted product sold to customers. The fee is charged when the warranty is registered with the Company. The fee billed to franchisees is deferred and is recognized as revenue when the actual warranty is redeemed and included in warranty expense. This fee is intended to cover the Company’s cost of the new warranty program, thus revenues under this program will match expenses and the new warranty program will have no net impact on the results of operations. In connection with this change, beginning in 2008 Midas system franchisees in the United States started receiving rebates on their purchases from the Company’s preferred supply chain vendors and MDS no longer receives product royalties on Midas franchisee purchases in the United States. The Company’s U.S. supply chain partners are responsible for the warranty of parts during the first 12 months after installation.

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

Year-to-date activity through the first three months of fiscal 2011 for the deferred warranty obligation related to this program is summarized as follows (in millions):

Deferred warranty obligation at beginning of period	$6.8
Warranty fees charged to franchisees and company-operated shops	0.7
Warranty credits issued to franchisees	(0.4)

Deferred warranty obligation at end of period	$7.1

In the first three months of fiscal 2011, the Company recognized $0.4 million of warranty fee revenue and an equal amount of warranty expense under this program.

7. Acquisitions and Divestitures

The Company re-franchised three company-operated Midas shops in the first three months of fiscal 2011. The re-franchising of these three company-operated shops resulted in a write-down of $0.1 million of intangible assets and a net loss on sale of assets of approximately $0.2 million.

During the first three months of fiscal 2011, the Company acquired one franchised Midas shop from a Midas franchisee to be run as a company-operated shop for approximately $47,000, which generated approximately $35,000 of incremental trademark and customer list intangibles.

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

The fair value of derivative instruments is summarized as follows (in millions):

	As of April 2, 2011		As of January 1, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate contracts	Other liabilities	$1.7	Other liabilities	$1.8

Because the interest rate contracts have been designated as cash flow hedges and have been evaluated to be highly effective, there is no impact on the Condensed Consolidated Interim Statements of Operations. The after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive loss as a gain or loss on derivative financial instruments.

9. Contingencies

As previously disclosed in the Company’s 10-K for the year ended January 1, 2011, the Company is currently involved in a class action lawsuit filed in the Superior Court of California for the County of Los Angeles in June 2006. In addition, the Company is also involved in a class action lawsuit which was filed against the Company in the Ontario Superior Court of Justice by two Canadian Midas franchisees. The Company continues to believe that both of these class action lawsuits are without merit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MDS management is focused on building shareholder value through the profitable growth of the Company. The three main drivers of profit growth for MDS are the refranchising of company-operated shops, increasing shop count through the opening of additional franchised units and increasing comparable shop sales. These drivers are closely integrated, as the opening of franchises is much easier in an environment where franchised shop sales and profits are growing.

Refranchising Company-Operated Shops

While many of the company-operated shops are profitable, the company-operated shop business has historically been unprofitable as a whole. This is because the Company has historically acquired unprofitable shops from certain multi-shop franchisees in order to protect its markets. Most recently, the Company acquired 22 shops in Northern California from a financially and operationally troubled franchisee in January 2010. The Company acquired the shops in conjunction with a settlement between the franchisee and the California Attorney General and the California Bureau of Automotive Repair. These Northern California shops generated an operating loss of $0.2 million in the first three months of fiscal 2011. The refranchising of company-operated shops, particularly those that are unprofitable, benefits the Company in a number of ways. First, the operating losses and capital investment requirements of the shops are replaced by royalty revenue that has minimal associated costs and capital investment. Second, the operational risks associated with running a shop on a day-to-day business are no longer borne by the Company. Third, the Company is able to reduce corporate overhead in its company-operated shop business and in back-office support functions.

As of April 2, 2011, MDS operated 106 company-operated Midas, SpeeDee and Midas-SpeeDee Co-Branded shops. Most of these shops are currently targeted for re-franchising. The Company refranchised three company-operated shops in the first three months of fiscal 2011 and acquired two shops from franchisees. The Company expects to refranchise additional shops during 2011 and currently does not anticipate any further acquisitions.

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

The benefits of transitioning Midas shops to new franchisees can be seen in the performance of these shops. Sales at shops within the first year after transition have historically far outperformed the sales performance of the broader Midas system. In some cases, the improvement is dramatic with sales rising by more than 100%. In the next several years the Company hopes to accelerate the number of transitions each year and thereby increase the capacity of the Midas system as a whole to adapt to and succeed in this new business environment. Additionally, the Company hopes to significantly increase the number of single-shop, owner-operator franchisees. As of January 1, 2011, about 30% of shops in the Midas system were owned by single-shop franchisees compared to 22% in 2005. MDS management strongly believes the automotive service business is often best managed by single-shop owners who work the business on a daily basis.

In addition to transitions, the Company believes that the re-opening of previously-operated Midas shops (i.e., “available shop inventory”) and matching prospective franchisees with sellers of competing automotive repair centers both provide a significant opportunity to grow the North American franchise system.

As of April 2, 2011, the Company’s available shop inventory consisted of 73 shops, 16 of which were owned by the Company and 57 of which were leased from third parties. During 2010, the Company collected an average annual rent of approximately $60,000 from the locations it leased to franchisees and collected an average of approximately $29,000 in royalties from each Midas shop in North America. Therefore, the reopening of these previously operated shops has the potential of adding significant revenues and operating profits in the future. The annual base rent obligation on the 57 shops that are leased from third parties is approximately $2.7 million. In addition to franchising these locations, the Company is also now working to sell or sublease certain of these shop properties as a means for accelerating the improvement in the Company’s real estate profitability.

In March 2011, the Company completed the identification of nearly 600 trade areas in North America eligible for expansion for the Midas or Midas-SpeeDee Co-Brand formats. The Company is targeting growth in these areas through de novo development and reopening of existing closed repair facilities. However, the Company believes that the acquisition of existing automotive repair shops, as well as the conversion of independent repair facilities to the Midas, SpeeDee or Co-Brand formats, in these trade areas is the most efficient way to grow the MDS system. Furthermore, the Company believes that the current economic environment will result in an increase in acquisition and conversion opportunities, as competitors struggle to remain viable and aging independent operators seek an exit strategy.

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

The Company began testing this concept by co-branding four franchised SpeeDee shops in late 2008 and four Midas company-operated shops in early 2009. At the end of first quarter of fiscal 2011, there were 49 co-branded shops, including 17 SpeeDee shops that have added Midas repairs and services and 31 Midas shops that have added SpeeDee oil change services. One brand-new franchised Midas-SpeeDee shop opened as a co-brand in Texas in late 2009.

The company-operated Midas shops that have been converted to the co-brand format continue to deliver strong sales increases. In the first quarter of fiscal 2011, co-branded company-operated shops generated a comparable shop sales increase of 8.7%, or approximately four percentage points higher than the sales increase for the traditional Midas format company-operated shops. This increase was generated on top of a 10.7% comparable shop sales increase in the first quarter of fiscal 2010 for these co-branded shop locations.

While there are still only six Midas franchised shops that have converted to the co-brand format, the results in this group have been the most encouraging for all co-brand conversions. In the first quarter of fiscal 2011, these shops generated a comparable shop sales increase of approximately 21%. With so few shops in this group, the results have not yet meaningfully impacted sales for the overall Midas system. However, these sales results have encouraged numerous Midas franchisees to explore conversion to the co-brand format and as such the Company expects significant growth in the number of Midas shops converting to co-brand over the next nine months.

MDS management believes that while the current economic environment, and the need to develop stronger customer relationships and improve operations execution, pose significant challenges for automotive aftermarket service providers, the potential to succeed is significant for those automotive service providers that are willing and able to adapt.

RESULTS OF OPERATIONS

First Quarter Fiscal 2011 Compared with First Quarter Fiscal 2010

The following is a summary of the Company’s sales and revenues for the first quarter of fiscal 2011 and 2010: ($ in millions)

	2011	Percent to Total	2010	Percent to Total
Franchise royalties and license fees	$13.0	28.2%	$12.9	27.1%
Real estate revenues from franchised shops	7.9	17.1	7.9	16.6
Company-operated shop retail sales	18.0	39.0	19.8	41.5
Replacement part sales and product royalties	5.2	11.3	5.4	11.3
Warranty fee revenue	0.4	0.9	0.2	0.4
Software sales and maintenance revenue	1.6	3.5	1.5	3.1

Total sales and revenues	$46.1	100.0%	$47.7	100.0%

Total sales and revenues for the first quarter of fiscal 2011 decreased $1.6 million, or 3.4%, from the first quarter of fiscal 2010. Within the retail auto service business, royalty revenues and license fees were $13.0 million in the first quarter of fiscal 2011 compared to $12.9 million in first quarter of fiscal 2010. This increase primarily reflects a comparable shop sales increase of 2.1% in the U.S., a weaker U.S. dollar that increased the value of Canadian royalties and a decline in the company-operated shop portfolio. These positive factors were partially offset by fewer shops in operation in North America. U.S. average daily car count per shop rose by 4% and U.S. oil change revenues increased by 7% on a comparable shop basis as the Company continues to acquire new customers with value-priced oil changes and greater focus on local marketing promotions. License fees from the Company’s European licensee of approximately $1.0 million for both the first quarter of fiscal 2011 and fiscal 2010 are included in franchise royalties and franchise fees.

Revenues from real estate leases was flat at $7.9 million driven by a 1% net reduction in the number of shops paying rent to MDS due to shop closures, partially offset by a more favorable Canadian currency exchange rate.

Sales from company-operated shops were $18.0 million in the first quarter of fiscal 2011 compared to $19.8 million in first quarter of fiscal 2010. The revenue decline primarily reflects a decrease in the shop count from 124 at the end of first quarter of 2010 to 106 at the end of first quarter of 2011. Sales at the Midas company-operated shops increased by 5.3% on a comparable shop basis. Sales at Midas company-operated shops were helped by an 8.7% increase in comparable shop sales for co-brand locations.

Replacement part sales and product royalties were $5.2 million in the first quarter of fiscal 2011, a decline of $0.2 million from the first quarter of fiscal 2010, primarily due to lower sales of tires to Midas franchisees. Warranty fee revenue increased $0.2 million to $0.4 million as redemptions from the new warranty program continue to grow as the program matures. Warranty fee revenue is recognized as redemptions occur and is offset by an equivalent amount of warranty expense. Software sales and maintenance revenue of $1.6 million in the first quarter of fiscal 2011 increased $0.1 million over the first quarter of fiscal 2010.

Total operating costs and expenses of $41.4 million in the first quarter of fiscal 2011 declined 6.3% from $44.2 million in the first quarter of fiscal 2010. Occupancy expenses for franchised shops increased $0.2 million to $5.7 million in the first quarter of fiscal 2011 primarily due to foreign exchange. Company-operated shop costs and expenses declined to $18.0 million in the first quarter of fiscal 2011 from $20.0 million in the first quarter of fiscal 2010. The decrease in operating expenses was primarily driven by the lower shop count. Payroll and employee benefit costs increased to 41.7% of company-operated shop sales in fiscal 2011 compared to 40.9% in the same period of the prior year. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales were 31.7% for the first quarter of fiscal 2011 compared to 32.3% for the same period in the prior year. Company-operated shop cost of sales improved from 27.8% of company-operated shop sales in the first quarter of fiscal 2010 to 26.7% in the first quarter of fiscal 2011, primarily as a result of increased pricing and lower acquisition costs.

Replacement part cost of sales increased to 92.3% of replacement part sales and product royalties, from 90.7% in the first quarter of fiscal 2010. Warranty expense in the first quarter of fiscal 2011 was $0.4 million compared to $0.2 million in the first quarter of fiscal 2010. Warranty expense increased due to higher warranty redemptions as the new U.S. and Canadian warranty programs mature. In the past several years there have been changes in the warranty programs for both countries whereby Midas franchisees are now responsible for directly funding the new warranty programs. The Company’s future warranty expense under the new programs will be exactly offset by warranty fee revenue.

Selling, general and administrative expenses declined to $12.3 million in the first quarter of fiscal 2011 from $13.7 million in the first quarter of fiscal 2010. The decline in expense was primarily driven by $1.1 million of incremental legal and other costs incurred in the first quarter of fiscal 2010 in connection with the Company’s arbitration process with its licensee in Europe.

During the first quarter of fiscal 2011 the Company recorded net losses on the sale of certain company-operated shop assets of $0.2 million. In the first quarter of fiscal 2010 the Company recorded net gains on the sale of certain company-operated shop assets of $0.1 million.

As a result of the above changes, operating income increased $1.2 million to $4.7 million in the first quarter of fiscal 2011 from $3.5 million in the first quarter of fiscal 2010. Operating income margin increased to 10.2% of sales from 7.3% of sales.

Interest expense was $2.0 million in the first quarter of fiscal 2011 compared to $2.5 million in first quarter of fiscal 2010. Interest expense decreased in the first quarter of fiscal 2011 due to a reduction in the Company’s average bank debt and the expiration of two interest rate swaps in late 2010. During the first quarter of fiscal 2010, the Company had two interest rate swaps that locked-in LIBOR at an average of 4.9% on $45 million in bank debt. These arrangements were replaced by a $40 million interest rate swap that fixes LIBOR at 2.71% through November 2013. The Company will realize a savings on interest expense in the first 10 months of fiscal 2011 as a result of the new lower cost interest rate swap.

The Company recorded other expense of $1.2 million in the first quarter of fiscal 2011 and other income of $0.2 million in fiscal 2010. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses. MDS recorded a net foreign currency re-measurement loss on the European arbitration award of $1.3 million in first quarter of fiscal 2011, which was included in the $1.2 million other expense. Excluding this charge, the Company would have generated other income of $0.1 million.

The Company’s effective tax rate was 40.0% in the first quarter of fiscal 2011 compared to 41.4% in the first quarter of fiscal 2010 and the 2011 statutory tax rate of 39.2%. The 2011 variance from the statutory rate was primarily due to certain non-deductable expenses partially offset by lower Canadian income tax rates.

As a result of the above items, net income increased $0.2 million from net income of $0.7 million in the first quarter of fiscal 2010 to net income of $0.9 million in the first quarter of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first three months of fiscal 2011 and 2010, respectively (in millions):

	2011	2010
Cash provided by operating activities before net changes in assets and liabilities	$4.4	$4.0
Net changes in assets and liabilities, exclusive of the effects of acquisitions and dispositions	(1.8)	(1.4)

Net cash provided by operating activities	2.6	2.6
Net cash used in investing activities	(0.2)	(3.6)
Net cash provided by (used in) financing activities	(2.0)	1.4

Net change in cash and cash equivalents	$0.4	$0.4

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit, allowing MDS to minimize interest expense and to maintain a low cash balance. The Company’s cash and cash equivalents increased $0.4 million in the first three months of fiscal 2011.

The Company’s operating activities provided net cash of $2.6 million during the first three months of fiscal 2011 and fiscal 2010. Excluding changes in assets and liabilities, cash provided by operating activities increased from $4.0 million in the first three months of fiscal 2010 to $4.4 million in the first three months of fiscal 2011, primarily due to the higher net income, higher utilization of deferred tax assets and losses on sale of assets in fiscal 2011 versus gains in fiscal 2010. These amounts were partially offset by lower stock based compensation expense and lower depreciation and amortization.

Changes in assets and liabilities went from a $1.4 million use of cash in the first three months of fiscal 2010 to a $1.8 use of cash in the first three months of fiscal 2011. The Company typically experiences a reduction in accounts payable in the first quarter leading to a net use of cash as seasonally high tire purchases in the fourth quarter are paid in the first quarter.

Investing activities used $0.2 million of cash in the first three months of fiscal 2011 compared to $3.6 million of cash in the first three months of fiscal 2010. Investing activities in the first three months of fiscal 2011 consisted of $0.5 million in capital expenditures and $0.3 million in cash generated as a result of the sale of three company-operated Midas shops. The $0.5 million in capital expenditures included $0.3 million for company-operated shop equipment additions, $0.1 million for systems development projects and $0.1 million for leasehold improvements. Investing activities in the first three months of fiscal 2010 consisted of $0.5 million in capital expenditures, $3.5 million paid in conjunction with the acquisition of 22 shops and other assets from a Midas franchisee in Northern California, and $0.4 million in cash generated as a result of the sale of three company-operated shops. The $0.5 million in capital expenditures included $0.2 million in leasehold improvements, $0.2 million for systems development projects and $0.1 million for company-operated shop equipment additions.

Net cash used in financing activities was $2.0 million in the first three months of fiscal 2011, compared to net cash provided of $1.4 million in the first three months of fiscal 2010. During the first three months of fiscal 2011, MDS decreased total debt by $1.1 million and decreased outstanding checks by $0.9 million. During the first three months of fiscal 2010, MDS increased total debt by $2.1 million and decreased outstanding checks by $0.7 million.

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

Consolidated Adjusted EBITDA as of the three most recent measurement periods was as follows (dollars in millions):

Fiscal Period	Fiscal March 2011	Fiscal December 2010	Fiscal September 2010

Consolidated net income (loss)	$(13.2)	$(13.4)	$2.1
Consolidated interest expense	8.8	9.3	9.5
Income tax expense (benefit)	(4.5)	(4.6)	2.1
Depreciation and amortization expense	9.1	9.3	9.4
Stock-based compensation expense	2.6	2.8	3.0
Corporate restructuring costs	—	—	1.1
Special charges	—	—	0.2
Company-operated shop restructuring costs	0.2	(0.1)	0.8
European arbitration award	25.5	25.5	—

Consolidated Adjusted EBITDA	$28.5	$28.8	$28.2

As calculated in accordance with the amended credit agreement, the following table presents the Company’s actual Leverage Ratio as of the three most recent measurement periods (dollars in millions):

Fiscal Period	Fiscal March 2011	Fiscal December 2010	Fiscal September 2010

Total Debt	$64.1	$65.1	$67.6

Consolidated Adjusted EBITDA	$28.5	$28.8	$28.2

Leverage Ratio	2.25 to 1	2.26 to 1	2.40 to 1

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

As calculated in accordance with the amended credit agreement, the following table presents the Company’s actual Fixed Charge Ratio as of the three most recent measurement periods (dollars in millions):

Fiscal Period	Fiscal March 2011	Fiscal December 2010	Fiscal September 2010

Consolidated Adjusted EBITDA	$28.5	$28.8	$28.2
Net Rent	5.4	5.4	4.2

EBITDAR	$33.9	$34.2	$32.4

Consolidated interest paid in cash	$8.4	$9.2	$8.8
Net Rent	5.4	5.4	4.2
Consolidated capital expenditures	4.3	4.3	3.0
Capital lease principal payments	0.1	0.3	0.2
Finance lease principal payments	1.4	1.3	1.3
Cash taxes paid	0.7	0.6	0.5

Total Fixed Charges	$20.3	$21.1	$18.0

Fixed Charge Ratio	1.67	1.62	1.80

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

Fiscal Period	Fiscal March 2011	Fiscal December 2010	Fiscal September 2010

Minimum net worth required	$18.0	$17.5	$21.2

Actual net worth	$22.8	$21.3	$36.6

As of April 2, 2011, a total of $62.0 million was outstanding under the revolving credit facility. As of January 1, 2011, a total of $62.7 million was outstanding under the revolving credit facility. As of April 2, 2011, there was $35.7 million of available borrowing capacity under the Company’s revolving credit facility, as amended.

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

On April 7, 2011, the Company made a net cash payment of € 15.6 million ($22.4 million) to settle its obligations to MESA resulting from the March 3, 2011, arbitration award. This amount was borrowed under the Company’s revolving credit facility.

The Company believes that cash generated from operations and remaining availability under the current debt agreement, as amended, provides sufficient liquidity to finance operations and execute strategic initiatives for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those accounting principles. Due to the type of industry in which the Company operates, the nature of its business, and the Company’s existing business transformation process, the following accounting policies are those that management believes are most important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees and suppliers, rents and other amounts. The future collectability of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers, and the general economic climate in which it operates. Recent market conditions have increased the uncertainty of these estimates. Any adverse change in these factors could have a significant impact on the collectability of these assets and could have a material impact on the Company’s condensed consolidated financial statements.

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

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred and is recognized in net periodic pension cost over a five-year period. The Company assumed a long-term rate of return on pension assets of 8.25% in fiscal 2010 and 2009, and experienced gains on plan assets of $5.2 million in fiscal 2010 and $6.2 million in fiscal 2009.

The Company’s pension plan investments are primarily comprised of bond and equity mutual funds and cash reserves. The pension plans have no investments in alternative investment vehicles such as private equity funds or hedge funds, nor have the plans ever held such investments.

Volatile market conditions over the past several years have increased the risks associated with certain investments held by MDS pension plans which have negatively impacted the value of investments, net periodic pension costs and created funding requirements. We expect to have additional pension funding obligations of $2.9 million in fiscal 2011.

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

The goodwill impairment test is a two step analysis. In Step One, the fair value of each reporting unit is compared to its carrying value. Management must apply judgment in determining the estimated fair value of these reporting units. Fair value is determined using a combination of present value techniques and quoted market prices of comparable businesses. If the fair value of the reporting unit exceeds its carrying value, goodwill is not deemed to be impaired for that reporting unit, and no further testing would be necessary. If the fair value of the reporting unit is less than the carrying value, the Company performs Step Two. Step Two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step One and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit’s goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit’s goodwill is greater than its implied fair value.

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

Long-lived Assets: Long-lived assets include property and equipment, intangible assets, long-term prepaid assets and other non-current assets. The Company reviews long-lived assets held for use for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that may indicate long-lived assets may not be recoverable include, but are not limited to, a significant decrease in the market price of long-lived assets, a significant adverse change in the manner in which the Company utilizes a long-lived asset, a significant adverse change in the business climate, a recent history of operating or cash flow losses, or a current expectation that it is more likely than not that a long-lived asset will be sold or disposed of in the future. For impairment testing purposes, the Company groups its long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities (the asset group).

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at April 2, 2011. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of April 2, 2011, the Company had recorded a valuation allowance of $2.1 million against certain foreign tax credit carryovers because the company determined that it was more likely than not that this portion of the deferred tax asset will not be realized. Additionally, the Company had recorded valuation allowances of $0.4 million against certain state income tax net operating loss carryovers because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. However, due to the inherent uncertainty involved in determining the realizability of the company’s deferred tax assets, the future realizability could differ from management estimates at April 2, 2011.

IMPACT OF NEW ACCOUNTING STANDARDS

New Accounting Pronouncements – Adopted

There were no new accounting pronouncements adopted during the first quarter of fiscal 2011 which had an impact on the Company’s Condensed Consolidated Financial Statements.

New Accounting Pronouncements – Issued

There are no recently issued accounting pronouncements which pertain to MDS.

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

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of its $62.0 million in revolving bank debt.

The November 2005, March 2007 and January 2010 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of April 2, 2011, the fair value of these instruments was a pre-tax loss of approximately $1.7 million.

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

Reference is made to the disclosures set forth in the Company’s Form 10-K for the year ended January 1, 2011 under the heading “Legal Proceedings” for a description of certain legal proceedings in which the Company is involved. As disclosed on the Company’s Form 10-K, the arbitral tribunal issued a ruling on March 3, 2011 with respect to the MESA/ Mobivia arbitration.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

January 2011: (January 2, 2011 through January 29, 2011)	—	—	—	$34,347,399

February 2011: (January 30, 2011 through February 26, 2011)	—	—	—	$34,347,399

March 2011: (February 27, 2011 through April 2, 2011)	—	—	—	$34,347,399

Total	—	—	—

(1)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in MDS stock. On May 9, 2006, the MDS Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of April 2, 2011, a total of approximately 3,248,100 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.21. This program has been suspended.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved

Item 5.	Other Information.

(a)	Information required to be disclosed in a report on Form 8-K.

Item 5.07	Submission of Matters to a Vote of Security Holders.

(a)	The 2011 Annual Meeting of Stockholders of Midas, Inc. was held on May 10, 2011.

(b)	The following matter concerning the election of directors of the Company was voted upon at the Annual Meeting with the accompanying results:

Election of directors whose term expires at the 2014 Annual Meeting of Stockholders:

	For	Withheld	Broker Non-Votes
Thomas L. Bindley	8,439,747	2,097,888	1,052,275
Robert R. Schoeberl	8,433,699	2,103,936	1,052,275

The following additional matters were voted upon at the Annual Meeting with the following results:

(1)	The proposal to ratify the appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2011 was approved by stockholders as follows:

For	Against	Abstentions	Broker Non-Votes
11,501,607	49,575	38,728	0

(2)	The advisory proposal on compensation of the Company’s named executive officers as disclosed in the proxy statement for the Annual Meeting was approved by stockholders as follows:

For	Against	Abstentions	Broker Non-Votes
8,038,309	2,468,910	30,416	1,052,275

(3)	With respect to the advisory proposal on the frequency with which stockholders will vote for the approval of the compensation of the Company’s named executive officers, stockholders voted by a plurality vote for every three years.

One Year	Two Years	Three Years	Abstentions	Broker Non-Votes
3,962,891	73,087	6,472,289	29,368	1,052,275

(c)	Inapplicable.

(d)	The Company intends to hold an advisory vote on the compensation of the Company’s named executive officers every three years.

(b)	Not applicable.

Item 6.	Exhibits.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2011	/s/ Alan D. Feldman
Alan D. Feldman
Chairman, President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Executive Vice President and Chief Financial Officer

/s/ Audrey L. Gualandri
Audrey L. Gualandri
Vice President and Controller