Form 10-Q
period 2011-07-02
MIDAS INC
filed 2011-08-11
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of August 2, 2011 was 14,413,034.

PART I. FINANCIAL INFORMATION

Item 1:	Condensed Financial Statements

MIDAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal June		For the six months ended fiscal June
	2011	2010	2011	2010
	(13 weeks)	(13 weeks)	(26 weeks)	(26 weeks)

Sales and revenues:
Franchise royalties and license fees	$14.4	$14.0	$27.4	$26.9
Real estate revenues from franchised shops	8.1	7.9	16.0	15.8
Company-operated shop retail sales	18.0	20.5	36.0	40.3
Replacement part sales and product royalties	5.1	5.1	10.3	10.5
Warranty fee revenue	0.5	0.3	0.9	0.5
Software sales and maintenance revenue	1.6	1.5	3.2	3.0

Total sales and revenues	47.7	49.3	93.8	97.0

Operating costs and expenses:
Franchised shops – occupancy expenses	5.8	5.4	11.5	10.9
Company-operated shop parts cost of sales	4.6	5.7	9.4	11.2
Company-operated shop payroll and employee benefits	7.5	8.7	15.0	16.8
Company-operated shop occupancy and other operating expenses	5.7	6.6	11.4	13.0
Replacement part cost of sales	4.7	4.6	9.5	9.5
Warranty expense (benefit)	(0.4)	0.4	0.0	0.6
Selling, general, and administrative expenses	13.4	13.9	25.7	27.6
(Gain) loss on sale of assets, net	0.4	0.0	0.6	(0.1)

Total operating costs and expenses	41.7	45.3	83.1	89.5

Operating income	6.0	4.0	10.7	7.5
Interest expense	(2.0)	(2.4)	(4.0)	(4.9)
Other income (expense), net	(0.1)	0.0	(1.3)	0.2

Income before income taxes	3.9	1.6	5.4	2.8
Income tax expense	1.8	0.8	2.4	1.3

Net income	$2.1	$0.8	$3.0	$1.5

Earnings per share:
Basic	$0.15	$0.06	$0.21	$0.11

Diluted	$0.15	$0.06	$0.21	$0.11

Average number of shares:
Shares applicable to basic earnings	13.9	13.9	13.9	13.8
Equivalent shares on outstanding stock awards	0.0	0.1	0.1	0.1

Shares applicable to diluted earnings	13.9	14.0	14.0	13.9

See notes to condensed consolidated financial statements.

MIDAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	Fiscal June 2011	Fiscal December 2010
	(Unaudited)
Assets:

Current assets:
Cash and cash equivalents	$0.4	$0.6
Receivables, net	23.8	29.5
Inventories	7.2	5.0
Deferred income taxes	6.8	18.0
Prepaid assets	4.5	4.1
Other current assets	3.1	3.0

Total current assets	45.8	60.2
Property and equipment, net	77.4	81.1
Goodwill	23.3	23.4
Other intangible assets, net	17.1	17.6
Deferred income taxes	52.3	43.9
Other assets	3.8	3.5

Total assets	$219.7	$229.7

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.7	$1.7
Current portion of accrued warranty	1.6	1.7
Accounts payable	19.9	21.1
Accrued expenses	19.3	20.5
Accrued European arbitration settlement	0.0	25.5

Total current liabilities	42.5	70.5
Long-term debt	79.0	62.7
Obligations under capital leases	1.2	1.3
Finance lease obligation	28.4	29.1
Pension liability	21.9	22.5
Accrued warranty	7.7	9.1
Deferred warranty obligation	7.3	6.8
Other liabilities	5.3	6.7

Total liabilities	193.3	208.7

Temporary equity:
Non-vested restricted stock subject to redemption	3.5	3.8

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	5.1	8.9
Treasury stock, at cost (3.2 million shares and 3.5 million shares)	(66.1)	(71.8)
Retained income	100.6	97.6
Accumulated other comprehensive loss	(16.7)	(17.5)

Total shareholders’ equity	22.9	17.2

Total liabilities and shareholders’ equity	$219.7	$229.7

See notes to condensed consolidated financial statements.

MIDAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the six months ended fiscal June
	2011	2010
Cash flows from operating activities:

Net income	$3.0	$1.5
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4.1	4.8
Share-based compensation	1.7	1.8
Amortization of financing fees	0.3	0.3
Warranty liability adjustment	(0.9)	0.0
Deferred income taxes	2.8	1.0
Payment of European arbitration award	(22.4)	0.0
(Gain) loss on sale of assets	0.6	(0.1)
Changes in assets and liabilities, exclusive of effects of acquisitions and dispositions	(4.9)	(0.2)

Net cash provided by (used in) operating activities	(15.7)	9.1

Cash flows from investing activities:
Capital investments	(1.7)	(2.6)
Cash paid for acquired businesses	0.0	(3.5)
Proceeds from sales of assets	1.4	1.2

Net cash used in investing activities	(0.3)	(4.9)

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	16.3	(1.8)
Increase (decrease) in outstanding checks	0.4	(0.9)
Payment of principal obligations under capital leases	(0.1)	(0.2)
Payment of principal obligations under finance lease	(0.7)	(0.7)
Cash paid for repurchase of common shares	(0.1)	(0.3)
Borrowings under capital lease arrangements	0.0	0.1

Net cash provided by (used in) financing activities	15.8	(3.8)

Net change in cash and cash equivalents	(0.2)	0.4
Cash and cash equivalents at beginning of period	0.6	0.9

Cash and cash equivalents at end of period	$0.4	$1.3

See notes to condensed consolidated financial statements.

MIDAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained Income	Comprehensive Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount

Fiscal year end 2010	17.7	$8.9	(3.5)	$(71.8)	$97.6		$(17.5)

Stock option expense	0.0	0.6	0.0	0.0	0.0		0.0

Restricted stock awards	0.0	(5.8)	0.3	5.8	0.0		0.0

Restricted stock vesting	0.0	1.4	0.0	0.0	0.0		0.0

Purchase of treasury shares	0.0	0.0	0.0	(0.1)	0.0		0.0

Net income	0.0	0.0	0.0	0.0	3.0	$3.0	0.0

Other comprehensive income
— foreign currency translation	0.0	0.0	0.0	0.0	0.0	0.2	0.2
— unrecognized pension costs, net of tax	0.0	0.0	0.0	0.0	0.0	0.5	0.5
— gain on derivative financial instruments, net of tax	0.0	0.0	0.0	0.0	0.0	0.1	0.1

Comprehensive income	0.0	0.0	0.0	0.0	0.0	$3.8	0.0

Fiscal second quarter end 2011	17.7	$5.1	(3.2)	$(66.1)	$100.6		$(16.7)

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

The unaudited condensed consolidated interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The condensed consolidated interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 1, 2011. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended July 2, 2011 (“second quarter fiscal 2011”) and July 3, 2010 (“second quarter fiscal 2010”) and of its financial position as of July 2, 2011. All such adjustments are of a normal recurring nature. The results of operations for the second quarter of fiscal 2011 and 2010 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed consolidated interim period financial statements present the consolidated financial information for MDS and its wholly-owned subsidiaries. The unaudited condensed consolidated interim period financial statements for the quarters and six months ended July 2, 2011 and July 3, 2010 both cover a 13-week period and a 26 week period, respectively. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the fiscal 2010 second quarter Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows in order to provide comparability with the fiscal 2011 financial statements. Warranty fee revenue of $0.3 million for the second quarter of fiscal 2010 and $0.5 million for the first six months of fiscal 2010, which were previously included in replacement part sales and product royalties, are now shown separately. Cash outlays for business transformation charges of $0.1 million, which were shown separately, are now included in changes in assets and liabilities, exclusive of effects of acquisitions and dispositions. Certain reclassifications have been made to the January 1, 2011 Condensed Consolidated Balance Sheet in order to provide comparability with the fiscal 2011 financial statements. Intangible assets were broken out between goodwill and other intangible assets.

Shares applicable to basic earnings per share include 41,273 unexercised common stock warrants, which will automatically convert to common stock on March 27, 2013. Potential common share equivalents that could impact basic and diluted earnings per share but were excluded because they would be anti-dilutive were as follows (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2011	2010	2011	2010

Stock options	1.7	1.8	1.7	1.8

Franchise royalties are recognized in the periods that correspond to the periods in which retail sales and revenues are recognized by franchisees. Franchise fees are recognized when the franchise agreement is signed by the franchisee, the franchise period commences and all contractual obligations have been met. Product royalties are recognized as earned based on the volume of purchases of products from certain vendors. Real estate revenues are recognized as earned on a monthly basis in accordance with underlying property lease terms using the straight-line method. The majority of real estate revenues are derived from Midas shop locations. Nearly all of these locations are subject to an annual percentage rent based upon the location’s retail sales volume for the calendar year. Replacement part sales are recognized at the time products are shipped. Company-operated shop retail sales are recognized when customer vehicles are repaired or serviced. Taxes collected on behalf of taxing authorities are not recognized as revenue but rather are recorded as a liability and remitted to the proper taxing authority.

Cash and cash equivalents consist of deposits with banks and financial institutions and are unrestricted as to withdrawal or use, and credit card receivables, which generally settle within three days or less.

New Accounting Pronouncements

New Accounting Pronouncements—Adopted

There were no new accounting pronouncements adopted during the second quarter of fiscal 2011 which had an impact on the Company’s Condensed Consolidated Financial Statements.

New Accounting Pronouncements—Issued

In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify existing standards for determining whether a restructuring represents a Troubled Debt Restructuring from the perspective of the creditor. The guidance is effective in the third quarter of 2011, and must be applied retrospective to January 1, 2011. MDS is evaluating this guidance but does not expect that the implementation of this new guidance will have a significant impact on the Consolidated Balance Sheets or Consolidated Statements of Income.

In June 2011, the FASB issued changes to the presentation of comprehensive income. Entities must choose to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes will become effective for MDS on January 1, 2012. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the Consolidated Financial Statements.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments for interest and taxes as follows (in millions):

	For the six months ended fiscal June
	2011	2010

Interest paid	$3.8	$4.8
Income taxes paid	0.3	0.2

The acquisition of certain previously franchised shops resulted in non-cash reductions of accounts receivable of approximately $2.5 million during the first six months of 2010.

3. Debt Agreements

On December 4, 2009, MDS entered into a three-year extension of its existing unsecured revolving credit facility. The credit agreement was extended through October 27, 2013 with no material changes in existing covenants. The extended facility is for $125 million and is further expandable to $175 million by the Company with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 3.00% at July 2, 2011. This facility requires maintenance of certain financial covenants including maximum allowable leverage, minimum fixed charge coverage and minimum net worth.

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

As of July 2, 2011, a total of $79.0 million was outstanding under the revolving credit facility. As of January 1, 2011, a total of $62.7 million was outstanding under the revolving credit facility.

In November 2005, $20 million in revolving bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five-year period. Then, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in revolving bank debt from a floating rate to a fixed rate by locking-in LIBOR at 4.91% through October 2010. Both of these swap arrangements expired in the fourth quarter of fiscal 2010.

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of its $79.0 million in revolving bank debt.

The November 2005, March 2007 and January 2010 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive loss as a gain or loss on derivative financial instruments. See Note 8 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for more information.

The fair value of the Company’s revolving credit facility is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms and comparable credit risk. The expected maturity date, average interest rate and fair value of the Company’s long term debt are as follows (in millions):

Expected Maturity Date	2011	2012	2013	There- after	Total	Fair Value
Long-term debt:
Revolving credit facility (variable rate)	$0.0	$0.0	$79.0	$0.0	$79.0	$79.4
Average interest rate			3.30%		3.30%

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

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2011	2010	2011	2010
Service cost	$0.3	$0.2	$0.5	$0.4
Interest cost on projected benefit obligation	0.9	0.9	1.8	1.8
Expected return on assets	(1.1)	(1.1)	(2.1)	(2.1)
Net amortization and deferral	0.5	0.3	0.8	0.6

Total net periodic pension cost	$0.6	$0.3	$1.0	$0.7

The Company made cash contributions of approximately $0.7 million to the pension plans during the first six months of fiscal 2011. The Company expects to make additional cash contributions of approximately $2.4 million to the pension plans during the second half of fiscal 2011 in order to maintain minimum statutory funding requirements.

5. Stock-Based Compensation and Other Equity Instruments

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest annually over a period of four to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of July 2, 2011:

	Number of Options	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2010	1,408,173	$6.77– $22.17	$8.73
Granted	304,800	7.05–7.05	7.05

Outstanding at July 2, 2011	1,712,973	6.77–22.17	8.43	5.5	$0.0
Exercisable at July 2, 2011	1,211,110	6.77–22.17	8.65	4.0	$0.0

The Company granted 304,800 options in the first six months of fiscal 2011. No options were granted in the first six months of fiscal 2010. Additional information pertaining to option activity during the first six months of fiscal 2011 and 2010 was as follows (in millions):

	For the quarter ended fiscal June		For the six months ended fiscal June
	2011	2010	2011	2010
Weighted average grant-date fair value of:
Stock options granted	$1.1	$0.0	$1.1	$0.0
Stock options vested	1.7	0.2	1.7	0.2

The weighted average estimated fair value of the options granted in the six months ended June 2011 was $3.50, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2011
Risk-free interest rate	2.51%
Dividend yield	0.0%
Expected volatility	48.27%
Expected life in years	6.25

Volatility is derived based on historical trends. Expected life is calculated utilizing the simplified method as prescribed by ASC 718 Stock Compensation.

As of July 2, 2011, there was $2.3 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock

Annually the Company grants shares of restricted stock to certain employees, officers and directors. Certain restricted stock vests at the five or seven year anniversary of the grant date, with provisions for accelerated vesting upon the occurrence of certain pre-determined events (“cliff-vesting shares”), while other restricted stock vests equally over periods of three to five years or only upon the occurrence of certain pre-determined events (the latter being referred to as “performance shares”). The fair value of all but the performance share grants is equal to the stock price on the date of the grant. The fair value of the performance share grants is based on their derived service period calculated using either a Monte Carlo simulation model or management’s expectations of achieving the objectives depending on the nature of the performance criteria. In May of fiscal 2011 a total of 53,000 performance shares, which were granted in fiscal 2008, were cancelled because the performance criteria was not achieved. Activity for restricted shares for the first six months of fiscal 2011, including the non-vested restricted shares outstanding and the weighted average grant-date fair value of those restricted shares, is shown in the table below:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Non-vested balance as of January 1, 2011	630,836	$10.37
Granted	284,440	6.79
Forfeited	(750)	(8.78)
Cancelled	(53,000)	(13.23)
Vested	(101,065)	(13.37)

Non-vested balance as of July 2, 2011	760,461	$9.67

As of July 2, 2011, there was $3.3 million of unamortized restricted stock compensation of which $6.8 million was included as a reduction to paid-in capital and $3.5 million was included in non-vested restricted stock subject to redemption. The $3.3 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 1.7 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of non-vested restricted stock in certain circumstances. ASC 480 Distinguishing Liabilities from Equity requires securities with contingent cash settlement provisions that are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. While the Company believes the possibility of occurrence of any such change of control event is remote, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $3.5 million value of non-vested restricted stock as temporary equity on the consolidated balance sheet as of July 2, 2011. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of July 2, 2011, a total of 41,273 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically converted to common stock as of that date.

The Company did not record an excess tax benefit in the first six months of fiscal 2011 or fiscal 2010 related to stock-based compensation plans or equity instruments. The Company was in a net operating loss carry-forward position for the first six months of fiscal 2011 and 2010. As a result, the excess tax benefit is not recognized until the deduction reduces the Company’s income taxes payable, which occurs once the net operating loss has been fully utilized. Therefore, there was no impact on cash flows from operating activities or cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

6. Warranty

Customers are provided a written warranty from MDS on certain Midas products purchased from Midas shops in North America, namely brake friction, mufflers, shocks and struts. The warranty will be honored at any Midas shop in North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. For warranties issued prior to July 1, 2009 in Canada and January 1, 2008 in the United States, the Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties. The Company determines the estimated amount of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions.

Year-to-date warranty activity through the first six months of fiscal 2011 is summarized as follows (in millions):

Accrued warranty at beginning of period	$10.8
Changes in foreign exchange rate	0.1
Warranty liability adjustment	(0.9)
Warranty credit issued to franchisees (warranty claims paid)	(0.7)

Accrued warranty at end of period	9.3
Less current portion	(1.6)

Accrued warranty – non-current	$7.7

The company recorded a $0.9 million adjustment to the warranty liability in the second quarter of fiscal 2011 as claims under this warranty program continue to decline, partially offset by estimated increases in future warranty costs.

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

Year-to-date activity through the first six months of fiscal 2011 for the deferred warranty obligation related to this program is summarized as follows (in millions):

Deferred warranty obligation at beginning of period	$6.8
Warranty fees charged to franchisees and company-operated shops	1.4
Warranty credits issued to franchisees	(0.9)

Deferred warranty obligation at end of period	$7.3

In the first six months of fiscal 2011, the Company recognized $0.9 million of warranty fee revenue and an equal amount of warranty expense under this program.

7. Acquisitions and Divestitures

The Company refranchised 11 company-operated Midas shops in the first six months of fiscal 2011. The refranchising of these 11 company-operated shops resulted in a write-down of $0.4 million of intangible assets which is included in the net loss on sale of assets of approximately $0.6 million.

During the first six months of fiscal 2011, the Company acquired one franchised Midas shop from a Midas franchisee to be run as a company-operated shop for approximately $47,000, which generated approximately $35,000 of incremental trademark and customer list intangibles.

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

The fair value of derivative instruments is summarized as follows (in millions):

	As of July 2, 2011		As of January 1, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate contracts	Other liabilities	$1.7	Other liabilities	$1.8

Because the interest rate contracts have been designated as cash flow hedges and have been evaluated to be highly effective, there is no impact on the Condensed Consolidated Statements of Operations. The after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive loss as a gain or loss on derivative financial instruments.

9. Contingencies

As previously disclosed in the Company’s Form 10-K for the year ended January 1, 2011, the Company is currently involved in a class action lawsuit filed in the Superior Court of California for the County of Los Angeles in June 2006. In addition, the Company is also involved in a class action lawsuit which was filed against the Company in the Ontario Superior Court of Justice by two Canadian Midas franchisees. The Company continues to believe that both of these class action lawsuits are without merit.

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

Refranchising Company-Operated Shops

While many of the company-operated shops are profitable, the company-operated shop business has historically been unprofitable as a whole. This is because the Company has historically acquired unprofitable shops from certain multi-shop franchisees in order to protect its markets. For example, the Company acquired 22 shops in Northern California from a financially and operationally troubled franchisee in January 2010. The Company acquired the shops in conjunction with a settlement between the franchisee and the California Attorney General and the California Bureau of Automotive Repair. These Northern California shops generated an operating loss of $0.4 million in the first six months of fiscal 2011. The refranchising of company-operated shops, particularly those that are unprofitable, benefits the Company in a number of ways. First, the operating losses and capital investment requirements of the shops are replaced by royalty revenue that has minimal associated costs and capital investment. Second, the operational risks associated with running a shop on a day-to-day basis are no longer borne by the Company. Third, the Company is able to reduce corporate overhead in its company-operated shop business and in back-office support functions.

As of July 2, 2011, MDS operated 98 company-operated Midas, SpeeDee and Midas-SpeeDee Co-Branded shops. Most of these shops are currently targeted for refranchising. The Company refranchised 11 company-operated shops in the first six months of fiscal 2011, acquired one shop from a franchisee and reopened one previously closed shop. The Company expects to refranchise additional shops during 2011.

Growing Shop Count

Midas is an older franchise system and certain long-term franchisees are struggling with the ongoing changes required to adapt to the current automotive aftermarket. As a result, the Company has been working diligently to identify those franchisees that cannot or will not adapt to the new environment and has been assisting them in transitioning out of the Midas system in favor of new franchise ownership.

The benefits of transitioning Midas shops to new franchisees can be seen in the performance of these shops. Sales at shops within the first year after transition have historically far outperformed the sales performance of the broader Midas system. In some cases, the improvement is dramatic with sales rising by more than 100%. The Company works to accelerate the number of transitions each year and thereby increase the capacity of the Midas system as a whole to adapt to and succeed in the current business environment. Additionally, the Company is working to increase the number of single-shop, owner-operator franchisees. As of January 1, 2011, about 30% of shops in the Midas system were owned by single-shop franchisees compared to 22% in 2005. MDS management strongly believes the automotive service business is often best managed by single-shop owners who work the business on a daily basis.

In addition to transitions, the Company believes that the reopening of previously-operated Midas shops (i.e., “available shop inventory”) and matching prospective franchisees with sellers of competing automotive repair centers both provide a significant opportunity to grow the North American franchise system.

As of July 2, 2011, the Company’s available shop inventory consisted of 70 shops, including 18 that are owned by the Company and 52 that are leased from third parties. During 2010, the Company collected an average annual rent of approximately $60,000 from the locations it leased to franchisees and collected an average of approximately $29,000 in royalties from each Midas shop in North America. Therefore, the reopening of these previously operated shops has the potential of adding significant revenues and operating profits in the future. The annual base rent obligation on the 52 shops that are leased from third parties is approximately $2.2 million. In addition to franchising these locations, the Company is also working to sell or sublease certain of these shop properties as a means for improving the Company’s real estate profitability.

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

The Company began testing this concept by co-branding four franchised SpeeDee shops in late 2008 and four Midas company-operated shops in early 2009. At the end of second quarter of fiscal 2011, there were 51 co-branded shops, including 17 SpeeDee shops that have added Midas repairs and services and 32 Midas shops that have added SpeeDee oil change services. One brand-new franchised Midas-SpeeDee shop opened as a co-brand in Texas in late 2009 and a second brand-new co-brand shop was opened in Ohio in the second quarter by the Company’s largest franchisee, who had previously co-branded one of its existing Midas shops.

Except for a few Midas shops that were part of the beta test in 2010, Midas franchisees were not given the opportunity to co-brand until 2011. As a result, as of July 2, 2011, there were only nine Midas franchised shops that operated under the co-brand format. The results in this group have been the most encouraging of all co-brand conversions. In the first six months of fiscal 2011, these shops generated a comparable shop sales increase of approximately 19%. With so few shops in this group, the results have not yet meaningfully impacted sales for the overall Midas system. However, these sales results have encouraged numerous Midas franchisees to explore conversion to the co-brand format and as such the Company expects significant growth in the number of Midas franchised shops converting to co-brand over the coming quarters.

MDS management believes that while the current economic environment, and the need to develop stronger customer relationships and improve operations execution, pose significant challenges for automotive aftermarket service providers, the potential to succeed is significant for those automotive service providers that are willing and able to adapt.

RESULTS OF OPERATIONS

Second Quarter Fiscal 2011 Compared with Second Quarter Fiscal 2010

The following is a summary of the Company’s sales and revenues for the second quarter of fiscal 2011 and 2010: ($ in millions)

	2011	Percent to Total	2010	Percent to Total
Franchise royalties and license fees	$14.4	30.2%	$14.0	28.4%
Real estate revenues from franchised shops	8.1	17.0	7.9	16.0
Company-operated shop retail sales	18.0	37.7	20.5	41.6
Replacement part sales and product royalties	5.1	10.7	5.1	10.4
Warranty fee revenue	0.5	1.0	0.3	0.6
Software sales and maintenance revenue	1.6	3.4	1.5	3.0

Total sales and revenues	$47.7	100.0%	$49.3	100.0%

Total sales and revenues for the second quarter of fiscal 2011 decreased $1.6 million, or 3.2%, from the second quarter of fiscal 2010. Within the retail auto service business, royalty revenues and license fees were $14.4 million in the second quarter of fiscal 2011 compared to $14.0 million in second quarter of fiscal 2010. This increase primarily reflects a comparable shop sales increase of 2.2% in the U.S., a 7.2% comparable shop sales increase in Canada, a weaker U.S. dollar that increased the value of Canadian royalties and a decline in the company-operated shop portfolio. These positive factors were partially offset by fewer shops in operation in North America. U.S. average daily car count per shop rose by 2% and U.S. oil change revenues increased by 5% on a comparable shop basis as the Company continues to acquire new customers with value-priced oil changes and greater focus on local marketing promotions. License fees from the Company’s European licensee of approximately $1.2 million in the second quarter of fiscal 2011 and approximately $1.1 million in the second quarter of fiscal 2010, are included in franchise royalties and license fees.

Revenues from real estate leases grew by $0.2 million driven by the collection of rent from company-operated shops that have been refranchised in the past 12 months and favorable Canadian exchange rates partially offset by a 2% net reduction in the number of shops paying rent to MDS due to shop closures.

Sales from company-operated shops were $18.0 million in the second quarter of fiscal 2011 compared to $20.5 million in second quarter of fiscal 2010. The revenue decline reflects a decrease in the shop count from 118 at the end of second quarter of 2010 to 98 at the end of second quarter of 2011. Sales at the Midas company-operated shops increased by 4.5% on a comparable shop basis during the second quarter of fiscal 2011.

Replacement part sales and product royalties were $5.1 million in the second quarter of fiscal 2011, flat to the second quarter of fiscal. Warranty fee revenue increased $0.2 million to $0.5 million as redemptions from the new warranty program continue to grow as the program matures. Warranty fee revenue is recognized as redemptions occur and is offset by an equivalent amount of warranty expense. Software sales and maintenance revenue of $1.6 million in the second quarter of fiscal 2011 increased $0.1 million over the second quarter of fiscal 2010.

Total operating costs and expenses of $41.7 million in the second quarter of fiscal 2011 declined 7.9% from $45.3 million in the second quarter of fiscal 2010. Occupancy expenses for franchised shops increased $0.4 million to $5.8 million in the second quarter of fiscal 2011 primarily due to one-time lease buyouts and a higher Canadian exchange rate. Company-operated shop costs and expenses declined to $17.8 million in the second quarter of fiscal 2011 from $21.0 million in the second quarter of fiscal 2010. The decrease in operating expenses was primarily driven by the lower shop count. Shop payroll and employee benefit costs declined from 42.4% of company-operated shop sales in fiscal 2010 to 41.7% in the same period this year. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales were 31.7% for the second quarter of fiscal 2011 compared to 32.2% for the same period in the prior year. Company-operated shop parts cost of sales improved from 27.8% of company-operated shop sales in the second quarter of fiscal 2010 to 25.6% in the second quarter of fiscal 2011, primarily as a result of increased pricing and higher inventory levels, which led to lower parts acquisition costs as parts carried in inventory have lower acquisition costs than parts purchased locally.

Replacement part cost of sales increased to 92.2% of replacement part sales and product royalties, from 90.2% in the second quarter of fiscal 2010. The Company recorded a warranty benefit of $0.4 million in the second quarter of fiscal 2011 compared to a $0.4 million warranty expense in fiscal 2010. The warranty benefit in the second quarter of fiscal 2011 included a $0.9 million benefit due to a reduction in the U.S. legacy warranty liability due to a revised estimate of future redemptions and warranty costs. Exclusive of the adjustment to the U.S. legacy warranty liability, warranty expense under the new program increased from $0.4 million in the second quarter of fiscal 2010 to $0.5 million in fiscal 2011 due to higher warranty redemptions as the new U.S. and Canadian warranty programs mature.

If redemption rates continue to fall or the estimated cost of warranty redemptions declines in the legacy warranty program, it is possible that additional warranty benefits will be recorded in future periods.

In the past several years there have been changes in the warranty programs for both countries whereby Midas franchisees are now responsible for directly funding the new warranty programs. The Company’s future warranty expense under the new programs will be exactly offset by warranty fee revenue.

Selling, general and administrative expenses declined to $13.4 million in the second quarter of fiscal 2011 from $13.9 million in the second quarter of fiscal 2010. The decline in expense was primarily driven by savings on legal expense. In the second quarter of fiscal 2010, the Company incurred $0.8 million in incremental legal and other costs in connection with the Company’s arbitration process with its licensee in Europe. These savings were partially offset by higher pension expense in the second quarter of fiscal 2011.

During the second quarter of fiscal 2011, the Company recorded net losses on the sale of certain company-operated shop assets totaling $0.4 million.

As a result of the above changes, operating income increased $2.0 million to $6.0 million in the second quarter of fiscal 2011 from $4.0 million in the second quarter of fiscal 2010. Operating income margin increased to 12.6% of sales in the second quarter of fiscal 2011 from 8.1% of sales in the second quarter of fiscal 2010.

Interest expense was $2.0 million in the second quarter of fiscal 2011 compared to $2.4 million in second quarter of fiscal 2010. Interest expense decreased in the second quarter of fiscal 2011 despite an increase in the Company’s average bank debt due to the expiration of two interest rate swaps in late 2010. During the second quarter of fiscal 2010, the Company had two interest rate swaps that locked-in LIBOR at an average of 4.9% on $45 million in bank debt. These arrangements were replaced by a $40 million interest rate swap that fixes LIBOR at 2.71% through October 2013. The Company will realize a savings on interest expense in the second half of fiscal 2011 as a result of the new lower cost interest rate swap.

The Company recorded other expense of $0.1 million in the second quarter of fiscal 2011. Other income (expense) consists primarily of interest income on overdue customer accounts and foreign currency exchange gains or losses. MDS recorded a net foreign currency re-measurement loss on the European arbitration award of $0.1 million in second quarter of fiscal 2011. Interest income on overdue customer accounts was offset by foreign currency exchange losses.

The Company’s effective tax rate was 46.8% in the second quarter of fiscal 2011 compared to 47.9% in the second quarter of fiscal 2010 and the 2011 statutory tax rate of 39.2%. The 2011 variance from the statutory rate was primarily due to the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May 2011 at a stock price that was lower than the stock price on the day these awards were initially granted. The 2010 variance from the statutory rate was also primarily due to the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May 2010 at a stock price that was lower than the stock price on the day these awards were initially granted.

As a result of the above items, net income increased $1.3 million from net income of $0.8 million in the second quarter of fiscal 2010 to net income of $2.1 million in the second quarter of fiscal 2011.

First Six Months of Fiscal 2011 Compared with First Six Months of Fiscal 2010

The following is a summary of the Company’s sales and revenues for the first six months of fiscal 2011 and 2010 ($ in millions):

	2011	Percent to Total	2010	Percent to Total
Franchise royalties and license fees	$27.4	29.2%	$26.9	27.8%
Real estate revenues from franchised shops	16.0	17.0	15.8	16.3
Company-operated shop retail sales	36.0	38.4	40.3	41.5
Replacement part sales and product royalties	10.3	11.0	10.5	10.8
Warranty fee revenue	0.9	1.0	0.5	0.5
Software sales and maintenance revenue	3.2	3.4	3.0	3.1

Total sales and revenues	$93.8	100.0%	$97.0	100.0%

Total sales and revenues for the first six months of fiscal 2011 decreased $3.2 million, or 3.3%, from the first six months of fiscal 2010. Within the retail auto service business, royalty revenues and license fees were $27.4 million in the first six months of fiscal 2011 compared to $26.9 million in first six months of fiscal 2010. This increase primarily reflects a comparable shop sales increase of 2.2% in the U.S., a weaker U.S. dollar that increased the value of Canadian royalties and a decline in the company-operated shop portfolio. These positive factors were partially offset by fewer shops in operation in North America. License fees from the Company’s European licensee of approximately $2.2 million for the first six months of fiscal 2011 and $2.1 million for the first six months of fiscal 2010 are included in franchise royalties and license fees.

Revenues from real estate leases increased by $0.2 million from $15.8 million in the first six months of fiscal 2010 to $16.0 million in the first six months of fiscal 2011 due to increased rents and a more favorable Canadian currency exchange rate, partially offset by a 2% net reduction in the number of shops paying rent to MDS due to shop closures.

Sales from company-operated shops were $36.0 million in the first six months of fiscal 2011 compared to $40.3 million in the first six months of fiscal 2010. The revenue decline primarily reflects a decrease in the shop count from 118 at the end of first six months of 2010 to 98 at the end of first six months of 2011. Sales at Midas company-operated shops increased by 4.9% on a comparable shop basis.

Replacement part sales and product royalties were $10.3 million in the first six months of fiscal 2011, a decline of $0.2 million from the first six months of fiscal 2010, primarily due to lower sales of tires to Midas franchisees. Warranty fee revenue increased $0.4 million to $0.9 million as redemptions from the new warranty program continue to grow as the program matures. Warranty fee revenue is recognized as redemptions occur and is offset by an equivalent amount of warranty expense. Software sales and software maintenance revenue of $3.2 million in the first six months of fiscal 2011 increased $0.2 million over the first six months of fiscal 2010.

Total operating costs and expenses of $83.1 million in the first six months of fiscal 2011 declined 7.2% from $89.5 million in the first six months of fiscal 2010. Occupancy expenses for franchised shops increased $0.6 million to $11.5 million in the first six months of fiscal 2011 primarily due to one-time rent concessions and lease buyouts and a higher Canadian exchange rate. Company-operated shop costs and expenses declined to $35.8 million in the first six months of fiscal 2011 from $41.0 million in the first six months of fiscal 2010. The decrease in operating expenses was primarily driven by the lower shop count. Shop payroll and employee benefit costs were 41.7% of company-operated shop sales in both the first six months of fiscal 2011 and the same period of the prior year. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales were 31.7% for the first six months of fiscal 2011 compared to 32.2% for the same period in the prior year. Company-operated shop parts cost of sales improved from 27.8% of company-operated shop sales in the first six months of fiscal 2010 to 26.1% in the first six months of fiscal 2011, primarily as a result of increased pricing and higher inventory levels, which led to lower parts acquisition costs as parts carried in inventory have lower acquisitions costs than parts purchased locally.

Replacement part cost of sales increased to 92.2% of replacement part sales and product royalties, from 90.5% in the first six months of fiscal 2010. The company recorded no warranty expense for the six months of fiscal 2011 compared to $0.6 million in the first six months of fiscal 2010. The first six months of fiscal 2011 included a $0.9 million warranty benefit due to a reduction in the U.S. legacy warranty liability due to a revised estimate of future redemptions and warranty costs. Exclusive of the adjustment to the U.S. legacy warranty liability, warranty expense under the new program increased from $0.6 million in the first six months of fiscal 2010 to $0.9 million in fiscal 2011 due to higher warranty redemptions as the new U.S. and Canadian warranty programs mature.

If redemption rates continue to fall or the estimated cost of warranty redemptions declines in the legacy warranty program, it is possible that additional warranty benefits will be recorded in future periods.

In the past several years there have been changes in the warranty programs for both countries whereby Midas franchisees are now responsible for directly funding the new warranty programs. The Company’s future warranty expense under the new programs will be exactly offset by warranty fee revenue.

Selling, general and administrative expenses declined $1.9 million in the first six months of fiscal 2011 from $27.6 million in the first six months of fiscal 2010. The decline in expense was primarily driven by $1.8 million of incremental legal and other costs incurred in the first six months of fiscal 2010 in connection with the Company’s arbitration process with its licensee in Europe.

During the first six months of fiscal 2011 the Company recorded net losses on the sale of certain company-operated shop assets of $0.6 million. In the first six months of fiscal 2010 the Company recorded net gains on the sale of certain company-operated shop assets of $0.1 million.

As a result of the above changes, operating income increased $3.2 million to $10.7 million in the first six months of fiscal 2011 from $7.5 million in the first six months of fiscal 2010. Operating income margin increased to 11.4% of sales from 7.7% of sales.

Interest expense was $4.0 million in the first six months of fiscal 2011 compared to $4.9 million in first six months of fiscal 2010. Interest expense decreased in the first six months of fiscal 2011 primarily due to the expiration of two interest rate swaps in late 2010.

The Company recorded other expense of $1.3 million in the first six months of fiscal 2011 and other income of $0.2 million in fiscal 2010. MDS recorded a net foreign currency re-measurement loss on the European arbitration award of $1.4 million in first six months of fiscal 2011, which was included in the $1.3 million other expense. Excluding this charge, the Company would have generated other income of $0.1 million.

The Company’s effective tax rate was 44.8% in the first six months of fiscal 2011 compared to 45.0% in the first six months of fiscal 2010 and the 2011 statutory tax rate of 39.2%. The higher tax rates than the statutory rate in both the first six months of fiscal 2011 and 2010 were primarily due to the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May of each fiscal year at stock prices that were lower than the stock prices on the day these awards were initially granted.

As a result of the above items, net income increased $1.5 million from net income of $1.5 million in the first six months of fiscal 2010 to net income of $3.0 million in the first six months of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first six months of fiscal 2011 and 2010, respectively (in millions):

	2011	2010
Cash provided by operating activities before payment of European arbitration award and net changes in assets and liabilities	$11.6	$9.3
Payment of European arbitration award	(22.4)	0.0
Net changes in assets and liabilities, exclusive of the effects of European arbitration award, acquisitions and dispositions	(4.9)	(0.2)

Net cash provided by (used in) operating activities	(15.7)	9.1
Net cash used in investing activities	(0.3)	(4.9)
Net cash provided by (used in) financing activities	15.8	(3.8)

Net change in cash and cash equivalents	$(0.2)	$0.4

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit, allowing MDS to minimize interest expense and to maintain a low cash balance. The Company’s cash and cash equivalents decreased $0.2 million in the first six months of fiscal 2011.

On April 7, 2011 MDS paid its European licensee MESA S.p.A. (“MESA”) and Mobivia Group S.A. (“Mobivia”, formerly known as Norauto Groupe SA) $22.4 million as a result of the March 3, 2011 arbitration ruling by the arbitral tribunal based in Geneva, Switzerland.

The Company’s operating activities used net cash of $15.7 million during the first six months of fiscal 2011 compared to $9.1 million provided by operations in the first six months of fiscal 2010. Excluding the payment of European arbitration award and net changes in assets and liabilities, cash provided by operating activities increased from $9.3 million in the first six months of fiscal 2010 to $11.6 million in the first six months of fiscal 2011, primarily due to higher net income, higher utilization of deferred tax assets, and losses on sale of assets in the first six month of fiscal 2011 versus gains on asset sales in the first six months of fiscal 2010. These amounts were partially offset by lower stock based compensation expense and lower depreciation and amortization.

Changes in assets and liabilities went from a $0.2 million use of cash in the first six months of fiscal 2010 to a $4.9 use of cash in the first six months of fiscal 2011. In the first six months for fiscal 2011 company-operated shop inventories were increased in order to help reduce the acquisition cost of parts sold and accounts payable declined due to the timing of certain payments. In the first six months for fiscal 2010, the reduction in receivables was substantially off-set by a decline in accounts payable and accrued expenses due to the timing of payments.

Investing activities used $0.3 million of cash in the first six months of fiscal 2011 compared to $4.9 million of cash used in the first six months of fiscal 2010. Investing activities in the first six months of fiscal 2011 consisted of $1.7 million in capital expenditures and $1.4 million in cash generated as a result of the sale of 11 company-operated Midas shops. The $1.7 million in capital expenditures included $1.1 million for company-operated shop equipment additions, $0.3 million for systems development projects and $0.3 million for leasehold improvements. Investing activities in the first six months of fiscal 2010 consisted of $2.6 million in capital expenditures, $3.5 million paid in conjunction with the acquisition of 22 shops and other assets from a Midas franchisee in Northern California, and $1.2 million in cash generated as a result of the sale of 9 company-operated shops. The $2.6 million in capital expenditures included $1.7 million in real estate and leasehold improvements, $0.5 million for systems development projects and $0.4 million for company-operated shop equipment additions.

Net cash provided by financing activities was $15.8 million in the first six months of fiscal 2011, compared to net cash used of $3.8 million in the first six months of fiscal 2010. During the first six months of fiscal 2011, MDS increased total debt by $15.5 million, increased outstanding checks by $0.4 million and paid $0.1 million to repurchase shares of the Company’s common stock from employees to satisfy tax obligations upon vesting of restricted stock awards. During the first six months of fiscal 2010, MDS decreased total debt by $2.6 million, decreased outstanding checks by $0.9 million and paid $0.3 million to repurchase shares of the Company’s common stock from employees to satisfy tax obligations upon vesting of restricted stock awards.

On December 4, 2009, MDS entered into a three-year extension of its existing unsecured revolving credit facility. The credit agreement was extended through October 27, 2013 with no material changes in existing covenants. The extended facility is for $125 million and is further expandable to $175 million by the Company with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 3.00% at July 2, 2011. This facility requires maintenance of certain financial covenants including maximum allowable leverage, minimum fixed charge coverage and minimum net worth.

On March 3, 2011 the arbitral tribunal based in Geneva, Switzerland, issued its final ruling in the arbitration between MDS and its European licensee MESA and Mobivia. MDS recorded a $25.5 million European arbitration award expense in its fiscal 2010 consolidated financial statements, and a corresponding $25.5 million accrued European arbitration award liability. As a result of the accrual of the $25.5 million European arbitration award in 2010, the Company was in violation of certain financial covenants as of January 1, 2011. On March 16, 2011, the Company’s lenders waived the covenant violations and entered into an amendment to the credit agreement. The amendment provides, among other things, that the $25.5 million arbitration award is excluded from the definition of consolidated adjusted EBITDA as defined in the credit agreement for purposes of the covenant calculations.

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

Consolidated Adjusted EBITDA as of the three most recent measurement periods, defined as the then most recently ended 12 fiscal months, was as follows (dollars in millions):

Fiscal Period	Fiscal June 2011	Fiscal March 2011	Fiscal December 2010

Consolidated net income (loss)	$(11.9)	$(13.2)	$(13.4)
Consolidated interest expense	8.4	8.8	9.3
Income tax expense (benefit)	(3.5)	(4.5)	(4.6)
Depreciation and amortization expense	8.6	9.1	9.3
Stock-based compensation expense	2.7	2.6	2.8
Company-operated shop restructuring costs	0.6	0.2	(0.1)
European arbitration award	25.5	25.5	25.5

Consolidated Adjusted EBITDA	$30.4	$28.5	$28.8

As calculated in accordance with the amended credit agreement, the following table presents the Company’s actual Leverage Ratio as of the three most recent measurement periods, defined as the then most recently ended 12 fiscal months (dollars in millions):

Fiscal Period	Fiscal June 2011	Fiscal March 2011	Fiscal December 2010

Total Debt	$81.0	$64.1	$65.1

Consolidated Adjusted EBITDA	$30.4	$28.5	$28.8

Leverage Ratio	2.66 to 1	2.25 to 1	2.26 to 1

The financial covenants require that the Company maintain a minimum fixed charge coverage ratio (“Fixed Charge Ratio”) of not less than 1.30 to 1.00. This ratio is calculated as (a) Consolidated Adjusted EBITDA plus Net Rent for the previous fiscal year to (b) consolidated interest expense paid in cash, plus (i) Net Rent for the previous fiscal year, (ii) consolidated capital expenditures, (iii) scheduled principal payments made, and, (iv) expense for taxes paid in cash. Net Rent is defined as consolidated rent expense less consolidated rent revenue from leased shops subleased to franchisees for the most recently completed full fiscal year.

As calculated in accordance with the amended credit agreement, the following table presents the Company’s actual Fixed Charge Ratio as of the three most recent measurement periods, defined as the then most recently ended 12 fiscal months (dollars in millions):

Fiscal Period	Fiscal June 2011	Fiscal March 2011	Fiscal December 2010

Consolidated Adjusted EBITDA	$30.4	$28.5	$28.8
Net Rent	5.4	5.4	5.4

EBITDAR	$35.8	$33.9	$34.2

Consolidated interest paid in cash	$8.2	$8.4	$9.2
Net Rent	5.4	5.4	5.4
Consolidated capital expenditures	3.4	4.3	4.3
Capital lease principal payments	0.2	0.1	0.3
Finance lease principal payments	1.3	1.4	1.3
Cash taxes paid	0.7	0.7	0.6

Total Fixed Charges	$19.2	$20.3	$21.1

Fixed Charge Ratio	1.86	1.67	1.62

The financial covenants also require that the Company maintain a minimum net worth of not less than $17.5 million plus 50% of positive consolidated net income for quarterly periods beginning with the fourth quarter of fiscal 2010. Prior to the March 2011 amendment, the covenants required the Company to maintain a minimum net worth of not less than $20.0 million plus 50% of positive consolidated net income beginning with the fourth quarter of fiscal 2009 through the third quarter of 2010. As calculated in accordance with the amended credit agreement, the following table presents the Company’s actual minimum net worth as of the three most recent measurement periods (dollars in millions):

Fiscal Period	Fiscal June 2011	Fiscal March 2011	Fiscal December 2010

Minimum net worth required	$19.0	$18.0	$17.5

Actual net worth	$26.0	$22.8	$21.3

As of July 2, 2011, a total of $79.0 million was outstanding under the revolving credit facility. As of January 1, 2011, a total of $62.7 million was outstanding under the revolving credit facility. As of July 2, 2011, there was $25.4 million of available borrowing capacity under the Company’s revolving credit facility, as amended.

In November 2005, $20 million in revolving bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five-year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in revolving bank debt from floating rate to a fixed rate by locking-in LIBOR at 4.91% through October 2010. Both of these swap arrangements expired in the fourth quarter of fiscal 2010.

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its then existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of its $79.0 million in revolving bank debt.

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

Prior to July 1, 2009 in Canada and January 1, 2008 in the U.S., product royalties received from the Company’s preferred supply chain vendors were recorded in revenue and substantially offset the cost of warranty claims. Beginning on January 1, 2008 in the U.S. and July 1, 2009 in Canada, the Midas warranty program became funded directly by franchisees. The Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties issued prior to July 1, 2009 in Canada and January 1, 2008 in the U.S. The Company determines the estimated amount of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the cost of redemption of each future warranty claim. These estimates are computed using actual historical registration and redemption data as well as actual cost information on current redemptions.

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

The company recorded a $0.9 million adjustment to the warranty liability in the second quarter of fiscal 2011 as claims under this warranty program continue to decline, partially offset by estimated increases in future warranty costs. If redemption rates continue to fall or the estimated cost of warranty redemptions declines in the legacy warranty program, it is possible that additional warranty benefits will be recorded in future periods.

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

Volatile market conditions over the past several years have increased the risks associated with certain investments held by MDS pension plans which have negatively impacted the value of investments, net periodic pension costs and created funding requirements. We expect to make additional cash contributions of $2.4 million during the second half of fiscal 2011 in order to maintain minimum statutory funding requirements.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at July 2, 2011. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of July 2, 2011, the Company had recorded a valuation allowance of $2.1 million against certain foreign tax credit carryovers because the company determined that it was more likely than not that this portion of the deferred tax asset will not be realized. Additionally, the Company had recorded valuation allowances of $0.4 million against certain state income tax net operating loss carryovers because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. However, due to the inherent uncertainty involved in determining the realizability of the company’s deferred tax assets, the future realizability could differ from management estimates at July 2, 2011.

IMPACT OF NEW ACCOUNTING STANDARDS

New Accounting Pronouncements - Adopted

There were no new accounting pronouncements adopted during the second quarter of fiscal 2011 which had an impact on the Company’s Condensed Consolidated Financial Statements.

New Accounting Pronouncements - Issued

In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to clarify existing standards for determining whether a restructuring represents a Troubled Debt Restructuring from the perspective of the creditor. The guidance is effective in the third quarter of 2011, and must be applied retrospective to January 1, 2011. MDS is evaluating this guidance but does not expect that the implementation of this new guidance will have a significant impact on the Consolidated Balance Sheets or Consolidated Statements of Income.

In May 2011, the FASB issued changes to conform existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio and application of premiums and discounts in a fair value measurement. Additional disclosures are required concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. These changes become effective for MDS on January 1, 2012. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

In June 2011, the FASB issued changes to the presentation of comprehensive income. Entities must choose to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes will become effective for MDS on January 1, 2012. Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, management has determined these changes will not have an impact on the Consolidated Financial Statements.

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

The November 2005, March 2007 and January 2010 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of July 2, 2011, the fair value of these instruments was a pre-tax loss of approximately $1.7 million.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)

April 2011
(April 3, 2011 through April 30, 2011)	—	—	—	$34,347,399

May 2011:
(May 1, 2011 through May 28, 2011)	13,090	$6.89	—	$34,347,399

June 2011:
(May 29, 2011 through July 2, 2011)	—	—	—	$34,347,399

Total	13,090	$6.89	—

(1)	All the shares repurchased during the second quarter of fiscal 2011 reflect shares surrendered to cover withholding taxes upon the vesting of restricted stock.
(2)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in MDS stock. On May 9, 2006, the MDS Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of July 2, 2011, a total of approximately 3,248,100 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.21. This program has been suspended.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Removed and Reserved

Item 5.	Other Information.

(a)	Information required to be disclosed in a report on Form 8-K.

(b)	Not applicable.

Item 6.	Exhibits.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as exhibit 101 to Midas Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 are furnished the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statements of Changes In Shareholder’s Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 11, 2011	/s/ Alan D. Feldman
Alan D. Feldman
Chairman, President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik
Executive Vice President and Chief Financial Officer

/s/ Audrey L. Gualandri
Audrey L. Gualandri
Vice President and Controller