Form 10-Q
period 2011-10-01
MIDAS INC
filed 2011-11-09
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of November 1, 2011 was 14,408,542.

PART I. FINANCIAL INFORMATION

Item 1: Condensed Financial Statements

MIDAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In millions, except for earnings per share)

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2011	2010	2011	2010
	(13 weeks)	(13 weeks)	(39 weeks)	(39 weeks)
Sales and revenues:
Franchise royalties and license fees	$14.3	$13.8	$41.7	$40.7
Real estate revenues from franchised shops	8.2	8.0	24.2	23.8
Company-operated shop retail sales	16.8	19.7	52.8	60.0
Replacement part sales and product royalties	4.9	5.5	15.2	16.0
Warranty fee revenue	0.5	0.4	1.4	0.9
Software sales and maintenance revenue	1.6	1.4	4.8	4.4

Total sales and revenues	46.3	48.8	140.1	145.8

Operating costs and expenses:
Franchised shops—occupancy expenses	5.9	5.7	17.4	16.6
Company-operated shop parts cost of sales	4.5	5.9	13.9	17.1
Company-operated shop payroll and employee benefits	7.0	8.5	22.0	25.3
Company-operated shop occupancy and other operating expenses	5.3	6.5	16.7	19.5
Replacement part cost of sales	4.5	5.1	14.0	14.6
Warranty expense	0.6	0.3	0.6	0.9
Selling, general, and administrative expenses	12.8	12.7	38.5	40.3
Strategic review expenses	0.6	0.0	0.6	0.0
Loss on sale of assets, net	0.5	0.2	1.1	0.1

Total operating costs and expenses	41.7	44.9	124.8	134.4

Operating income	4.6	3.9	15.3	11.4
Interest expense	(2.1)	(2.4)	(6.1)	(7.3)
Other income (expense), net	0.2	0.1	(1.1)	0.3

Income before income taxes	2.7	1.6	8.1	4.4
Income tax expense	1.3	0.8	3.7	2.1

Net income	$1.4	$0.8	$4.4	$2.3

Earnings per share:
Basic	$0.10	$0.06	$0.32	$0.17

Diluted	$0.10	$0.06	$0.32	$0.17

Average number of shares:
Shares applicable to basic earnings	13.8	13.9	13.8	13.8
Equivalent shares on outstanding stock awards	0.1	0.2	0.1	0.3

Shares applicable to diluted earnings	13.9	14.1	13.9	14.1

See notes to condensed consolidated financial statements.

MIDAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	Fiscal September 2011	Fiscal December 2010
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$0.5	$0.6
Receivables, net	22.4	29.5
Inventories	6.6	5.0
Deferred income taxes	6.9	18.0
Prepaid assets	4.0	4.1
Other current assets	3.4	3.0

Total current assets	43.8	60.2
Property and equipment, net	76.0	81.1
Goodwill	23.3	23.4
Other intangible assets, net	16.7	17.6
Deferred income taxes	50.6	43.9
Other assets	3.0	3.5

Total assets	$213.4	$229.7

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.8	$1.7
Current portion of accrued warranty	1.5	1.7
Accounts payable	18.5	21.1
Accrued expenses	18.8	20.5
Accrued European arbitration settlement	0.0	25.5

Total current liabilities	40.6	70.5
Long-term debt	75.8	62.7
Obligations under capital leases	1.1	1.3
Finance lease obligation	28.0	29.1
Pension liability	20.1	22.5
Accrued warranty	7.1	9.1
Deferred warranty obligation	7.3	6.8
Other liabilities	5.2	6.7

Total liabilities	185.2	208.7

Temporary equity:
Non-vested restricted stock subject to redemption	3.9	3.8

Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	5.5	8.9
Treasury stock, at cost (3.3 million shares and 3.5 million shares)	(66.1)	(71.8)
Retained income	102.0	97.6
Accumulated other comprehensive loss	(17.1)	(17.5)

Total shareholders’ equity	24.3	17.2

Total liabilities and shareholders’ equity	$213.4	$229.7

See notes to condensed consolidated financial statements.

MIDAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	For the nine months ended fiscal September
	2011	2010
Cash flows from operating activities:
Net income	$4.4	$2.3
Adjustments reconciling net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5.8	7.1
Share-based compensation	2.4	2.3
Amortization of financing fees	0.4	0.4
Warranty liability adjustment	(0.9)	0.0
Deferred income taxes	4.4	1.6
Payment of European arbitration award	(22.4)	0.0
Loss on sale of assets	1.1	0.1
Changes in assets and liabilities, exclusive of effects of acquisitions and dispositions	(7.0)	0.5

Net cash provided by (used in) operating activities	(11.8)	14.3

Cash flows from investing activities:
Capital investments	(2.7)	(3.3)
Cash paid for acquired businesses	0.0	(3.5)
Proceeds from sales of assets	2.3	1.5

Net cash used in investing activities	(0.4)	(5.3)

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	13.1	(6.8)
Increase (decrease) in outstanding checks	0.3	(0.5)
Payment of principal obligations under capital leases	(0.2)	(0.2)
Payment of principal obligations under finance lease	(1.0)	(1.0)
Cash paid for repurchase of common shares	(0.1)	(0.4)
Borrowings under capital lease arrangements	0.0	0.1

Net cash provided by (used in) financing activities	12.1	(8.8)

Net change in cash and cash equivalents	(0.1)	0.2
Cash and cash equivalents at beginning of period	0.6	0.9

Cash and cash equivalents at end of period	$0.5	$1.1

See notes to condensed consolidated financial statements.

MIDAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained	Comprehensive	Accumulated Other
	Shares	Amount	Shares	Amount	Income	Income	Comprehensive Loss
Fiscal year end 2010	17.7	$8.9	(3.5)	$(71.8)	$97.6		$(17.5)
Stock option expense	0.0	0.9	0.0	0.0	0.0		0.0
Restricted stock awards	0.0	(5.8)	0.3	5.8	0.0		0.0
Restricted stock vesting	0.0	1.5	0.0	0.0	0.0		0.0
Purchase of treasury shares	0.0	0.0	0.0	(0.1)	0.0		0.0
Cancelation of restricted grant	0.0	0.0	(0.1)	0.0	0.0		0.0
Net income	0.0	0.0	0.0	0.0	4.4	$4.4	0.0
Other comprehensive income
— foreign currency translation	0.0	0.0	0.0	0.0	0.0	(0.4)	(0.4)
— unrecognized pension costs, net of tax	0.0	0.0	0.0	0.0	0.0	0.8	0.8

Comprehensive income	0.0	0.0	0.0	0.0	0.0	$4.8	0.0

Fiscal third quarter end 2011	17.7	$5.5	(3.3)	$(66.1)	$102.0		$(17.1)

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

The unaudited condensed consolidated interim period financial statements presented herein do not include all of the information and disclosures customarily provided in annual financial statements and they have not been audited, as permitted by the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated interim period financial statements should be read in conjunction with the annual financial statements included in the annual report on Form 10-K for the fiscal year ended January 1, 2011. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended October 1, 2011 (“third quarter fiscal 2011”) and October 2, 2010 (“third quarter fiscal 2010”) and of its financial position as of October 1, 2011. All such adjustments are of a normal recurring nature. The results of operations for the third quarter of fiscal 2011 and 2010 are not necessarily indicative of the results of operations for the full year.

The unaudited condensed consolidated interim period financial statements present the consolidated financial information for MDS and its wholly-owned subsidiaries. The unaudited condensed consolidated interim period financial statements for the quarters and nine months ended October 1, 2011 and October 2, 2010 both cover a 13-week period and a 39-week period, respectively. All significant inter-company balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the fiscal 2010 third quarter Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows in order to provide comparability with the fiscal 2011 financial statements. Warranty fee revenue of $0.4 million for the third quarter of fiscal 2010 and $0.9 million for the first nine months of fiscal 2010, which were previously included in replacement part sales and product royalties, are now shown separately. Cash outlays for business transformation charges of $0.2 million, which were shown separately for the first nine months of fiscal 2010, are now included in changes in assets and liabilities, exclusive of effects of acquisitions and dispositions. Certain reclassifications have been made to the January 1, 2011 Condensed Consolidated Balance Sheet in order to provide comparability with the fiscal 2011 financial statements. Intangible assets were broken out between goodwill and other intangible assets.

Shares applicable to basic earnings per share include 41,273 unexercised common stock warrants, which will automatically convert to common stock on March 27, 2013. Potential common share equivalents that could impact basic and diluted earnings per share, but were excluded because they would be anti-dilutive, were as follows (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2011	2010	2011	2010
Stock options	1.5	1.1	1.5	1.2

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

New Accounting Pronouncements

New Accounting Pronouncements—Adopted

There were no new accounting pronouncements adopted during the first nine months of fiscal 2011 that had an impact on the Company’s Condensed Consolidated Financial Statements.

New Accounting Pronouncements—Issued

In June 2011, the FASB issued changes to the presentation of comprehensive income. Entities must choose to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes will become effective for MDS on January 1, 2012. Management is currently evaluating these changes to determine which option to choose for the presentation of comprehensive income. Other than the change in presentation, management has determined the change will not have an impact on the Consolidated Financial Statements.

2. Supplemental Cash Flow Activity

Net cash flows from operating activities reflect cash payments for interest and taxes as follows (in millions):

	For the nine months ended fiscal September
	2011	2010
Interest paid	$5.7	$7.1
Income taxes paid	0.5	0.3

The acquisition of certain previously franchised shops resulted in non-cash reductions of accounts receivable of approximately $2.5 million during the first nine months of 2010.

3. Debt Agreements

On December 4, 2009, MDS entered into a three-year extension of its existing unsecured revolving credit facility. The credit agreement was extended through October 27, 2013 with no material changes in existing covenants. The extended facility is for $125 million and is further expandable to $175 million by the Company with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 3.50% at October 1, 2011. This facility requires maintenance of certain financial covenants including maximum allowable leverage, minimum fixed charge coverage, and minimum net worth.

On March 3, 2011, the arbitral tribunal based in Geneva, Switzerland, issued its final ruling in the arbitration between MDS and its European licensee MESA S.p.A. (“MESA”) and Mobivia Group S.A., formerly known as Norauto Groupe SA (“Mobivia”). MDS recorded a $25.5 million European arbitration award expense in its fiscal 2010 consolidated financial statements, and a corresponding $25.5 million accrued European arbitration award liability. As a result of the accrual of the $25.5 million European arbitration award in 2010, the Company was in violation of certain financial covenants as of January 1, 2011. On March 16, 2011, the Company’s lenders waived the covenant violations and entered into an amendment to the credit agreement. The amendment provides, among other things, that the $25.5 million arbitration award is excluded from the definition of consolidated adjusted EBITDA as defined in the credit agreement (“Consolidated Adjusted EBITDA”) for purposes of the covenant calculations.

As of October 1, 2011, a total of $75.8 million was outstanding under the revolving credit facility. As of January 1, 2011, a total of $62.7 million was outstanding under the revolving credit facility.

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

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of its $75.8 million in revolving bank debt.

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

The fair value of the Company’s revolving credit facility is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms and comparable credit risk. The expected maturity date, average interest rate and fair value of the Company’s long term debt are as follows (in millions):

Expected Maturity Date	2011	2012	2013	There- after	Total	Fair Value
Long-term debt:
Revolving credit facility (variable rate)	$0.0	$0.0	$75.8	$0.0	$75.8	$76.1
Average interest rate			3.46%		3.46%

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

The components of net periodic pension cost recognized for the interim periods are presented in the following table (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2011	2010	2011	2010
Service cost	$0.2	$0.2	$0.7	$0.6
Interest cost on projected benefit obligation	0.9	0.9	2.7	2.7
Expected return on assets	(1.1)	(1.1)	(3.2)	(3.2)
Net amortization and deferral	0.5	0.3	1.3	0.8

Total net periodic pension cost	$0.5	$0.3	$1.5	$0.9

The Company made cash contributions of approximately $2.6 million to the pension plans during the first nine months of fiscal 2011. The Company expects to make additional cash contributions of approximately $0.5 million to the pension plans during the fourth quarter of fiscal 2011 in order to maintain minimum statutory funding requirements.

5. Stock-Based Compensation and Other Equity Instruments

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest annually over a period of four to five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of October 1, 2011:

	Number of Options	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2010	1,408,173	$6.77– $22.17	$8.73
Cancelled	(231)	7.52–7.52	7.52
Granted	304,800	7.05–7.05	7.05

Outstanding at October 1, 2011	1,712,742	6.77–22.17	8.43	5.3	$0.9
Exercisable at October 1, 2011	1,212,129	6.77–22.17	8.65	3.7	$0.9

The Company granted 304,800 options in the first nine months of fiscal 2011 and 5,000 options in the first nine months of fiscal 2010. Additional information pertaining to option activity during the first nine months of fiscal 2011 and 2010 was as follows (in millions):

	For the quarter ended fiscal September		For the nine months ended fiscal September
	2011	2010	2011	2010
Weighted average grant-date fair value of:
Stock options granted	$0.0	$0.0	$1.1	$0.0
Stock options vested	0.0	0.5	1.7	0.7
Stock options tendered for exchange	0.0	(14.1)	0.0	(14.1)
Stock options issued in exchange	0.0	2.2	0.0	2.2
Stock options cancelled or forfeited	0.0	(0.3)	0.0	(0.3)

The weighted average estimated fair value of the options granted in the first nine months of fiscal 2011 and 2010 was $3.50 and $3.47 respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2011	2010
Risk-free interest rate	2.51%	1.84%
Dividend yield	0.0%	0.0%
Expected volatility	48.27%	47.50%
Expected life in years	6.25	5.75

Volatility is derived based on historical trends. Expected life is calculated utilizing the simplified method as prescribed by ASC 718 Stock Compensation.

As of October 1, 2011, there was $1.9 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock

Annually the Company grants shares of restricted stock to certain employees, officers and directors. Certain restricted stock vests at the five or seven year anniversary of the grant date, with provisions for accelerated vesting upon the occurrence of certain pre-determined events (“cliff-vesting shares”), while other restricted stock vests equally over periods of three to five years or only upon the occurrence of certain pre-determined events (the latter being referred to as “performance shares”). The fair value of all but the performance share grants is equal to the stock price on the date of the grant. The fair value of the performance share grants is based on their derived service period calculated using either a Monte Carlo simulation model or management’s expectations of achieving the objectives depending on the nature of the performance criteria. In May of fiscal 2011 a total of 53,000 performance shares, which were granted in fiscal 2008, were cancelled because the performance criteria was not achieved. Activity for restricted shares for the first nine months of fiscal 2011, including the non-vested restricted shares outstanding and the weighted average grant-date fair value of those restricted shares, is shown in the table below:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested balance as of January 1, 2011	630,836	$10.37
Granted	284,440	6.79
Forfeited	(4,116)	(10.33)
Cancelled	(53,000)	(13.23)
Vested	(105,681)	(13.24)

Non-vested balance as of October 1, 2011	752,479	$9.67

As of October 1, 2011, there was $2.8 million of unamortized restricted stock compensation of which $6.7 million was included as a reduction to paid-in capital and $3.9 million was included in non-vested restricted stock subject to redemption. The $2.8 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 1.4 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of non-vested restricted stock in certain circumstances. ASC 480 Distinguishing Liabilities from Equity requires securities with contingent cash settlement provisions that are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. On August 11, 2011 MDS announced it was conducting a review of strategic alternatives to enhance shareholder value. If and when a change in control were to become probable, the unvested restricted stock would be reported as a liability on the balance sheet at fair market value and all remaining unamortized restricted stock compensation would be expensed. As such, the Company presents the $3.9 million value of non-vested restricted stock as temporary equity on the consolidated balance sheet as of October 1, 2011. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of October 1, 2011, a total of 41,273 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically converted to common stock as of that date.

The Company did not record an excess tax benefit in the first nine months of fiscal 2011 or fiscal 2010 related to stock-based compensation plans or equity instruments. The Company was in a net operating loss carry-forward position for the first nine months of fiscal 2011 and 2010. As a result, the excess tax benefit is not recognized until the deduction reduces the Company’s income taxes payable, which occurs once the net operating loss carry-forward has been fully utilized. Therefore, there was no impact on cash flows from operating activities or cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

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

Year-to-date warranty activity through the first nine months of fiscal 2011 is summarized as follows (in millions):

Accrued warranty at beginning of period	$10.8
Changes in foreign exchange rate	(0.1)
Warranty liability adjustment	(0.9)
Warranty credit issued to franchisees (warranty claims paid)	(1.2)

Accrued warranty at end of period	8.6
Less current portion	(1.5)

Accrued warranty – non-current	$7.1

The Company recorded a $0.9 million adjustment to the warranty liability in the first nine months of fiscal 2011 based on recent trends in redemptions and product costs. This adjustment resulted in a corresponding $0.9 million reduction in warranty expense.

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

Year-to-date activity through the first nine months of fiscal 2011 for the deferred warranty obligation related to this program is summarized as follows (in millions):

Deferred warranty obligation at beginning of period	$6.8
Warranty fees charged to franchisees and company-operated shops	2.1
Warranty credits issued to franchisees	(1.4)
Warranty credits issued to company-operated shops	(0.1)
Deferred warranty obligation write-offs	(0.1)

Deferred warranty obligation at end of period	$7.3

In the first nine months of fiscal 2011, the Company recognized $1.4 million of warranty fee revenue and an equal amount of warranty expense under this program.

7. Acquisitions and Divestitures

The Company refranchised 20 company-operated Midas shops in the first nine months of fiscal 2011. The refranchising of these 20 company-operated shops resulted in the sale of $0.7 million of intangible assets which is included in the net loss on sale of assets of approximately $1.1 million.

During the first nine months of fiscal 2011, the Company acquired one franchised Midas shop from a Midas franchisee to be run as a company-operated shop for approximately $47,000, which generated approximately $35,000 of incremental trademark and customer list intangibles.

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

The fair value of derivative instruments is summarized as follows (in millions):

	As of October 1, 2011		As of January 1, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate contracts	Other liabilities	$1.8	Other liabilities	$1.8

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On August 11, 2011, the Company announced that its Board of Directors had retained J.P. Morgan Securities to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value. The Company said that strategic and financial alternatives may include, but are not limited to, a possible sale, merger or other business combination. There can be no assurance that this review will result in any action.

MDS management is also focused on building shareholder value through the profitable growth of the Company. The three main drivers of profit growth for MDS are the refranchising of company-operated shops, increasing shop count through the opening of additional franchised units and increasing comparable shop sales. These drivers are closely integrated, as the opening of franchises is much easier in an environment where franchised shop sales and profits are growing.

Refranchising Company-Operated Shops

While many of the company-operated shops are profitable, the company-operated shop business has historically been unprofitable as a whole. This is because the Company has historically acquired unprofitable shops from certain multi-shop franchisees in order to protect its markets. For example, the Company acquired 22 shops in Northern California from a financially and operationally troubled franchisee in January 2010. The Company acquired the shops in conjunction with a settlement between the franchisee and the California Attorney General and the California Bureau of Automotive Repair. These Northern California shops generated an operating loss of approximately $0.8 million in the first nine months of fiscal 2011. The refranchising of company-operated shops, particularly those that are unprofitable, benefits the Company in a number of ways. First, the operating losses and capital investment requirements of the shops are replaced by royalty revenue that has minimal associated costs and capital investment. Second, the operational risks associated with running a shop on a day-to-day basis are no longer borne by the Company. Third, the Company is able to reduce corporate overhead in its company-operated shop business and in back-office support functions.

As of October 1, 2011, MDS operated 89 company-operated Midas, SpeeDee and Midas-SpeeDee Co-Branded shops. Most of these shops are currently targeted for refranchising. The Company refranchised 20 company-operated shops in the first nine months of fiscal 2011, acquired one shop from a franchisee and reopened one previously closed shop. The Company expects to refranchise additional shops during 2011.

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

The benefits of transitioning Midas shops to new franchisees can be seen in the performance of these shops. Sales at shops within the first year after transition have historically far outperformed the sales performance of the broader Midas system. In some cases, the improvement is dramatic with sales rising by more than 100%. The Company works to accelerate the number of transitions each year and thereby increase the capacity of the Midas system as a whole to adapt to and succeed in the current business environment. Additionally, the Company is working to increase the number of single-shop, owner-operator franchisees. As of January 1, 2011, approximately 30% of shops in the Midas system were owned by single-shop franchisees compared to 22% in 2005. MDS management strongly believes the automotive service business is often best managed by single-shop owners who work the business on a daily basis.

In addition to transitions, the Company believes that the reopening of previously-operated Midas shops (i.e., “available shop inventory”) and matching prospective franchisees with sellers of competing automotive repair centers both provide a significant opportunity to grow the North American franchise system.

As of October 1, 2011, the Company’s available shop inventory consisted of 63 shops, including 16 that are owned by the Company and 47 that are leased from third parties. During 2010, the Company collected an average annual rent of approximately $60,000 from the locations it leased to franchisees and collected an average of approximately $29,000 in royalties from each Midas shop in North America. Therefore, the reopening of these previously operated shops has the potential of adding significant revenues and operating profits in the future. The annual base rent obligation on the 47 shops that are leased from third parties is approximately $2.3 million. In addition to franchising these locations, the Company is also working to sell or sublease certain of these shop properties as a means for improving the Company’s real estate profitability.

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

The Company began testing this concept by co-branding four franchised SpeeDee shops in late 2008 and four Midas company-operated shops in early 2009. At the end of third quarter of fiscal 2011, there were 64 co-branded shops, including 18 SpeeDee shops that have added Midas repairs and services and 43 Midas shops that have added SpeeDee oil change services. One brand-new franchised co-branded shop opened in Texas in late 2009 and two brand-new franchised co-branded shops opened in the first nine months of fiscal 2011 (one in Ohio and one in South Carolina).

Except for a few Midas shops that were part of the beta test in 2010, Midas franchisees were not given the opportunity to co-brand until 2011. As a result, as of October 1, 2011, there were only 17 Midas franchised shops that operated under the co-brand format. The results in this group have been the most encouraging of all co-brand conversions. In the first nine months of fiscal 2011, these shops generated a comparable shop sales increase of approximately 17%. With so few shops in this group, the results have not yet meaningfully impacted sales for the overall Midas system. However, these sales results have encouraged numerous Midas franchisees to explore conversion to the co-brand format and as such the Company expects significant growth in the number of Midas franchised shops converting to co-brand over the coming quarters. The Company expects to have 75 Midas and SpeeDee system shops co-branded by the end of fiscal 2011 and to co-brand an additional 100 shops during fiscal 2012.

MDS management believes that while the current economic environment, and the need to develop stronger customer relationships and improve operations execution, pose significant challenges for automotive aftermarket service providers, the potential to succeed is significant for those automotive service providers that are willing and able to adapt.

RESULTS OF OPERATIONS

Third Quarter Fiscal 2011 Compared with Third Quarter Fiscal 2010

The following is a summary of the Company’s sales and revenues for the third quarter of fiscal 2011 and 2010: ($ in millions)

		Percent		Percent
	2011	to Total	2010	to Total
Franchise royalties and license fees	$14.3	30.9%	$13.8	28.3%
Real estate revenues from franchised shops	8.2	17.7	8.0	16.4
Company-operated shop retail sales	16.8	36.3	19.7	40.3
Replacement part sales and product royalties	4.9	10.6	5.5	11.3
Warranty fee revenue	0.5	1.1	0.4	0.8
Software sales and maintenance revenue	1.6	3.4	1.4	2.9

Total sales and revenues	$46.3	100.0%	$48.8	100.0%

Total sales and revenues for the third quarter of fiscal 2011 decreased $2.5 million, or 5.1%, from the third quarter of fiscal 2010. Within the retail auto service business, royalty revenues and license fees were $14.3 million in the third quarter of fiscal 2011 compared to $13.8 million in third quarter of fiscal 2010. This increase primarily reflects comparable shop sales increases of 3.0% in the U.S. and Canada, a weaker U.S. dollar that increased the value of Canadian royalties, higher initial franchise fee revenue and the refranchising of company-operated shops which led to an increase in the number of franchised shops. These positive factors were partially offset by shop closings in North America. License fees from the Company’s European licensee of approximately $1.1 million in the third quarter of fiscal 2011 and fiscal 2010, are included in franchise royalties and license fees.

Revenues from real estate leases grew by $0.2 million driven by the collection of rent from company-operated shops that have been refranchised in the past 12 months, higher percentage rent revenues due to higher comparable shop retail sales and the favorable Canadian exchange rate.

Sales from company-operated shops were $16.8 million in the third quarter of fiscal 2011 compared to $19.7 million in third quarter of fiscal 2010. The revenue decline reflects a decrease in the shop count from 116 at the end of third quarter of 2010 to 89 at the end of third quarter of 2011. Sales at Midas company-operated shops increased 4.6% on a comparable shop basis during the third quarter of fiscal 2011.

Replacement part sales and product royalties were $4.9 million in the third quarter of fiscal 2011, which is $0.6 million below the third quarter of fiscal 2010. While comparable shop sales of tires grew by nearly 1.6% in the third quarter of fiscal 2011, franchisees are shifting their purchases to regional wholesalers who bill shops directly for their tires purchases. Warranty fee revenue increased $0.1 million to $0.5 million as redemptions from the new warranty program continue to grow as the program matures. Warranty fee revenue is recognized as redemptions occur and is offset by an equivalent amount of warranty expense. Software sales and maintenance revenue of $1.6 million in the third quarter of fiscal 2011 increased $0.2 million over the third quarter of fiscal 2010.

Total operating costs and expenses of $41.7 million in the third quarter of fiscal 2011 declined 7.1% from $44.9 million in the third quarter of fiscal 2010. Occupancy expenses for franchised shops increased $0.2 million to $5.9 million in the third quarter of fiscal 2011 primarily due to a one-time settlement of an ongoing lease dispute and a higher Canadian exchange rate. Company-operated shop costs and expenses declined to $16.8 million in the third quarter of fiscal 2011 from $20.9 million in the third quarter of fiscal 2010. The decrease in operating expenses was primarily driven by the lower shop count. Company-operated shop parts cost of sales improved from 30.0% of company-operated shop sales in the third quarter of fiscal 2010 to 26.8% in the third quarter of fiscal 2011, primarily as a result of increased pricing and higher inventory levels, which led to lower parts acquisition costs as parts carried in inventory have lower acquisition costs than parts purchased locally. Shop payroll and employee benefit costs declined from 43.1% of company-operated shop sales in the third quarter of fiscal 2010 to 41.7% in the same period this year. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales declined from 33.0% in the third quarter of fiscal 2010 to 31.5% this year.

Replacement part cost of sales declined to 91.8% of replacement part sales and product royalties, from 92.7% in the third quarter of fiscal 2010. Warranty expense in the third quarter of fiscal 2011 was $0.6 million compared to $0.3 million in the third quarter of fiscal 2010. Warranty expense increased due to higher warranty redemptions as the new U.S. and Canadian warranty programs mature.

In the past several years there have been changes in the warranty programs for both countries whereby Midas franchisees are now responsible for directly funding the new warranty programs. The Company’s future warranty expense under the new programs will be exactly offset by warranty fee revenue, except for any adjustments that are made to the legacy warranty liability.

Selling, general and administrative expenses of $12.8 million in the third quarter of fiscal 2011 increased $0.1 million from the third quarter of fiscal 2010 as lower legal fees and depreciation expense were more than offset by increased employee benefit costs and performance-based incentive compensation.

The Company recorded $0.6 million of costs associated with the review of strategic alternatives announced on August 11, 2011. This amount includes the cost of real estate appraisals, legal expenses, and investment banking expenses.

During the third quarter of fiscal 2011, the Company recorded net losses on the sale of certain company-operated shop assets totaling $0.5 million. During the third quarter of fiscal 2010, the Company recorded net losses on the sale of certain company-operated shop assets totaling $0.2 million.

As a result of the above changes, operating income increased $0.7 million to $4.6 million in the third quarter of fiscal 2011 from $3.9 million in the third quarter of fiscal 2010. Operating income margin increased to 9.9% of sales in the third quarter of fiscal 2011 from 8.0% of sales in the third quarter of fiscal 2010.

Interest expense was $2.1 million in the third quarter of fiscal 2011 compared to $2.4 million in third quarter of fiscal 2010. Interest expense decreased in the third quarter of fiscal 2011 despite an increase in the Company’s average bank debt due to the expiration of two interest rate swaps in late 2010. During the third quarter of fiscal 2010, the Company had two interest rate swaps that locked-in LIBOR at an average rate of 4.9% on $45 million in bank debt. These arrangements were replaced by a $40 million interest rate swap that fixes LIBOR at 2.71% through October 2013.

The Company recorded other income of $0.2 million in the third quarter of fiscal 2011. Other income consists primarily of interest income on overdue customer accounts and foreign currency exchange gains and losses.

The Company’s effective tax rate was 45.9% in the third quarter of fiscal 2011 compared to 49.8% in the third quarter of fiscal 2010 and the 2011 statutory tax rate of 39.2%. The 2011 variance from the statutory rate was primarily due to the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May 2011 at a stock price that was lower than the stock price on the day these awards were initially granted. The 2010 variance from the statutory rate was also primarily due to the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May 2010 at a stock price that was lower than the stock price on the day these awards were initially granted. In addition, the rate was negatively impacted by the forfeiture of certain restricted shares by former employees.

As a result of the above items, net income increased $0.6 million from net income of $0.8 million in the third quarter of fiscal 2010 to net income of $1.4 million in the third quarter of fiscal 2011.

First Nine Months of Fiscal 2011 Compared with First Nine Months of Fiscal 2010

The following is a summary of the Company’s sales and revenues for the first nine months of fiscal 2011 and 2010 ($ in millions):

		Percent		Percent
	2011	to Total	2010	to Total
Franchise royalties and license fees	$41.7	29.8%	$40.7	27.9%
Real estate revenues from franchised shops	24.2	17.3	23.8	16.3
Company-operated shop retail sales	52.8	37.7	60.0	41.2
Replacement part sales and product royalties	15.2	10.8	16.0	11.0
Warranty fee revenue	1.4	1.0	0.9	0.6
Software sales and maintenance revenue	4.8	3.4	4.4	3.0

Total sales and revenues	$140.1	100.0%	$145.8	100.0%

Total sales and revenues for the first nine months of fiscal 2011 decreased $5.7 million, or 3.9%, from the first nine months of fiscal 2010. Within the retail auto service business, royalty revenues and license fees were $41.7 million in the first nine months of fiscal 2011 compared to $40.7 million in first nine months of fiscal 2010. This increase primarily reflects a comparable shop sales increase of 2.5% in the U.S., a weaker U.S. dollar that increased the value of Canadian royalties and an increase in the number of franchised shops due to refranchising of company-operated shops. These positive factors were partially offset by shop closures in North America. License fees from the Company’s European licensee of approximately $3.4 million for the first nine months of fiscal 2011 and $3.2 million for the first nine months of fiscal 2010 are included in franchise royalties and license fees.

Revenues from real estate leases increased by $0.4 million from $23.8 million in the first nine months of fiscal 2010 to $24.2 million in the first nine months of fiscal 2011 due to higher percentage rent revenues as a result of higher comparable shop retail sales, an increase in the number of rent producing shops and a more favorable Canadian currency exchange rate.

Sales from company-operated shops were $52.8 million in the first nine months of fiscal 2011 compared to $60.0 million in the first nine months of fiscal 2010. The revenue decline primarily reflects a decrease in the shop count from 116 at the end of the third quarter of 2010 to 89 at the end of the third quarter of 2011. Sales at Midas company-operated shops increased by 4.7% on a comparable shop basis.

Replacement part sales and product royalties were $15.2 million in the first nine months of fiscal 2011, a decline of $0.8 million from the first nine months of fiscal 2010, primarily due to lower sales of tires to Midas franchisees. Warranty fee revenue increased $0.5 million to $1.4 million as redemptions from the new warranty program continue to grow as the program matures. Warranty fee revenue is recognized as redemptions occur and is offset by an equivalent amount of warranty expense. Software sales and maintenance revenue of $4.8 million in the first nine months of fiscal 2011 increased $0.4 million over the first nine months of fiscal 2010.

Total operating costs and expenses of $124.8 million in the first nine months of fiscal 2011 declined 7.1% from $134.4 million in the first nine months of fiscal 2010. Occupancy expenses for franchised shops increased $0.8 million to $17.4 million in the first nine months of fiscal 2011 primarily due to one-time rent concessions, lease buyouts, the settlement of an ongoing lease dispute and a higher Canadian exchange rate. Company-operated shop costs and expenses declined to $52.6 million in the first nine months of fiscal 2011 from $61.9 million in the first nine months of fiscal 2010. The decrease in operating expenses was primarily driven by the lower shop count. Company-operated shop parts cost of sales improved from 28.5% of company-operated shop sales in the first nine months of fiscal 2010 to 26.3% in the first nine months of fiscal 2011, primarily as a result of increased pricing and higher inventory levels, which led to lower parts acquisition costs as parts carried in inventory have lower acquisition costs than parts purchased locally. Company-operated shop payroll and employee benefit costs improved to 41.7% of company-operated shop sales in the first nine months of fiscal 2011 compared to 42.2% in the same period of the prior year. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales were 31.6% for the first nine months of fiscal 2011 compared to 32.5% for the same period in the prior year.

Replacement part cost of sales increased to 92.1% of replacement part sales and product royalties from 91.3% in the first nine months of fiscal 2010. The Company recorded warranty expense of $0.6 million for the first nine months of fiscal 2011 compared to $0.9 million in the first nine months of fiscal 2010. The first nine months of fiscal 2011 included a $0.9 million warranty benefit due to a reduction in the U.S. legacy warranty liability as a result of a revised estimate of future redemptions and warranty costs. Exclusive of the adjustment to the U.S. legacy warranty liability, warranty expense under the new program increased from $0.9 million in the first nine months of fiscal 2010 to $1.5 million in fiscal 2011 due to higher warranty redemptions as the new U.S. and Canadian warranty programs mature.

If redemption rates continue to fall or the estimated cost of warranty redemptions declines in the legacy warranty program, it is possible that additional warranty benefits will be recorded in future periods.

In the past several years, there have been changes in the warranty programs for both countries whereby Midas franchisees are now responsible for directly funding the new warranty programs. The Company’s future warranty expense under the new programs will be exactly offset by warranty fee revenue, except for any adjustments that are made to the legacy warranty liability.

Selling, general and administrative expenses declined $1.8 million in the first nine months of fiscal 2011 from $40.3 million in the first nine months of fiscal 2010. This decline is largely the result of a decline in legal expenses due to the resolution of the European arbitration. Additional savings in depreciation and bad debt expenses were offset by higher employee benefit costs and performance-based compensation.

The Company recorded $0.6 million of costs associated with the review of strategic alternatives announced on August 11, 2011. This amount includes the cost of real estate appraisals, legal expenses and investment banking expenses.

During the first nine months of fiscal 2011, the Company recorded net losses on the sale of certain company-operated shop assets of $1.1 million. In the first nine months of fiscal 2010, the Company recorded net losses on the sale of certain company-operated shop assets of $0.1 million.

As a result of the above changes, operating income increased $3.9 million to $15.3 million in the first nine months of fiscal 2011 from $11.4 million in the first nine months of fiscal 2010. Operating income margin increased to 10.9% of sales from 7.8% of sales.

Interest expense was $6.1 million in the first nine months of fiscal 2011 compared to $7.3 million in first nine months of fiscal 2010. Interest expense decreased in the first nine months of fiscal 2011 primarily due to the expiration of two interest rate swaps in late 2010.

The Company recorded other expense of $1.1 million in the first nine months of fiscal 2011 and other income of $0.3 million in the first nine months of fiscal 2010. The Company recorded a net foreign currency re-measurement loss on the European arbitration award of $1.4 million in first the first nine months of months of fiscal 2011, which was included in the $1.1 million other expense. Excluding this charge, the Company would have generated other income of $0.3 million.

The Company’s effective tax rate was 45.2% in the first nine months of fiscal 2011 compared to 44.8% in the first nine months of fiscal 2010 and the 2011 statutory tax rate of 39.2%. The higher tax rate than the statutory rate in the first nine months of fiscal 2011 was primarily due to the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May of 2011 at stock prices that were lower than the stock prices on the day these awards were initially granted. The higher tax rate than the statutory rate in the first nine months of fiscal 2010 was primarily due to the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May and July 2010 at a stock price that was lower than the stock price on the day these awards were initially granted. In addition, the rate was negatively impacted by the forfeiture of certain restricted shares by former employees.

As a result of the above items, net income increased $2.1 million from net income of $2.3 million in the first nine months of fiscal 2010 to net income of $4.4 million in the first nine months of fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

Following is a summary of the Company’s cash flows from operating, investing and financing activities for the first nine months of fiscal 2011 and 2010, respectively (in millions):

	2011	2010
Cash provided by operating activities before payment of European arbitration award and net changes in assets and liabilities	$17.6	$13.8
Payment of European arbitration award	(22.4)	0.0
Net changes in assets and liabilities, exclusive of the effects of European arbitration award, acquisitions and dispositions	(7.0)	0.5

Net cash provided by (used in) operating activities	(11.8)	14.3
Net cash used in investing activities	(0.4)	(5.3)

Net cash provided by (used in) financing activities	12.1	(8.8)

Net change in cash and cash equivalents	$(0.1)	$0.2

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit, allowing MDS to minimize interest expense and to maintain a low cash balance. The Company’s cash and cash equivalents decreased $0.1 million in the first nine months of fiscal 2011.

On April 7, 2011 MDS paid its European licensee, MESA S.p.A. (“MESA”) $22.4 million as a result of the March 3, 2011 arbitration ruling by the arbitral tribunal based in Geneva, Switzerland.

The Company’s operating activities used net cash of $11.8 million during the first nine months of fiscal 2011 compared to $14.3 million provided by operations in the first nine months of fiscal 2010. Excluding the payment of European arbitration award and net changes in assets and liabilities, cash provided by operating activities increased from $13.8 million in the first nine months of fiscal 2010 to $17.6 million in the first nine months of fiscal 2011, primarily due to higher net income, higher utilization of deferred tax assets, and higher losses on sale of assets. These amounts were partially offset by lower depreciation and amortization and the warranty liability adjustment.

Changes in assets and liabilities went from a $0.5 million source of cash in the first nine months of fiscal 2010 to a $7.0 million use of cash in the first nine months of fiscal 2011. In the first nine months of fiscal 2011, receivables declined by $7.1 million. Approximately $4.9 million of this decline is the result of the netting of the legal fee and escrow receivables from the European arbitration against the actual payment in April 2011. The remaining decline of $2.2 million is largely seasonal. This seasonal decline was more than offset by a $1.6 million increase in company-operated shop inventories in order to reduce the acquisition cost of parts sold. In addition, accounts payable and accrued expenses declined by a combined $4.3 million due to the timing of certain payments and the Company made $2.6 million of pension contributions. In the first nine months of fiscal 2010, the seasonal reduction in receivables was substantially offset by a decline in accounts payable and accrued expenses due to the timing of payments.

Investing activities used $0.4 million of cash in the first nine months of fiscal 2011 compared to $5.3 million of cash used in the first nine months of fiscal 2010. Investing activities in the first nine months of fiscal 2011 consisted of $2.7 million in capital expenditures and $2.3 million in cash generated as a result of the sale of 20 company-operated Midas shops. The $2.7 million in capital expenditures included $1.5 million for company-operated shop equipment additions, $0.5 million for systems development projects and $0.7 million for leasehold improvements. Investing activities in the first nine months of fiscal 2010 consisted of $3.3 million in capital expenditures, $3.5 million paid in conjunction with the acquisition of 22 shops and other assets from a Midas franchisee in Northern California, and $1.5 million in cash generated as a result of the sale of 10 company-operated Midas shops and two company-operated SpeeDee shops. The $3.3 million in capital expenditures included $1.8 million in real estate and leasehold improvements, $0.7 million for systems development projects and $0.8 million for company-operated shop equipment additions.

Net cash provided by financing activities was $12.1 million in the first nine months of fiscal 2011, compared to net cash used of $8.8 million in the first nine months of fiscal 2010. During the first nine months of fiscal 2011, the Company increased total debt by $11.9 million, increased outstanding checks by $0.3 million and paid $0.1 million to repurchase shares of the Company’s common stock from employees to satisfy tax obligations upon vesting of restricted stock awards. During the first nine months of fiscal 2010, the Company decreased total debt by $7.9 million, decreased outstanding checks by $0.5 million and paid $0.4 million to repurchase shares of the Company’s common stock from employees to satisfy tax obligations upon vesting of restricted stock awards. The decrease in total debt included $0.1 million of capital leases assumed as a result of acquisition of 22 shops and other assets from a Midas franchisee in Northern California.

On December 4, 2009, MDS entered into a three-year extension of its existing unsecured revolving credit facility. The credit agreement was extended through October 27, 2013 with no material changes in existing covenants. The extended facility is for $125 million and is further expandable to $175 million by the Company with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 3.50% at October 1, 2011. This facility requires maintenance of certain financial covenants including maximum allowable leverage, minimum fixed charge coverage and minimum net worth.

On March 3, 2011, the arbitral tribunal based in Geneva, Switzerland, issued its final ruling in the arbitration between MDS and its European licensee, MESA and Mobivia. MDS recorded a $25.5 million European arbitration award expense in its fiscal 2010 consolidated financial statements, and a corresponding $25.5 million accrued European arbitration award liability. As a result of the accrual of the $25.5 million European arbitration award in 2010, the Company was in violation of certain financial covenants as of January 1, 2011. On March 16, 2011, the Company’s lenders waived the covenant violations and entered into an amendment to the credit agreement. The amendment provides, among other things, that the $25.5 million arbitration award is excluded from the definition of consolidated adjusted EBITDA as defined in the credit agreement for purposes of the covenant calculations.

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

Consolidated Adjusted EBITDA as of the three most recent measurement periods, defined as the then most recently ended 12 fiscal months, was as follows (dollars in millions):

Fiscal Period	Fiscal September 2011	Fiscal June 2011	Fiscal March 2011
Consolidated net loss	$(11.3)	$(11.9)	$(13.2)
Consolidated interest expense	8.1	8.4	8.8
Income tax benefit	(3.0)	(3.5)	(4.5)
Depreciation and amortization expense	8.0	8.6	9.1
Stock-based compensation expense	2.9	2.7	2.6
Company-operated shop restructuring costs	1.0	0.6	0.2
European arbitration award	25.5	25.5	25.5

Consolidated Adjusted EBITDA	$31.2	$30.4	$28.5

As calculated in accordance with the amended credit agreement, the following table presents the Company’s actual Leverage Ratio as of the three most recent measurement periods (dollars in millions):

Fiscal Period	Fiscal September 2011	Fiscal June 2011	Fiscal March 2011
Total Debt	$77.7	$81.0	$64.1

Consolidated Adjusted EBITDA	$31.2	$30.4	$28.5

Leverage Ratio	2.49 to 1	2.66 to 1	2.25 to 1

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

As calculated in accordance with the amended credit agreement, the following table presents the Company’s actual Fixed Charge Ratio as of the three most recent measurement periods, defined as the most recently ended 12 fiscal months (dollars in millions):

Fiscal Period	Fiscal September 2011	Fiscal June 2011	Fiscal March 2011
Consolidated Adjusted EBITDA	$31.2	$30.4	$28.5
Net Rent	5.4	5.4	5.4

EBITDAR	$36.6	$35.8	$33.9

Consolidated interest paid in cash	$7.8	$8.2	$8.4
Net Rent	5.4	5.4	5.4
Consolidated capital expenditures	3.7	3.4	4.3
Capital lease principal payments	0.3	0.2	0.1
Finance lease principal payments	1.3	1.3	1.4
Cash taxes paid	0.8	0.7	0.7

Total Fixed Charges	$19.3	$19.2	$20.3

Fixed Charge Ratio	1.90	1.86	1.67

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

Fiscal Period	Fiscal September 2011	Fiscal June 2011	Fiscal March 2011
Minimum net worth required	$19.7	$19.0	$18.0

Actual net worth	$28.2	$26.0	$22.8

As of October 1, 2011, a total of $75.8 million was outstanding under the revolving credit facility. As of January 1, 2011, a total of $62.7 million was outstanding under the revolving credit facility. As of October 1, 2011, there was $23.7 million of available borrowing capacity under the Company’s revolving credit facility, as amended.

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

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its then existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of its $75.8 million in revolving bank debt.

The November 2005, March 2007, and January 2010 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive loss as a gain or loss on derivative financial instruments.

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

On April 7, 2011, the Company made a net cash payment of €15.6 million ($22.4 million) to settle its obligations to MESA resulting from the March 3, 2011, arbitration award. This amount was borrowed under the Company’s revolving credit facility.

The Company believes that cash generated from operations and remaining availability under the current debt agreement, as amended, provides sufficient liquidity to finance operations and execute strategic initiatives for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make a variety of decisions which impact the reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied, the assumptions on which to base accounting estimates, and the consistent application of those accounting principles. Due to the type of industry in which the Company operates, and the nature of its business, the following accounting policies are those that management believes are most important to the portrayal of the Company’s financial condition and results and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Second, the Company must determine the actuarial assumption for rates of increase in compensation levels used in the calculation of the accumulated and projected benefit obligations for the end of the current fiscal year and to determine the net periodic pension cost for the subsequent year. In determining these rates, the Company looks at its historical and expected rates of annual salary increases.

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

Volatile market conditions over the past several years have increased the risks associated with certain investments held by MDS pension plans, which have negatively impacted the value of investments, net periodic pension costs and created funding requirements. We expect to make additional cash contributions of $0.5 million during the fourth quarter of fiscal 2011 in order to maintain minimum statutory funding requirements.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at October 1, 2011. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of October 1, 2011, the Company had recorded a valuation allowance of $2.1 million against certain foreign tax credit carryovers because the Company determined that it was more likely than not that this portion of the deferred tax asset will not be realized. Additionally, the Company had recorded valuation allowances of $0.3 million against certain state income tax net operating loss carryovers because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. However, due to the inherent uncertainty involved in determining the realizability of the Company’s deferred tax assets, the future realizability could differ from management estimates at October 1, 2011.

IMPACT OF NEW ACCOUNTING STANDARDS

New Accounting Pronouncements—Adopted

There were no new accounting pronouncements adopted during the first nine months of fiscal 2011 that had an impact on the Company’s Condensed Consolidated Financial Statements.

New Accounting Pronouncements—Issued

In June 2011, the FASB issued changes to the presentation of comprehensive income. Entities must choose to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes will become effective for MDS on January 1, 2012. Management is currently evaluating these changes to determine which option to choose for the presentation of comprehensive income. Other than the change in presentation, management has determined the change will not have an impact on the Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to certain market risks, including foreign currency and interest rates. MDS uses a variety of practices to manage these market risks, including, when considered appropriate, derivative financial instruments. The Company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. MDS is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and revenues and expenses denominated in foreign currencies. The Company’s primary exposure is to changes in exchange rates for the U.S. dollar versus the Canadian dollar and changes in exchange rates between the U.S. dollar and the Euro for international license fees from Europe.

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

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of its $75.8 million in revolving bank debt.

The November 2005, March 2007 and January 2010 swap arrangements have been designated as cash flow hedges and have been evaluated to be highly effective. As a result, the after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments. As of October 1, 2011, the fair value of these instruments was a pre-tax loss of approximately $1.8 million.

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

Item 1A. Risk Factors.

The Company’s announcement that it is exploring strategic alternatives could materially and adversely affect the Company’s business and financial results; in addition, there can be no assurance that such process will result in a transaction being consummated.

On August 11, 2011, the Company announced that it is in the process of exploring its strategic alternatives, including a possible sale, merger or other business combination. The process of exploring strategic alternatives could cause distractions and disruptions in our business. We have diverted, and will continue to divert, significant management resources and attention in our effort to evaluate strategic alternatives, which could also negatively impact our business and results of operations. Any disruptions or uncertainty could affect our relationships with customers, vendors and franchisees. We may also encounter difficulty in retaining key employees who may be concerned about their future roles with the Company if such a transaction were completed. Further, the costs associated with the evaluation of strategic alternatives are expected to be considerable, regardless of whether any transaction is consummated. All of the foregoing could materially and adversely affect our business and financial results. In addition, there is no assurance that any transaction will be consummated as a result of the Company’s review of strategic alternatives. If a transaction does not occur, the share price of our common stock may decline significantly to the extent that the current market price of our common stock reflects an expectation that a transaction will be completed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table includes all issuer repurchases, including those made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (2)
July 2011: (July 3, 2011 through July 30, 2011)	1,126	$5.95	0	$34,347,399
August 2011: (July 31, 2011 through August 27, 2011)	0	$0.00	0	$34,347,399
September 2011: (August 28, 2011 through October 1, 2011)	0	$0.00	0	$34,347,399

Total	1,126	$5.95	0

(1)	All the shares repurchased during the third quarter of fiscal 2011 reflect shares surrendered to cover withholding taxes upon the vesting of restricted stock.
(2)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in MDS stock. On May 9, 2006, the MDS Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of October 1, 2011, a total of approximately 3,248,100 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.21. This program has been suspended.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Removed and Reserved

Item 5. Other Information.

(a)	Information required to be disclosed in a report on Form 8-K.

(b)	Not applicable.

Item 6. Exhibits.

31.1	Rule 13a—14(a) / 15d—14(a) Certification of Chief Executive Officer.

31.2	Rule 13a—14(a) / 15d—14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certifications.

101.INS	XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema Document*

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB XBRL Taxonomy Extension Label Linkbase Document*

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as exhibit 101 to Midas Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 are furnished the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows (iv) the Condensed Consolidated Statements of Changes In Shareholder’s Equity, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: November 9, 2011	/s/ Alan D. Feldman
Alan D. Feldman
Chairman, President and Chief Executive Officer

/s/ William M. Guzik
William M. Guzik Executive Vice President and Chief Financial Officer

/s/ Audrey L. Gualandri
Audrey L. Gualandri Vice President and Controller