Form 10-K
period 2011-12-31
MIDAS INC
filed 2012-03-21
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer   ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the Registrant, as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $90.8 million.

The number of shares of the Registrant’s Common Stock, $.001 par value per share, outstanding as of February 23, 2012 was 14,408,542.

Documents incorporated by reference: Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders of the Registrant (the “2012 Proxy Statement”) are incorporated by reference into Part III.

PART I

Item 1.	Business

As used herein, and except where the context otherwise requires, the terms “MDS” and the “Company” refer to Midas, Inc. and its consolidated subsidiaries. The term “Midas” refers to the Midas retail system only. The term “SpeeDee” refers to the SpeeDee retail system. References to fiscal years are to years ended December 31, 2011 (“fiscal 2011”), January 1, 2011 (“fiscal 2010”), and January 2, 2010 (“fiscal 2009”).

Agreement and Plan of Merger

On August 11, 2011, the Company announced that its Board of Directors had retained J.P. Morgan Securities to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value. The Company said that strategic and financial alternatives may include, but are not limited to, a possible sale, merger or other business combination.

On March 12, 2012, MDS entered into an Agreement and Plan of Merger, referred to as the Merger Agreement, with TBC Corporation, a Delaware corporation, or TBC, and Gearshift Merger Corp., a Delaware corporation and a wholly owned subsidiary of TBC, referred to as the Purchaser. TBC is a subsidiary of Sumitomo Corporation of America. Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, the Purchaser will commence a cash tender offer, referred to as the Offer, to acquire all of the outstanding shares of common stock of MDS, including with the associated preferred share purchase rights, which we refer to collectively as the Shares, at a price of $11.50 per share in cash (the “Tender Offer Price”).

The Purchaser’s obligation to accept for payment and pay for Shares tendered in the Offer is subject to certain conditions, including, among other things, a minimum number of Shares that must be tendered. The consummation of the Offer is not subject to any financing condition.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, approval by the stockholders of MDS, the Purchaser will merge with and into MDS, with MDS surviving as a wholly owned subsidiary of TBC. At the effective time of the merger, the Shares not purchased pursuant to the Offer, other than shares held by MDS, TBC, Purchaser, any subsidiary of TBC or by stockholders of MDS who have perfected their statutory rights of appraisal under Delaware law, will be converted into the right to receive the Tender Offer Price per share in cash, without interest, and less any required withholding taxes. Under the terms of the Merger Agreement, at the time the Shares are accepted for purchase pursuant to the Tender Offer, all outstanding and unexercised options to purchase Shares will be deemed to vest. Under the terms of the Merger Agreement, each outstanding option or warrant to purchase Shares will be deemed exercised and cancelled, with each former holder thereof receiving an amount in cash equal to the excess, if any, of the Tender Offer Price over the exercise price thereof multiplied by the number of shares subject to such option or warrant.

Pursuant to the Merger Agreement, if the minimum tender condition is satisfied but the Purchaser has not purchased a number of Shares necessary for Purchaser to be merged with and into MDS without a vote of MDS’ stockholders in accordance with Section 253 of the Delaware General Corporation Law (the “Short Form Threshold”), then Purchaser will be deemed to purchase from the Company a number of newly issued shares at the Tender Offer Price sufficient when added to the number of Shares owned by the Purchaser to enable it to meet the Short Form Threshold (the “Top Up”).

Background

MDS has been in the business of selling automotive repair franchises since 1956. Through March 2008, the Company’s sole franchise concept was Midas auto repair centers. In April 2008, MDS acquired the SpeeDee Oil Change and Tune-up franchise system and now sells Midas, SpeeDee and Midas-SpeeDee Co-Branded franchises.

The Midas network of franchised and company-operated shops is one of the largest and most recognized providers of automotive repair and maintenance services in North America with 1,484 shops, located in all 50 U.S. states and nine Canadian provinces as of December 31, 2011. The SpeeDee network of franchised and company-operated shops consists of 103 shops in the U.S., located in 10 states. In addition, both Midas and SpeeDee license their brands outside of North America. There are 775 Midas shops licensed in 12 other countries, and 58 licensed SpeeDee shops in Mexico. On a worldwide basis, there were 2,420 Midas and SpeeDee shops as of December 31, 2011.

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

Franchise Industry Overview

There are two main types of franchises: product distribution franchises and business format franchises. In product distribution franchising, the franchisor licenses its trademark and logo to its franchisee, and allows the franchisee to sell its products; however, the product distribution franchisor typically does not provide the franchisee with a system for running the business. Examples of such franchises are automotive dealerships, soft drink bottlers, and gas stations. A business format franchise not only allows the franchisee to use the franchisor’s trademark, but also provides the franchisee with a system to conduct operations. Midas and SpeeDee are business format franchises. Business format franchises are the most common type of franchise, encompassing businesses such as fast food, retail, lodging, personal services, and automotive repair. Besides Midas, some of the larger automotive service franchisors include Jiffy Lube, AAMCO, Meineke, and MAACO. According to a recent national study, business format franchised businesses in the U.S. produced goods and services worth approximately $745 billion across more than 735,000 franchised establishments in 2011.

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

Automotive Aftermarket Industry Overview

Midas and SpeeDee compete in the approximately $174 billion U.S. automotive aftermarket industry, which includes replacement parts (excluding collision parts and parts for heavy duty trucks), accessories, maintenance items, batteries and automotive fluids for cars and light trucks. Approximately 87% of this amount is from the sale of installed parts and labor (the Do-It-For-Me or “DIFM” segment of the market) and 13% is from the Do-It-Yourself or “DIY” market. Midas and SpeeDee participate in the DIFM segment of the market, but do not participate in the DIY market.

Historically, the DIFM market has been growing because of the increasing size and age of the country’s automotive fleet, the increased technological complexity of vehicles leading to higher cost repairs and maintenance, and the generally increasing number of miles driven annually. In addition, recent industry statistics indicate that there is more than $62 billion in neglected vehicle maintenance every year.

According to published industry information, the number of vehicles in use in the U.S. grew every year from 1992 through 2008, primarily as a result of steady annual increases in new light truck sales. While the number of vehicles in use declined slightly from 2009 to 2011, the slowdown in new car sales has caused a further aging of the vehicle population. In addition, the average age of vehicles in use continues to increase. From 1995 to 2011, the average age of cars in use grew from 8.4 years to 11.1 years. This trend should continue to benefit the DIFM industry because older vehicles tend to require more maintenance and repair services.

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

Vehicle usage influences the demand for automotive repair and maintenance. Vehicle usage causes wear and tear, leading to the need for vehicle repair. Vehicle usage also influences vehicle maintenance, as maintenance schedules are generally based upon odometer readings. Miles driven is a key indicator of vehicle usage. Historically, since the end of World War II, total miles driven in the United States have increased nearly every year. However, in the 12 months ended December 2008, total miles driven declined 1.8%, the largest annual decline since World War II. The dramatic increase in gasoline prices in 2007 and 2008 and the very weak economic climate appear to have influenced driving habits in an unprecedented fashion. In both 2009 and 2010, miles driven were up slightly but they declined in 2011. Miles driven are now approximately equal to the level recorded in 2004.

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

The following table sets forth the number of North American franchised shops, company-operated shops, and shops outside of North America for each of the Midas and SpeeDee brands, as of the end of each of the fiscal periods indicated (note that the SpeeDee brand was acquired by MDS in fiscal 2008):

Fiscal Year End	2011	2010	2009	2008	2007
Midas
North American franchised	1,406	1,437	1,502	1,576	1,620
North American company-operated	78	101	100	98	91
International franchised and licensed	775	781	776	835	844

Total	2,259	2,319	2,378	2,509	2,555

SpeeDee
North American franchised	97	100	105	114
North American company-operated	6	6	7	2
International franchised and licensed	58	65	57	57

Total	161	171	169	173

Total All Brands	2,420	2,490	2,547	2,682

As of December 31, 2011, there were 75 shops within the Midas and SpeeDee systems operating as Co-Brand locations. These are included in the year end 2011 totals.

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

The Midas-SpeeDee Co-Brand Franchise Agreement: As of December 31, 2011, there were 75 Co-Brand locations in operation. Of these, 33 were company-operated units and 42 were franchised units. Three locations had been opened de novo as Co-Brand shops with the remaining converted from the existing Midas or SpeeDee shop formats. The Company has developed a Co-Brand franchise agreement that is being used with the franchised Co-Brand locations. The initial term is 15 years. The initial fee is $30,000 for single shop owners. Existing Midas and SpeeDee franchisees that convert to the Co-Brand concept will not be charged an initial fee. The Midas-SpeeDee Co-Brand franchise and trademark agreement cannot be terminated by the franchisee.

Co-Brand franchisees must pay the Company royalties based on a percentage of sales. SpeeDee shops that Co-Brand continue to pay royalties weekly, while Midas shops that co-brand continue to pay royalties monthly. Payments must be made via ACH debit. The royalty on most service categories is 5% of sales. An equal amount is collected for advertising and promotions, except for shops that operate in a SpeeDee DMA where standalone SpeeDee shops pay 6% of sales for advertising and promotion. In these cases the franchisee pays a 6% advertising fee. The Company, as franchisor, administers the use of franchise advertising funds.

Real estate control is required of all Co-Brand shops. The Midas lifetime warranty program is honored at all Co-Brand locations and, as with the Midas franchise agreement, the franchisee is required to maintain inventory of Midas approved parts sufficient to satisfy the needs of warranty customers. Use of the R.O. Writer shop management software system, as discussed below under “Progressive Automotive Systems and the R.O. Writer Software System,” is generally required for all Co-Brand locations.

The North American Midas System

The North American Midas system consists of 1,484 shops operated by the Company and its franchisees under the Midas brand. Midas shops provide a comprehensive array of automotive repair and maintenance services and are located in all 50 states and nine Canadian provinces. The Company’s geographic breadth results in substantial market coverage throughout North America and strong credibility for Midas’ North American lifetime warranty program.

Midas benefits from leading market positions in core retail service offerings and strong brand equity. Midas believes it is among the leaders in terms of market share in the North American automotive service industry (excluding tires, collision parts and parts for heavy duty trucks). In 2011, approximately 41% of North American retail system sales were in categories where the Company believes Midas has either the number one or number two market position as shown by its internal estimates of market share.

The Midas retail system enjoys very strong brand recognition, demonstrated by a consumer awareness rate of over 90%, and high levels of customer loyalty through its lifetime warranty program. According to MDS tracking studies, Midas is among the leading brands mentioned by consumers when considering an automotive repair provider.

Midas shops historically operated as under-car specialists. From its inception in 1956 through 1959, the Midas retail system focused exclusively on replacement of exhaust systems. On a national basis, Midas added shock replacement in 1960, brake repair in 1979 and alignment in 1988. MDS estimates that the potential market for these core offerings is only 13% of the approximately $174 billion U.S. automotive aftermarket parts and services industry.

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

In response to these trends, the Midas retail system began to broaden its service menu in 1999, with the purpose of transforming itself from an under-car specialist to a full-service automotive repair and maintenance provider, leveraging the strong brand name and nationwide presence of the Midas system. Beginning in 2000, Midas implemented a New Midas strategy, which included the rollout of new service categories and a renewed focus on customer service. Under the New Midas strategy, the Midas system expanded its retail offerings to include general repair, heat exchange products and climate control services. These New Midas categories more than doubled the size of Midas’ addressable market. Today, most Midas shops offer exhaust, brake, suspension, air conditioning, tires, batteries and a wide variety of other routine maintenance services. Since 1997, U.S. exhaust sales at Midas retail shops have declined at an annual rate of 7.8% on a same-store basis, but this deterioration has been offset by the expansion of Midas’ service offerings into the New Midas categories. Currently, New Midas services account for approximately 48% of system-wide retail sales. The Company continues to expand Midas shop service offerings as it repositions the Midas brand as a source for total car care.

The following table compares the current U.S. Midas retail service mix with last year, five years ago and 20 years ago.

Trend in U.S. Midas Retail Service Mix

	2011	2010	2006	1991
Exhaust	11%	11%	14%	43%
Brakes	30%	32%	40%	40%
Suspension, shocks and struts	11%	10%	8%	14%
New Midas categories	48%	47%	38%	3%

The broadening of Midas system retail service offerings has generally offset the deterioration in the exhaust replacement market. As a result, the average sales of a Midas shop have risen over the past five years. The average U.S shop sales were approximately $675,000 in 2011 and $638,000 in 2006. The Company believes that the Midas system has the potential for substantial growth in retail sales.

Midas shops are generally located in free-standing buildings in high traffic areas with good visibility and easy access to major roadways. The Company believes that its portfolio of Midas real estate locations built over the past 55 years could not be easily replicated. Given the limited number of desirable repair shop locations and impediments to opening repair shops resulting from zoning and building code restrictions, as well as landlord and developer requirements, entry into the automobile repair market on a large-scale basis is difficult.

The Company supports the Midas retail network with an annual advertising program that is one of the largest in the automotive aftermarket repair business. North American Midas franchisees pay the Company monthly royalties of approximately 10% of retail sales. MDS is obligated to spend an amount equal to one-half of the royalty payments received from Midas franchisees for advertising placed during the calendar year in which the royalties are received or during the following calendar year. In addition, the Company incurs supplemental advertising costs, primarily related to its company-operated shops, which are included in selling, general and administrative expenses. In fiscal 2011, total Midas advertising spending in North America was approximately $54.8 million.

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

Franchised Midas Shops

As of December 31, 2011, there were 1,406 North American franchised shops, which were located in all 50 U.S. states and nine Canadian provinces. Approximately 637 franchisees operate these shops, with only one franchisee having more than 38 shops. Approximately 70% of the franchised shops are owned and operated by franchisees with five or fewer shop locations. Approximately 29% of Midas franchised locations are owned by single shop operators.

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

Midas supports the U.S. franchise network with four regional managers, 14 franchise business managers and 20 shop operations managers. Franchise business managers each manage approximately 39 franchisees and focus on business consulting, compliance and franchise matters. Shop operations managers assist franchisees and shop managers with operations execution and support Midas’ on-site training efforts for both new and existing franchisees.

In Canada, Midas supports the Canadian franchisee network with a general manager, three district managers, one franchise business manager, and one shop operations manager.

A typical franchised Midas shop is approximately 4,000 square feet and has six service bays. In 2011, the average U.S. franchised shop had sales of $672,000, while the average Canadian franchised shop had sales of C$849,000.

The International Midas Dealers Association (the “IMDA”) is an independent association of Midas franchisees. Approximately 45% of the Midas franchised locations in North America have membership in the IMDA. Midas’ management communicates on a regular basis with IMDA representatives and various IMDA committees to solicit franchisee input on various matters affecting the Midas system.

Company-Operated Midas Shops

The Company believes that owning and operating some Midas shops is an important element of a successful franchise system. Such ownership allows for the orderly transition of franchises, provides a valuable test-

marketing platform for the rollout of new products and services, enables the Company to upgrade underperforming locations and helps to accelerate the successful transition of the entire Midas system to the new business model. Upon acquisition of a shop, the Company typically upgrades shop equipment, expands the services offered, installs new point-of-sale software, updates the shop to the new Midas image, upgrades the quality of technicians, and enhances local marketing efforts.

During fiscal 2011, the Company acquired or opened three Midas company-operated shops, re-franchised 25 shops and closed one shop. As of December 31, 2011, the Company owned and operated 78 Midas shops in 10 U.S. states and Canada, with the largest concentrations in California (23 shops), Florida (16 shops), Illinois (8 shops), New Jersey (6 shops), Pennsylvania (5 shops) and Indiana (5 shops), many of which are currently targeted for refranchising in 2012.

Going forward, the Company intends to reduce the number of company-operated Midas shop locations through re-franchising. However, from time-to-time, to protect its market position, Midas may acquire additional North American Midas shops.

The typical company-operated Midas shop is staffed with a manager, an assistant manager or shop foreman, and three to four automotive service technicians. The Midas company-operated shop business is managed by a vice president/general manager, three regional operations managers and 14 market managers.

The typical U.S. company-operated shop is approximately 4,000 square feet, has six service bays and generated annual revenues of approximately $724,000 in 2011.

Midas International Operations

As of December 31, 2011, there were approximately 775 Midas shops located in Europe, Australia, the Middle East, Latin America and the Caribbean. In each of these areas of the world, a master-franchisee licenses the Midas trademark from the Company (each a “licensee”), and sub-franchises the Midas brand to local franchisees. These licensees may also operate Midas shops on a company-operated basis.

In exchange for the use of the Midas trademarks, licensees are required to pay a license fee to the Company. This license fee varies by region, but is generally calculated as a percentage of Midas system-wide sales in the region. During fiscal 2011, the Company recorded revenues of approximately $4.5 million from international Midas licensees.

The Company meets periodically with its international licensees to ensure compliance with licensing agreements, communicate operating and marketing best practices and share the Company’s vision for future growth and development.

The Company continues to seek ways to leverage the value of the global Midas brand through development of additional licensee relationships throughout the world.

See Item 3 “Legal Proceedings” for a discussion of the Company’s legal proceedings with its European licensee.

For financial information about the principal geographic areas in which the Company operates, see Note 14 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

The SpeeDee System

On March 30, 2008 Midas acquired the assets of G.C. & K.B. Investments, Inc. and its affiliated entities that franchised and sub-franchised SpeeDee quick-lube and automotive maintenance shops. The purchase price was $21.0 million. As of December 31, 2011, SpeeDee had 103 shops locations in the U.S. in 10 states, and 58 shops in Mexico. Of the U.S. shop locations, six were company-operated and 16 shops were sub-franchised to a licensee who controls the franchise rights to SpeeDee locations in the New England region. The majority of SpeeDee shops are owned by single location franchisees that both own and operate their shops.

This strategic acquisition expanded the Company’s retail network in North America, leveraged the Company’s supply chain relationships and enhanced the Company’s operational capabilities within the quick-lube and maintenance categories.

The typical SpeeDee shop derives more than 50% of its sales from quick lube and fluid exchange services compared to less than 10% at Midas shops in the U.S. This service mix results in a much higher car count at the typical SpeeDee shop when compared to the typical Midas shop. An average SpeeDee shop serviced approximately 30 cars per day in 2011 as opposed to Midas shops, which serviced an average of 13 cars per day in 2011. In addition, SpeeDee services cars much earlier in their lifecycle as approximately 23% of the vehicles serviced by SpeeDee are less than four years old compared to only 15% of the vehicles serviced at the typical Midas shop.

A typical SpeeDee shop is approximately 3,000 square feet, has eight service bays and generated annual revenues of approximately $732,000 in 2011.

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

The Midas-SpeeDee Co-Brand Opportunity

The Company believes the acquisition of SpeeDee provided both the Midas and SpeeDee franchise systems with a unique opportunity for growth in the future. By combining into one location Midas’ expertise in general repairs and strong brand awareness with SpeeDee’s strength in executing quick-lube and fluid exchanges, the Company believes it can create a powerful new format focused on satisfying the needs of time-pressed consumers seeking value, excellence and a long-term auto service relationship. The Company expects that a Midas-SpeeDee Co-Brand format shop will see customers much earlier in the lifecycle of their vehicle (relative to the typical Midas shop) and will be more able to convert these vehicles into general repair customers (relative to the typical SpeeDee shop) as the vehicles age. The resulting higher unit sales volume may produce a higher return on investment for the franchisee by better leveraging shop overhead expenses.

The Company began testing this concept by co-branding four franchised SpeeDee shops in 2008 and four Midas company-operated shops in early 2009. At the end of 2011, there were 75 Co-Branded shops, including 19 SpeeDee shops that have added Midas repairs and services and 53 Midas shops that have added SpeeDee oil change services. Thus far three brand-new franchised Midas-SpeeDee shops opened in the Co-Brand format, including one in Texas in late 2011.

During fiscal 2011, the comparable shop sales increase for SpeeDee franchised shops that have converted to the Co-Brand format was 2.3%, while the comparable shop sales increase for Midas franchised shops that have converted to the Co-Brand format was 14.5%. These comparable shop sales increases include the 29 shops co-branded in 2011 along with the 46 shops co-branded during the period 2008 through 2010. While most of the SpeeDee Co-Brand conversion activity is complete due to overlapping trade areas with existing Midas shops, the Midas Co-Brand conversion activity has only just begun as Midas franchisees operate just 23 Co-Branded shops as of the end of 2011. The Company expects to increase the Co-Brand shop count by 100 in 2012 and most of those will be the result of Midas franchisees converting shops to the Co-Brand format.

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

The agreements with Midas Realty remain in effect throughout the term of the related Franchise Agreement. In the instance when Midas Realty owns the real estate or has the primary lease on a Midas shop, the franchisee is required to lease or sublease the Midas shop from Midas Realty. If the franchisee owns the real estate, the franchisee is required to provide Midas Realty with real estate control through one of two alternative means. The first alternative provides for the lease of the premises from the franchisee to Midas Realty, and Midas Realty in turn leases the premises back to the franchisee. So long as the franchisee continues to be both the landowner and the franchisee of that shop, no rent is exchanged between the franchisee and Midas Realty. If the real estate is sold to a third party or if the franchised Midas shop is sold to a new franchisee to whom the sublease is assigned, Midas Realty will then collect rent from the new franchisee and pay rent to the landowner. Under the second alternative, the franchisee enters into a conditional option to lease with Midas Realty that grants Midas Realty the option to lease the premises in the event that the related Franchise Agreement is terminated. If the franchisee leases the real estate upon which the Midas shop is located from a third party, MDS requires that the franchisee grant to Midas Realty a conditional assignment of the lease to take effect upon the termination of the related Franchise Agreement.

As of December 31, 2011, Midas Realty owned 206 retail Midas locations, leased 476 Midas locations and used other forms of real estate control over an additional 656 Midas locations. This approach provides effective control over 1,338 of the 1,484 Midas shops in North America, or approximately 90.2%. See Note 8 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

SpeeDee Worldwide Realty Corporation (“SpeeDee Realty”), also a wholly-owned subsidiary of MDS, leases real estate that is subleased to SpeeDee franchisees. SpeeDee Realty does not own any real estate. SpeeDee Realty uses the same forms of real estate control documents that are used by Midas Realty to ensure its ability to take possession of the real estate used by SpeeDee shops in the event a franchisee is terminated by the Company. As of December 31, 2011, SpeeDee Realty leased 11 SpeeDee locations and used other forms of real estate control over an additional 32 SpeeDee locations.

The Company believes that its portfolio of real estate locations built over the past 55 years could not be easily replicated. Given the limited number of desirable repair shop locations and impediments to opening repair shops resulting from zoning and building code restrictions, as well as landlord and developer requirements, entry into the automobile repair market on a large-scale basis is difficult.

In connection with its review of strategic alternatives, the Company engaged an independent third-party appraisal firm to appraise its portfolio of 206 MDS owned retail locations and 2 land parcels. The aggregate appraised value was $104.9 million, or an average of approximately $510,000 each.

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

Under the current supply chain business model, the Company establishes relationships with large vendors of automotive replacement parts and arranges for the distribution of these products directly to Midas and SpeeDee shops. MDS estimates that approximately 55% of Midas shops’ parts sourcing needs are addressed through the Company’s relationships with major full-line automotive replacement parts suppliers such as the National Automotive Parts Association (“NAPA”), Uni-Select Inc., and CarQuest Corporation. These vendors provide franchisees with weekly delivery of replacement parts to retail shops, as well as access to just-in-time parts delivery through a broad network of quick-delivery parts distribution sites across North America. The Company believes its supply agreements with these suppliers enable Midas and SpeeDee franchisees to purchase high quality replacement auto parts at favorable pricing.

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

Progressive Automotive Systems and the R.O. Writer Software System

In January 2001, the Company acquired the assets of Progressive Automotive Systems, a provider of automotive industry shop management software sold under the name R.O. Writer. The software is specifically designed to meet the needs of the auto repair industry, and MDS continues to develop and enhance the system. The Company believes this software helps to promote operational consistency and excellence throughout the Midas system. As of December 31, 2011, the R.O. Writer system was installed in approximately 947 Midas shops, comprising approximately 64% of Midas system locations throughout North America. Additionally, the system has been installed in several thousand non-Midas auto service shops in the United States.

Proprietary Information

MDS holds various patents, trademarks, trade names and copyrights, none of which, other than the Midas and SpeeDee names, is considered by MDS to be material to its financial condition and results of operations. MDS vigorously defends the Midas name throughout the world, and the name is registered as a trademark in approximately 99 countries in addition to the U.S. The SpeeDee name is registered in the U.S. and Mexico. The Company also owns certain trade secrets including price lists, training manuals and inventory systems.

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

Customers

No customer accounted for more than 10% of the Company’s total sales and revenues in fiscal 2011, 2010 or 2009.

Seasonality

As a result of changes in the Company’s business model over the past five years, the seasonality of the Company’s sales has been reduced. In fiscal 2011, 2010 and 2009 revenues by quarter were not significantly different.

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

Employees

As of December 31, 2011, MDS had approximately 765 employees including 557 in company-operated shops. None of the employees are covered by collective bargaining agreements. MDS generally considers its relationships with employees to be good. Midas and SpeeDee franchisees hire and are responsible for their own employees.

Cautionary Statements under the Private Securities Litigation Reform Act of 1995

Forward-Looking Statements

This report contains (and oral communications made by MDS may contain) forward-looking statements that may be identified by their use of words like “plans,” “expects,” “anticipates,” “intends,” “estimates,” “forecasts,” “will,” “outlook” “should” or other words of similar meaning. All statements that address the Company’s expectations or projections about the future, including statements about MDS’s strategy for growth, our proposed merger with TBC, cost reduction goals, expenditures and financial results, are forward-looking statements. Forward-looking statements are based on the Company’s estimates, assumptions and expectations of future events and are subject to a number of risks and uncertainties. MDS cannot guarantee that these estimates, assumptions and expectations are accurate or will be realized. MDS disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

Item 1A.	Risk Factors

In addition to the factors discussed elsewhere in this annual report, the following are some of the important factors that could cause the Company’s actual results to differ materially from those projected in any forward-looking statements:

Risks Related to the Proposed Merger

If a sufficient number of shares are not tendered pursuant to the pending tender offer to allow Purchaser to meet the Short Form Threshold and Purchaser is not able to utilize the Top Up for any reason to reach the Short Form Threshold, the merger may not be completed and our business could be impaired.

If Purchaser meets the Short Form Threshold, the proposed merger can be effected without a vote of our stockholders. If Purchaser satisfies the minimum condition for completion of the tender offer but does not acquire enough shares to meet the Short Form Threshold, including through the use of the Top Up and any subsequent offering period, we would be required to obtain the approval of our stockholders to consummate the merger. Although this would not prevent the merger from occurring because Purchaser would control a sufficient number of our shares to approve the merger, it would delay the completion of the merger and could create uncertainty for MDS and our business could be adversely affected. If less than the required minimum number of shares are tendered, then neither the tender offer nor the merger may be completed, which could also cause significant uncertainty for MDS and our business could be severely and adversely affected.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the merger that are different from, or are in addition to, those of MDS stockholders generally. These interests include direct or indirect ownership of MDS common stock, stock options and warrants and the potential receipt of change in control payments by certain MDS executive officers in connection with the proposed merger with TBC.

If MDS and TBC are not able to complete the pending tender offer and merger, we will likely need to pursue a different near-term strategic path for enhancing shareholder value.

Neither we nor TBC can assure you that we will successfully complete the pending tender offer and close the merger in a timely manner, or at all. The Merger Agreement is subject to customary closing conditions and is contingent upon the tender of a sufficient number of shares held by our current stockholders pursuant to the cash tender offer. If TBC and we do not close the pending tender offer and merger, our board of directors will likely need to pursue an alternative strategic path or transaction. Furthermore, attempting to complete a different strategic transaction could prove to be costly and time-consuming, and we cannot make any assurances that any future strategic transaction will occur on commercially reasonable terms or at all.

Failure to complete the pending tender offer and merger could adversely affect our stock price and our future business and operations.

The merger with TBC is subject to customary closing conditions and is contingent upon the tender of a sufficient number of shares held by our current stockholders pursuant to the cash tender offer. We cannot assure you that the merger will occur. In the event that the merger is not consummated, we will be subject to significant costs, including legal, accounting and advisory fees related to the merger, which must be paid even if the merger is not completed, and the payment of a $5.59 million or a $6.88 million termination fee under certain circumstances and the payment of up to $1.0 million in expense reimbursement to TBC under certain other circumstances. If the merger is not consummated, the market price of our common stock may decline to the extent that the current market price of our common stock reflects a positive market assumption that the merger will be completed. In addition, if the merger is not completed, we may fail to retain key employees who have sought and obtained different employment in anticipation of the merger being completed.

We are involved in litigation relating to the Merger Agreement that could divert management’s attention and harm our business.

As described in Part I, Item 3 of this report, “Legal Proceedings”, we and the individual members of our board of directors have been named as defendants in a number of lawsuits related to the Merger Agreement and the proposed merger with TBC. These suits generally allege, among other things, that the directors breached their fiduciary duties owed to MDS stockholders by approving the proposed merger for inadequate consideration, entering into the Merger Agreement containing preclusive deal protection devices, and failing to take steps to maximize the value to be paid to MDS stockholders. These suits also allege that MDS, TBC and Purchaser aided and abetted the directors’ alleged breaches of fiduciary duty in connection with MDS’ entry into the Merger Agreement. Although we believe these suits are without merit, the defense of these suits may be expensive and may divert management’s attention and resources, which could adversely affect our business.

Other Risk Factors

We are engaged in litigation that if determined adversely to us could have a material adverse effect on our business.

We are currently party to a class action lawsuit brought by Canadian franchisees that seeks approximately $168 million in damages. In addition, MDS received notice on January 3, 2012, that its European licensee, MESA S.p.A. (“MESA”), had filed suit in the Court of Appeal in Milan, Italy, claiming that MDS is in breach of the 1998 License Agreement and the separate Agreement for Strategic Alliance (the “ASA”) under which MESA operates the Midas automotive service business in Europe. MESA seeks damages for the alleged breach of up to €5.8 million, representing a portion of the license fees MESA paid to MDS for the period from June 2009 through October 2011. MESA also seeks a declaratory judgment suspending MESA’s obligation to pay 80% of its future license fee payments owed to MDS under the License Agreement. While we believe that these claims are without merit and have and will continue to vigorously defend against these claims, an adverse determination in any of these proceedings could have a material adverse effect on our business. For a further description of these lawsuits, see Item 3 “Legal Proceedings”.

Virtually all of our revenues outside of North America are derived from the license fees of one licensee and this licensee has brought legal proceedings seeking to reduce the license fees and has ceased paying 80% of such license fees. The loss or continued reduction of these fees would have a material adverse effect on our net income.

Virtually all of our revenues outside of North America are derived from MESA. MDS received notice on January 3, 2012, that MESA had filed suit in the Court of Appeal in Milan, Italy, claiming that MDS is in breach of the License Agreement and the ASA. The complaint alleges that MDS is in breach of these agreements due to, among other things, MDS’ alleged failure to cooperate with MESA to improve the Midas System. MESA seeks damages for the alleged breach of up to €5.8 million, representing a portion of the license fees MESA paid to MDS for the period from June 2009 through October 2011. MESA also seeks a declaratory judgment suspending MESA’s obligation to pay 80% of its future License fee payments owed to MDS under the License Agreement. Following this filing, MESA withheld 80% of its license fees due in January and February 2012. As a result, MDS has filed a complaint in the Circuit Court of Cook County (Chicago), Illinois, against MESA, claiming breach of contract and seeking a declaratory judgment requiring MESA to continue to pay the full amount of its license fees to Midas.

MESA’s continued failure to pay the license fees owed under the License Agreement would have a material adverse effect on our net income. In fiscal 2011, MDS recorded $4.3 million in international license fee revenue under the License Agreement. This amount represented 2.2% of consolidated revenue and 25.7% of operating income. This license fee is paid in Euros and varies based upon a percentage of retail sales.

See Item 3 “Legal Proceedings” for a further discussion of these lawsuits and the previous arbitration.

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

In addition, we are in the process of implementing a new Midas-SpeeDee Co-Brand business model. This program combines the Midas and SpeeDee franchise operations into one location. We believe that this business model could provide us with a platform for growth of sales at existing Midas and SpeeDee locations as well as future unit growth in North America. The sales results at the 75 shops that have Co-Branded so far have been encouraging and the Company is now making this program available to all qualified Midas and SpeeDee locations. However, we cannot assure shareholders that the co-brand business model will succeed at driving sales or profitability for the Company or its franchisees. Furthermore, we cannot assure shareholders that franchisees would be willing or able to make a transition to the new concept on a broad scale. Finally, due to issues related to location overlap, certain SpeeDee and Midas shop locations would not be allowed to make the transition even if the franchisees wanted and were able to do so.

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

Most new franchisees finance a significant portion of their shop investment with debt. A further reduction in the availability of business credit may hinder our ability to sell new franchises, as well as the ability of our selling franchisees to find capable buyers. In addition, our franchise systems are comprised of franchisees who are small business operators that rely upon credit to fund their operations. When the availability of credit is reduced, it can harm the ability of our franchisees to fund their operations. As a consequence, franchisees can fail and go out of business or become delinquent in making payments, including payments due to the franchisor.

We are a leveraged company that utilizes debt to fund our business.

We currently have substantial debt on our balance sheet. The financing provided to us is subject to covenants that require us to maintain a certain net worth and maintain compliance with certain leverage ratios. If we do not perform in accordance with these covenants, the financial institutions providing the funds have the option to withdraw their funding support. The accrual of the $25.5 million European arbitration award in 2010 caused us to be in violation of certain financial covenants as of January 1, 2011. While our lenders have waived this violation and have modified our future covenant requirements, we cannot assure shareholders that we will remain in compliance with our debt covenants in the future. The payment of the arbitration award increased our debt by $22.4 million, thereby causing an increase in interest expense. In addition, our current financing agreement expires on October 27, 2013. While we believe we have excellent relations with our banks, we cannot assure shareholders that we will be able to refinance our existing credit facility upon its expiration in fiscal 2013, nor can we give any assurances to shareholders that the terms of any new financing arrangement will be favorable to the Company.

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

While the number of automobiles registered in the U.S. has historically increased over time, a sustained reduction in the number of miles driven by automobile owners would adversely affect the demand for our products and services. For example, when the retail cost of gasoline increases or the economy enters a severe recession, the number of miles driven by automobile owners typically decreases, which historically has resulted in less frequent service intervals and fewer repairs. In the U.S., in 2008 we experienced the largest one-year drop in miles driven since World War II and we believe that this trend negatively impacted the Company’s overall financial performance in the subsequent three years.

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

National automotive repair chains, including Midas, have been the subject of investigations and reports by consumer protection agencies and the Attorneys General of various states. Negative publicity in connection with such investigations could have an adverse effect on the financial condition and results of operations of our company. In addition, state and local governments have enacted numerous consumer protection laws and the failure to comply with these laws would have a material adverse effect on our financial condition and results of operations.

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

Significant changes in the market value of our defined benefit plan assets or interest rates could have a material adverse effect on our financial condition and results of operations.

We have a defined benefit plan that we offer to individuals employed by MDS. The assets in the plan are invested in a combination of equities, bonds and cash in order to fund ongoing plan obligations and ensure the future funded status of the plan. Historically, our defined benefit plan had been well-funded and we did not have to make any material contributions to fund the plan. As a result of the significant downturn in the U.S. stock market in 2008, and despite the recovery in the U.S. Stock market in the past three years, the plan is currently underfunded. The continuing low interest rate environment is also contributing to plan underfunding as the discount rate used to calculate the projected benefit obligation has declined from 6.25% at the end of 2007 to 4.625% at the end of 2011. Consequently, our pension expense has substantially increased in the past three years and it is projected to remain elevated for the next several years. We are obligated to make substantial cash contributions to fund the plan in order to remain in compliance with certain U.S. Government rules and guidelines. Cash contributions of $3.1 million and $1.4 million were made to the plan in fiscal 2011 and 2010, respectively, and the Company expects to make additional cash contributions of $4.7 million in fiscal 2012.

Further significant changes in the value of plan assets or a further reduction in discount rates could affect the amount and timing of incremental income statement expense for the Company and could result in changes to our projected incremental cash contributions to the plan in current and future years. The U.S. Government establishes rules that govern the funding requirements of such plans and we comply with these rules. We cannot project the future funded status of our plan nor can we project the future funding requirements of the plan that would result from changes in the funded status or changes in government rules regarding required funding.

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

We rely heavily on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business.

Our information systems are fully integrated into our operations, including: electronic communications and data transfer protocols with franchised and company-owned shops, vendors, data storage and financial and operational reporting. To the extent our systems are subject to intentional attacks or unintentional events that allow unauthorized access that disrupts our systems, our business could be significantly disrupted and could potentially have a negative impact on our results of operations and financial condition.

Our results of operations may be adversely affected by acts of war or terrorism

War or terrorist activities or the threat of them may increase our cost of doing business or otherwise impact our financial performance.

Item 1B.	Unresolved Staff Comments

The Company has no unresolved Staff Comments.

Item 2.	Properties

MDS owns and leases real estate in various communities throughout North America that it uses for company-operated shops or leases and sub-leases to Midas and SpeeDee franchisees. As of December 31, 2011, Midas Realty owned 206 retail Midas locations, leased 476 Midas locations and used other forms of real estate control over an additional 656 Midas locations. This approach provides effective control over 1,338 of the 1,484 Midas shops in North America, or approximately 90.2%.

As of December 1, 2011, SpeeDee Realty leased 11 SpeeDee locations in the United States and used other forms of real estate control over an additional 32 SpeeDee locations.

MDS also owns two vacant parcels of land.

MDS leases approximately 62,000 square feet of office space in Itasca, Illinois, where its corporate headquarters is located. This lease runs through January 2019. In addition, the Company leases two small office facilities, one in Louisiana and one in California, in connection with the management of the SpeeDee franchise system.

Item 3.	Legal Proceedings

California Class Action

A purported class action lawsuit was filed in the Superior Court of California for the County of Los Angeles in June 2006 that alleged that certain franchised California Midas shops intentionally issued invoices to certain brake customers that incorrectly indicated that the customers had received Midas-branded brake products when, in fact, they had received inferior non-Midas brake products. The plaintiffs sought unspecified damages. MDS had successfully challenged the legal sufficiency of the plaintiffs’ claims by getting the plaintiffs’ third amended complaint dismissed in February 2009. The plaintiffs then filed a fourth amended complaint in March of 2009. In December 2011, the Court denied class certification on numerous grounds. If plaintiffs appeal the denial of class certification, Midas intends to vigorously defend the appeal.

Canadian Franchise Class Action

A class action lawsuit was filed against the Company in the Ontario Superior Court of Justice by two Canadian Midas franchisees on May 31, 2007. The plaintiffs alleged various violations of the Midas Franchise and Trademark Agreement and applicable law and sought class certification and monetary damages of approximately $168 million. Specifically, the plaintiffs allege that the Company breached its duty of good faith and fair dealing by terminating its supply system and replacing it with an agreement with Uni-Select, including, without limitation, by (i) retaining the full 10% royalty paid by franchisees after the Company ceased to sell products to class members, (ii) receiving rebates from suppliers on account of plaintiffs’ purchases of products, and (iii) funding its warranty program with such rebates. The class certification hearing took place in February 2009 and the court released its certification ruling on March 26, 2009. Of the many claims asserted by the plaintiff, the only claim for which class certification was granted was the issue of whether Midas Canada breached its common law and statutory duties of good faith and fair dealing when it implemented its new supply chain program in 2003. All other causes of action were rejected by the court. The Company is currently in the process of compiling historical documents as a result of the plaintiffs’ discovery request. The Company continues to believe this lawsuit is without merit.

MESA S.p.A. Suit in Milan, Italty

MDS received notice on January 3, 2012, that MESA S.p.A. (“MESA” the Italian company that operates the Midas system in Europe and South America) filed suit in the Court of Appeal in Milan, Italy, claiming that MDS is in breach of the 1998 License Agreement and the separate Agreement for Strategic Alliance (“ASA”). The complaint alleges that MDS is in breach of these agreements due to, among other things, MDS’ alleged failure to cooperate with MESA to improve the Midas System in Europe. MESA seeks damages for the alleged breach of up to €5.8 million, representing a portion of the license fees MESA paid to MDS for the period from June 2009 through October 2011. MESA also seeks a declaratory judgment suspending MESA’s obligation to pay 80% of its future license fees owed to MDS under the License Agreement. Following this filing, MESA withheld 80% of its license fees due in January and February 2012. As a result, Midas has filed a complaint in the Circuit Court of Cook County (Chicago), Illinois, against MESA, claiming breach of contract and seeking a declaratory judgment requiring MESA to continue to pay the full amount of its license fees to MDS. The Company continues to believe that this lawsuit by MESA is without merit and is pursuing a vigorous defense, as well as payment of the unpaid portion of the license fees.

MESA previously initiated an arbitration proceeding against Midas in June 2009 alleging that the Company had breached its obligations under the ASA to cooperate in good faith to develop the Midas System in Europe and South America. MESA sought significant damages and asked the arbitral tribunal to require the Company to renegotiate the terms of the ASA and the License Agreement or to cancel those agreements due to the alleged breach by the Company and require the Company to indemnify MESA and Mobivia Groupe S.A. (“Mobivia”, previously known as Norauto, a French company that acquired MESA from the Fiat Group in October 2004) for any losses resulting from the termination of those agreements. The arbitral tribunal issued its ruling on March 3, 2011. Midas prevailed in its defense of the vast majority of claims but the tribunal awarded MESA €17.45 million (approximately US $23.4 million) plus interest of five percent from June 12, 2009 (approximately $2.1 million through the ruling date), in connection with MESA’s claim that Midas failed to cooperate in the improvement of the IT systems in the European operations. The arbitral tribunal declined to make any rulings in respect of the License Agreement, due to its finding that it did not have the jurisdiction to do so. The License Agreement between Midas and MESA therefore continues in full force and effect. License fees are payable under the terms of the License Agreement which continues through 2028 and provides for additional 30 year extensions.

Merger Agreement Class Action

On March 15, 2012, a purported shareholder class action lawsuit was filed in the Circuit Court of DuPage County, Illinois naming MDS, MDS’ directors, TBC Corporation and Gearshift Merger Corp. as defendants. The suit alleges, among other things, MDS’ directors breached their fiduciary duties and MDS, TBC Corporation and Gearshift Merger Corp. aided and abetted the directors’ alleged breaches of fiduciary duty in connection with MDS’ entry into the Merger Agreement. The plaintiffs seek to enjoin the transactions contemplated by the Merger Agreement and unspecified damages. The Company believes this lawsuit is without merit and intends to pursue a vigorous defense.

On March 20, 2012, a purported shareholder class action lawsuit was filed in the Court of Chancery of the state of Delaware naming MDS, MDS’ directors, TBC Corporation and Gearshift Merger Corp. as defendants. The suit alleges, among other things, MDS’ directors breached their fiduciary duties and TBC Corporation and Gearshift Merger Corp. aided and abetted the directors’ alleged breaches of fiduciary duty in connection with MDS’ entry into the Merger Agreement. The plaintiffs seek to enjoin the transactions contemplated by the Merger Agreement and unspecified damages. The Company believes this lawsuit is without merit and intends to pursue a vigorous defense.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is listed on the New York Stock Exchange under the symbol “MDS”. As of December 31, 2011, there were 3,817 holders of record of the Common Stock. Information about the high and low prices of MDS Common Stock is shown below.

	High	Low
Fiscal 2011
1st Quarter	$9.46	$6.87
2nd Quarter	7.92	5.71
3rd Quarter	8.60	5.08
4th Quarter	9.50	7.44
Fiscal 2010
1st Quarter	$11.50	$7.90
2nd Quarter	12.50	7.13
3rd Quarter	9.17	6.29
4th Quarter	9.77	6.86

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

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 2011: (October 2, 2011 through October 29, 2011)	—	—	—	$34,347,399
November 2011: (October 30, 2011 through November 26, 2011)	—	—	—	$34,347,399
December 2011: (November 27, 2011 through December 31, 2011)	—	—	—	$34,347,399

Total	—	—	—

(1)	Includes shares surrendered to cover the withholding taxes upon the vesting of restricted stock. In the fourth fiscal quarter of 2011, no shares were surrendered in lieu of taxes and, for the full year 2011, a total of 14,216 shares were surrendered in lieu of taxes.
(2)	On November 9, 2004, the Company announced that the Board of Directors had authorized a share repurchase of up to $25 million in MDS stock. On May 9, 2006, the MDS Board of Directors authorized a $25 million increase in the share repurchase program, and on May 8, 2007, the Board authorized an additional $50 million increase. As of December 31, 2011, a total of approximately 3,248,100 shares had been repurchased under this plan since its inception. The average price of shares repurchased under the plan was approximately $20.21. This program has been suspended.

Performance Graph

The following performance graph compares the Company’s cumulative total shareholder return on Common Stock from December 30, 2006 to December 31, 2011 with the cumulative total return during the same periods of S&P 500 Index and Standard & Poor’s 600 Specialty Stores (the “peer group”), neither of which includes MDS. These comparisons assume an initial investment of $100 and the reinvestment of dividends.

Company / Index	12/30/06	12/29/07	01/03/09	01/02/10	01/01/11	12/31/11
Midas, Inc.	100	64	46	37	35	37
S&P 500 Index	100	106	69	84	97	99
S&P 600 Specialty Stores	100	69	47	80	120	105

Item 6.	Selected Financial Data

The following table presents selected historical financial information of MDS. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements of MDS and the notes thereto. The operating results data set forth below for fiscal years 2011, 2010 and 2009 and the balance sheet data as of the end of fiscal 2011 and 2010 are derived from, and are qualified by reference to, the audited financial statements of MDS included herein, and should be read in conjunction with those financial statements and the notes thereto. The operating results data for fiscal years 2008 and 2007 and the balance sheet data as of the end of fiscal 2009, 2008 and 2007 are derived from audited financial statements of MDS not included herein.

Fiscal Year (in millions except per share data)	2011	2010	2009	2008	2007
Operating results data:
Sales and revenues (a)	$183.6	$192.4	$182.8	$187.4	$178.2
European arbitration award (b)	00.0	25.5	00.0	00.0	00.0
Strategic review expenses (c)	3.2	0.0	0.0	0.0	0.0
Business transformation charges (d)	0.0	0.0	3.2	1.6	3.7
Operating income (loss) (e)	16.7	(9.0)	14.2	21.3	32.1
Income (loss) before income taxes	7.4	(18.0)	6.3	13.0	23.4
Net income (loss)	4.0	(13.4)	2.6	7.8	13.0
Earnings (loss) per share—diluted	$0.28	$(0.97)	$0.19	$0.56	$0.89

Balance sheet data:
Total assets	$215.8	$229.7	$228.6	$235.4	$215.6
Obligations under capital leases and long-term debt	74.0	64.3	73.8	85.8	79.1
Finance lease obligations	29.1	30.5	31.7	32.8	34.0
Accrued European arbitration award (b)	00.0	25.5	00.0	00.0	00.0
Total shareholders’ equity	16.2	17.2	29.3	19.6	25.1

(a)	On March 30, 2008 Midas acquired the assets of G.C. & K.B. Investments, Inc. and its affiliated entities that franchise or sub-franchise SpeeDee quick-lube and automotive maintenance shops. During fiscal 2011, 2010 and 2009, SpeeDee generated revenue of approximately $6.6 million, $6.6 million and $5.1 million respectively.
(b)	On March 3, 2011, an arbitral tribunal issued a judgment against the Company awarding damages of $25.5 million to MESA, an Italian company that operates the Midas system in Europe under a License Agreement and an Agreement of Strategic Alliance. See Note 12 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(c)	On August 11, 2011, the Company announced that its Board of Directors had retained J. P. Morgan Securities to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value. Strategic review expenses in 2011 are described in Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(d)	In 2005, MDS began a process to exit exhaust manufacturing and distribution and to rationalize the company-operated shops operation. These and other actions led to business transformation charges for 2006 through 2009. Business transformation costs for fiscal year 2009 are described in Note 18 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.
(e)	In 2011, 2010 and 2009, the Company recorded favorable pre-tax adjustments to its estimated warranty liability of $1.2 million, $0.3 million and $0.6 million respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Agreement and Plan of Merger

On August 11, 2011, the Company announced that its Board of Directors had retained J.P. Morgan Securities to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value. The Company said that strategic and financial alternatives may include, but are not limited to, a possible sale, merger or other business combination.

As described in Part I, Item 1 of this report, on March 12, 2012, we entered into the Merger Agreement with TBC and its wholly owned subsidiary. Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, TBC and its subsidiary have commenced a cash tender offer to acquire all of the outstanding shares of our common stock at a price of $11.50 per share in cash. TBC is a subsidiary of Sumitomo Corporation of America.

If the tender offer is completed, then, subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of MDS, TBC’s subsidiary will merge with and into MDS, with MDS surviving as a wholly owned subsidiary of TBC.

Ongoing Business Activities

The following table presents, for the fiscal periods indicated, selected financial information as a percentage of total sales and revenues.

	Percentage of Sales and Revenues
Fiscal Year	2011	2010	2009
Franchise royalties and license fees	29.5%	27.6%	29.3%
Real estate revenues from franchised shops	17.7	16.5	17.8
Company-operated shop retail sales	36.6	40.3	35.8
Replacement part sales and product royalties	11.6	11.9	13.8
Warranty fee revenue	1.0	0.6	0.3
Software sales and maintenance revenue	3.6	3.1	3.0

Sales and revenues	100.0	100.0	100.0
Franchised shops—occupancy expenses	12.7	11.7	12.4
Company-operated shop parts cost of sales	9.7	11.6	10.0
Company-operated shop payroll and employee benefits	15.3	17.2	15.4
Company-operated shop occupancy and other operating expenses	11.8	13.3	12.0
Replacement part cost of sales	10.7	10.9	12.5
Warranty expense	0.4	0.5	0.1
Selling, general, and administrative expenses	27.7	26.2	28.0
Strategic review expenses	1.7	0.0	0.0
Asset impairment charge	0.3	0.0	0.0
European arbitration award	0.0	13.3	0.0
Loss on sale of assets, net	0.6	0.0	0.1
Business transformation charges	0.0	0.0	1.8

Total operating costs and expenses	90.9	104.7	92.3

Operating income (loss)	9.1	(4.7)	7.7
Interest expense	(4.5)	(4.8)	(4.5)
Other income (expense), net	(0.6)	0.1	0.2

Income (loss) before income taxes	4.0	(9.4)	3.4
Income tax expense (benefit)	1.8	(2.4)	2.0

Net income (loss)	2.2%	(7.0)%	1.4%

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

Refranchising Company-Operated Shops

While many of the company-operated shops are profitable, the company-operated shop business has historically been unprofitable as a whole. This is because the Company has historically acquired unprofitable shops from certain multi-shop franchisees in order to protect its markets. For example, the Company acquired 22 shops in Northern California from a financially and operationally troubled franchisee in January 2010. The Company acquired the shops in conjunction with a settlement between the franchisee and the California Attorney General and the California Bureau of Automotive Repair. These Northern California shops generated an operating loss of approximately $0.9 million in fiscal 2011. The refranchising of company-operated shops, particularly those that are unprofitable, benefits the Company in a number of ways. First, the operating losses and capital investment requirements of the shops are replaced by royalty revenue that has minimal associated costs and capital investment. Second, the operational risks associated with running a shop on a day-to-day basis are no longer borne by the Company. Third, the Company is able to reduce corporate overhead in its company-operated shop business and in back-office support functions.

As of December 31, 2011, MDS operated 84 company-operated Midas, SpeeDee and Midas-SpeeDee Co-Branded shops. Many of these shops are currently targeted for refranchising. During fiscal 2011, the Company refranchised 26 company-operated shops, acquired one shop from a Midas franchisee, reopened three previously closed shops and closed one shop. The Company expects to refranchise additional shops during 2012.

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

The benefits of transitioning Midas shops to new franchisees can be seen in the performance of these shops. Sales at shops within the first year after transition have historically far outperformed the sales performance of the broader Midas system. In some cases, the improvement is dramatic with sales rising by more than 100%. The Company works to accelerate the number of transitions each year and thereby increase the capacity of the Midas system as a whole to adapt to and succeed in the current business environment. Additionally, the Company is working to increase the number of single-shop, owner-operator franchisees. As of January 1, 2011, approximately 29% of shops in the Midas system were owned by single-shop franchisees compared to 22% in 2005. MDS management strongly believes the automotive service business is often best managed by single-shop owners who work the business on a daily basis.

In addition to transitions, the Company believes that the reopening of previously-operated Midas shops (i.e., “available shop inventory”) and matching prospective franchisees with sellers of competing automotive repair centers both provide a significant opportunity to grow the North American franchise system.

As of December 31, 2011, the Company’s available shop inventory consisted of 64 shops, including 16 that are owned by the Company and 48 that are leased from third parties. During 2011, the Company collected an average annual rent of approximately $63,000 from the locations it leased to franchisees and collected an average of approximately $32,000 in royalties from each Midas shop in North America. Therefore, the reopening of these previously operated shops has the potential of adding significant revenues and operating profits in the future. The annual base rent obligation on the 48 shops that are leased from third parties is approximately $2.4 million. In addition to franchising these locations, the Company is also working to sell or sublease certain of these shop properties as a means for improving the Company’s real estate profitability.

In March 2011, the Company completed the identification of nearly 600 trade areas in North America eligible for expansion for the Midas or Midas-SpeeDee Co-Brand formats. The Company is targeting growth in these areas through de novo development and reopening of existing closed repair facilities. In addition, the Company believes that the acquisition of existing automotive repair shops, as well as the conversion of independent repair facilities to the Midas, SpeeDee or Co-Brand formats, in these trade areas is the most efficient way to grow the MDS system. Furthermore, the Company believes that the current economic environment will result in an increase in acquisition and conversion opportunities, as competitors struggle to remain viable and aging independent operators seek an exit strategy.

In connection with the Company’s new development trade area work, the pipeline of new shops in development has been an area of major focus. At the close of fiscal 2010, the Company had only six new shop locations either scheduled to open or with franchisee candidates conducting active site searches. That number had grown to 21 shop locations by the end of fiscal 2011. The Company expects to continue to build its pipeline of active new site searches during 2012 and has a target of 25 new shop openings in 2012 and 40 per year thereafter.

Growing Comparable Shop Sales

The Company believes that the key to growing sales in the Midas system in North America is to grow average daily car count by focusing on those services that are most critical to the regular maintenance of vehicles; namely, oil and other fluid exchanges, brake replacement and tire replacement. These services are required of all vehicles at periodic intervals and management believes future success in automotive service requires that a service provider possess expertise, credibility and top-of-mind consumer awareness in all three categories.

As a result, in 2009, the Company changed its promotional advertising strategy in the U.S. from national television advertising to a more locally-focused advertising approach featuring value-priced oil changes. We believe this change has had a significant impact on average daily car count per shop, as car count grew by 12% in fiscal 2009, 10% in fiscal 2010 and 2% in fiscal 2011. Daily car count growth slowed in 2011 as franchisees reduced their offering of value-priced oil changes as a means to grow profits. However, having seen the impact on car count, franchisees once again plan to promote value-priced oil changes in 2012. The Company believes that this value-priced, locally-focused oil change advertising strategy will provide an opportunity to form broader, longer-term relationships with these new customers for brake repairs, factory scheduled maintenance and major repairs.

Comparable shop sales of oil changes in North America have increased in each of the past three years including growth of 27% in 2009, 16% in 2010 and 5% in 2011. However, revenues from this category still represent less than 10% of U.S. Midas system sales, and the typical Midas shop performs approximately eight oil changes per day. While oil change revenue and car count have been growing over the past several years, management believes the Midas system has the capacity to significantly increase that number.

With respect to growing brake sales, the Company has been and continues to deliver training that is focused on establishing greater operating uniformity throughout the Midas system, including phone handling, customer interaction, product stocking and the brake inspection process, as well as the customer follow-up process. While comparable shop brake sales were down across the Midas system in 2011, the execution of this strategy resulted in a 5% comparable shop brake sales increase in company-operated shops during 2011.

The Company also continues to believe that the sales of tires and related tire services represent a significant opportunity for sales growth at Midas. Comparable shop sales of tires and related tire services in the U.S. increased significantly in each of the prior five years and were up over 2% in fiscal 2011.

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

The Company began testing this concept by co-branding four franchised SpeeDee shops in late 2008 and four Midas company-operated shops in early 2009. At the end of 2011, there were 75 co-branded shops, including 19 SpeeDee shops that have added Midas repairs and services and 53 Midas shops that have added SpeeDee oil change services. Thus far three brand-new franchised Midas-SpeeDee shops opened in the Co-Brand format, including one in Texas in late 2011.

During fiscal 2011, the comparable shop sales increase for SpeeDee franchised shops that have converted to the Co-Brand format was 2.3%, while the comparable shop sales increase for Midas franchised shops that have converted to the Co-Brand format was 14.5%. These comparable shop sales increases include the 29 shops co-branded in 2011 along with the 46 shops co-branded during the period 2008 through 2010. While most of the SpeeDee Co-Brand conversion activity is complete due to overlapping trade areas with existing Midas shops, the Midas Co-Brand conversion activity has only just begun as Midas franchisees operate just 23 Co-Branded shops as of the end of fiscal 2011. With so few franchised shops Co-Branded, the results have not yet meaningfully impacted sales for the overall Midas system. However, the sales results have encouraged numerous Midas franchisees to explore conversion to the Co-Brand format and as such the Company expects significant growth in the number of Midas franchised shops converting to the Co-Brand format in the coming years. The Company expects to increase the Co-Brand shop count by 100 in 2012 and most of those will be the result of Midas franchisees converting shops to the Co-Brand format.

MDS management believes that while the current economic environment, and the need to develop stronger customer relationships and improve operations execution, pose significant challenges for automotive aftermarket service providers, the potential to succeed is significant for those automotive service providers that are willing and able to adapt.

Fiscal Reporting Periods

Fiscal 2011, 2010 and 2009 were each comprised of 52 weeks.

Results of Operations—Fiscal 2011 Compared to Fiscal 2010

Total sales and revenues for fiscal 2011 decreased $8.8 million, or 4.6%, from fiscal 2010. Within the retail auto service business, royalty revenues and license fees were $54.2 million in fiscal 2011 compared to $53.0 million in fiscal 2010. This increase primarily reflects a comparable shop sales increase of 2.3% in the U.S., a weaker U.S. dollar that increased the value of Canadian royalties and an increase in royalties due to refranchising of company-operated shops. These positive factors were partially offset by shop closures in North America. License fees from the Company’s European licensee of approximately $4.3 million for fiscal 2011 and $4.1 million for fiscal 2010 are included in franchise royalties and license fees.

Revenues from real estate leases increased by $0.7 million from $31.8 million in fiscal 2010 to $32.5 million in fiscal 2011 due to higher percentage rent revenues as a result of higher comparable shop retail sales, an increase in the number of rent producing shops and a more favorable Canadian currency exchange rate.

Sales from company-operated shops were $67.2 million in fiscal 2011 compared to $77.6 million in fiscal 2010. The revenue decline reflects a decrease in the shop count from 107 at the end of fiscal 2010 to 84 at the end of fiscal 2011. Sales at Midas company-operated shops increased 4.6% on a comparable shop basis for the year.

Replacement part sales and product royalties were $21.3 million in fiscal 2011, a decline of $1.6 million from fiscal 2010, primarily due to lower sales of tires to Midas franchisees. Warranty fee revenue increased $0.7 million to $1.9 million as redemptions from the new warranty program continue to grow as the program matures. Warranty fee revenue is recognized as redemptions occur and is offset by an equivalent amount of warranty expense. Software sales and maintenance revenue of $6.5 million in fiscal 2011 increased $0.6 million over fiscal 2010.

Total operating costs and expenses of $166.9 million in fiscal 2011 declined 17.1% from $201.4 million in fiscal 2010. Fiscal 2011 included strategic review costs of $3.2 million and asset impairment charges of $0.5 million. Fiscal 2010 included the $25.5 million European arbitration award. Exclusive of these items, total operating costs and expenses would have been $163.2 million in fiscal 2011 and $175.9 million for fiscal 2010, a $12.7 million or 7.2% decrease.

Occupancy expenses for franchised shops increased $0.8 million to $23.3 million in fiscal 2011 primarily due to one-time rent concessions, lease buyouts, the settlement of a lease dispute and a higher Canadian exchange rate. Company-operated shop costs and expenses declined to $67.7 million in fiscal 2011 from $81.0 million in fiscal 2010. The decrease in operating expenses was primarily driven by the lower shop count. Company-operated shop parts cost of sales improved from 28.7% of company-operated shop sales in fiscal 2010 to 26.6% in fiscal 2011, primarily as a result of increased pricing and higher inventory levels, which led to lower parts acquisition costs as parts carried in inventory have lower acquisition costs than parts purchased locally. Company-operated shop payroll and employee benefit costs improved to 42.0% of company-operated shop sales in fiscal 2011 compared to 42.8% in the prior year. Company-operated shop occupancy and other expenses as a percentage of company-operated shop sales improved to 32.1% for fiscal 2011 compared to 32.9% for the prior year.

Replacement part cost of sales increased to 92.0% of replacement part sales and product royalties, from 91.7% in fiscal 2010. The Company recorded warranty expense of $0.7 million for fiscal 2011 compared to $0.9 million in fiscal 2010. Fiscal 2011 included a $1.2 million warranty benefit due to a reduction in the legacy warranty liability as a result of a revised estimate of future redemptions and warranty costs. A similar adjustment of $0.3 million was recorded in fiscal 2010. Exclusive of the adjustments to the legacy warranty liability, warranty expense under the new program increased from $1.2 million in fiscal 2010 to $1.9 million in fiscal 2011 due to higher warranty redemptions as the new warranty programs mature.

If redemption rates continue to fall or the estimated cost of warranty redemptions declines in the legacy warranty program, it is possible that additional warranty benefits will be recorded in future periods.

In the past several years, there have been changes in the warranty programs in the U.S. and Canada where Midas franchisees are now responsible for directly funding the new warranty programs. The Company’s future warranty expense under the new programs will be exactly offset by warranty fee revenue, except for any adjustments that are made to the legacy warranty liability.

Selling, general and administrative expenses increased to $50.8 million in fiscal 2011 from $50.5 million in fiscal 2010. The $0.3 million increase was primarily due to higher benefit costs and performance-based incentive compensation partially offset by savings in depreciation and bad debt.

The Company recorded $3.2 million of costs associated with the review of strategic alternatives announced on August 11, 2011. This amount includes the accrual of a fee of $2.0 million, the minimum amount that will be paid to JP Morgan Securities as part of the review of strategic alternatives. This amount also includes the cost of real estate appraisals and legal expenses.

During fiscal 2011, the Company recorded net losses on the sale of assets, primarily certain company-operated shop assets, of $1.1 million. No net gain or loss on sale of assets was recorded in fiscal 2010.

The Company recorded an asset impairment charge of $0.5 million because certain properties appraised in conjunction with the strategic review were valued at less than their respective carrying cost. Overall, the portfolio of 208 properties, with aggregate carrying costs of approximately $45.5 million, was appraised at approximately $104.9 million.

As a result of the above changes, operating income increased $25.7 million to $16.7 million in fiscal 2011 from a $9.0 million loss in fiscal 2010. Operating income margin increased to 9.1% of sales in fiscal 2011 from (4.7%) of sales in fiscal 2010.

Interest expense was $8.2 million in fiscal 2011 compared to $9.3 million in fiscal 2010. Interest expense decreased in fiscal 2011 primarily due to the expiration of two interest rate swaps in late 2010.

The Company recorded other expense of $1.1 million in fiscal 2011 and other income of $0.3 million in fiscal 2010. The Company recorded a net foreign currency re-measurement loss on the European arbitration award of $1.4 million in first four months of fiscal 2011, which was included in the $1.1 million other expense. Excluding this charge, the Company would have generated other income of $0.3 million in fiscal 2011.

The Company’s effective tax rate was 46.4% in fiscal 2011 compared to (25.5%) in fiscal 2010 and the 2011 statutory tax rate of 39.2%. The higher tax rate than the statutory rate in fiscal 2011 was primarily due to the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May of 2011 at stock prices that were lower than the stock prices on the day these awards were initially granted. The rate was also affected by incremental nondeductible expenses, a rate adjustment to the Canadian deferred tax asset, and by the forfeiture of certain restricted stock shares by current executives. The variance in the fiscal 2010 tax rate from the statutory rate was primarily due to the $25.5 million European arbitration award, which resulted in a net operating loss for the year. In addition, the effective tax rate was impacted by the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May and July 2010 at a stock price that was lower than the stock price on the day these awards were initially granted. The rate was also affected by an increase in the valuation allowance against the foreign tax credit carryover based on expected utilization. Finally, the rate was negatively impacted by the forfeiture of certain restricted shares by former executives.

As a result of the above items, net income increased $17.4 million from a net loss of $13.4 million in fiscal 2010 to net income of $4.0 million in fiscal 2011.

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

The Company recorded a $25.5 million European arbitration award as an expense in fiscal 2010 as a result of a ruling by an arbitral tribunal on March 3, 2011. See Note 12 of Notes to Consolidated Financial Statements for a more detailed discussion.

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

The Company’s effective tax rate was (25.5)% in fiscal 2010 compared to 58.7% in fiscal 2009 and the 2010 statutory tax rate of 39.2%. The variance in the fiscal 2010 tax rate from the statutory rate was primarily due to the $25.5 million European arbitration award, which resulted in a net operating loss for the year. In addition, the effective tax rate was impacted by the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May and July 2010 at a stock price that was lower than the stock price on the day these awards were initially granted. The rate was also affected by an increase in the valuation allowance the write down of the foreign tax credit carryover based on to expected utilization. Finally, the rate was negatively impacted by the forfeiture of certain restricted shares by former executives. The fiscal 2009 variance from the statutory rate was due to the revaluation of the U.S. deferred tax asset associated with restricted stock that vested in May 2009 at a stock price that was lower than the stock price on the day these awards were initially granted, as well as a revaluation of the Canadian deferred tax asset due to a reduction in certain provincial corporate income tax rates enacted during fiscal 2009.

As a result of the above items, primarily because of the $25.5 million European arbitration award, net income decreased $16.0 million from net income of $2.6 million in fiscal 2009 to a net loss of $13.4 million in fiscal 2010.

Liquidity, Financial Condition and Capital Resources

Following is a summary of the Company’s cash flows from operating, investing and financing activities for fiscal 2011 and 2010, respectively (in millions):

Fiscal Year	2011	2010
Cash provided by operating activities before payment of European arbitration award and net changes in assets and liabilities	13.9	$17.9
Payment of European arbitration award	(22.4)	0.0
Net changes in assets and liabilities, exclusive of the European arbitration payment, acquisitions and dispositions	0.0	(1.9)

Net cash provided by (used in) operating activities	(8.5)	16.0
Net cash used in investing activities	0.0	(4.9)
Net cash provided by (used in) financing activities	8.1	(11.4)

Net change in cash and cash equivalents	$(0.4)	$(0.3)

The Company’s cash management system permits the Company to make daily borrowings and repayments on its revolving line of credit, allowing MDS to minimize interest expense and to maintain a low cash balance. The Company’s cash and cash equivalents decreased $0.4 million in fiscal 2011.

On April 7, 2011 MDS paid its European licensee, MESA S.p.A. (“MESA”) $22.4 million as a result of the March 3, 2011 arbitration ruling by the arbitral tribunal based in Geneva, Switzerland.

The Company’s operating activities used net cash of $8.5 million during fiscal 2011 compared to $16.0 million provided by operations in fiscal 2010. Excluding the payment of the European arbitration award and net changes in assets and liabilities, cash provided by operating activities declined from $17.9 million in fiscal 2010 to $13.9 million in fiscal 2011, primarily due to a $2.0 million decline in depreciation and amortization, a $4.8 million higher utilization of the deferred tax asset and a $0.9 million increase in the warranty liability adjustment.

These amounts were partially offset by higher net income, $1.1 million of losses on sale of assets in fiscal 2011 and the $0.5 million asset impairment charge in fiscal 2011.

There was no net change in assets and liabilities in fiscal 2011 compared to a $1.9 million use of cash in fiscal 2010. In fiscal 2011, receivables declined by $7.1 million. Approximately $4.0 million of this decline is the result of the netting of the legal fee and escrow receivables from the European arbitration against the actual payment in April 2011. The remaining decline of $3.1 million is due to improved collections. This decline was offset by a $2.7 million increase in company-operated shop inventories in order to reduce the acquisition cost of parts sold. In addition, accounts payable and accrued expenses declined by a combined $3.3 million due to the timing of certain payments and a $2.6 million reduction in accrued warranty. In fiscal 2010, the reduction in inventory was substantially offset by a decline in accounts payable and accrued expenses due to the timing of payments and the recording of a receivable for the $2.5 million fee recovery awarded by the arbitral tribunal.

Investing activities resulted in no net use of cash in fiscal 2011 as the $3.5 million of capital investments were offset by the $3.5 million of proceeds from the sale of assets. The $3.5 million of capital expenditures included $1.8 million for company-operated shop equipment additions, $1.0 million for leasehold improvements, $0.6 million for systems development projects $0.1 million of other capital expenditures. The $3.5 million of proceeds from sale of assets resulted from the refranchising of 25 company-operated Midas shops and one company-operated SpeeDee shop. Investing activities in fiscal 2010 resulted in a $4.9 million use of cash. Investing activities in fiscal 2010 consisted of $4.3 million in capital expenditures, $3.5 million paid in conjunction with the acquisition of 22 shops and other assets from a Midas franchisee in Northern California, and $2.9 million in cash generated as a result of the sale of 22 company-operated Midas shops and two company-operated SpeeDee shops. The $4.3 million in capital expenditures included $2.0 million in real estate and leasehold improvements, $1.4 million for company-operated shop equipment additions and $0.9 million for systems development projects.

Net cash provided by financing activities was $8.1 million in fiscal 2011, compared to net cash used of $11.4 million in fiscal 2010. During fiscal 2011, the Company increased total debt by $8.3 million, decreased outstanding checks by $0.1 million and paid $0.1 million to repurchase shares of the Company’s common stock from employees to satisfy tax obligations upon vesting of restricted stock awards. During fiscal 2010, MDS decreased total debt by $10.7 million, decreased outstanding checks by $0.3 million and paid $0.4 million to repurchase shares of the Company’s common stock from employees to satisfy tax obligations upon vesting of restricted stock awards. The decrease in total debt is net of $0.1 million of capital leases assumed as a result of the acquisition of 22 shops and other assets from a Midas franchisee in Northern California.

On December 4, 2009, MDS entered into a three-year extension of its existing unsecured revolving credit facility. The credit agreement was extended through October 27, 2013 with no material changes in existing covenants. The extended facility is for $125 million and is further expandable to $175 million by the Company with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 3.00% at December 31, 2011. This facility requires maintenance of certain financial covenants including maximum allowable leverage, minimum fixed charge coverage and minimum net worth.

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

On March 14, 2012, the Company amended its credit agreement to exclude from the calculation of consolidated adjusted EBITDA up to $4.5 million in costs incurred in connection with the Company’s strategic review process during the second half of fiscal 2011 and the first half of fiscal 2012. In addition, the amendment allows the company to exclude from the calculation of consolidated adjusted EBITDA the $0.5 million in charges recorded in fiscal 2011 in connection with the write-down of certain real estate properties to their market value. This amendment is only effective for measurement periods after December 31, 2011.

Consolidated Adjusted EBITDA as of the three most recent measurement periods, defined as the then most recently ended 12 fiscal months, was as follows (dollars in millions):

Fiscal Period	Fiscal December 2011	Fiscal September 2011	Fiscal June 2011
Consolidated net income (loss)	$4.0	$(11.3)	$(11.9)
Consolidated interest expense	8.2	8.1	8.4
Income tax expense (benefit)	3.4	(3.0)	(3.5)
Depreciation and amortization expense	7.3	8.0	8.6
Stock-based compensation expense	3.2	2.9	2.7
Company-operated shop restructuring costs	1.0	1.0	0.6
European arbitration award	0.0	25.5	25.5

Consolidated Adjusted EBITDA	$27.1	$31.2	$30.4

As calculated in accordance with the amended credit agreement in effect at that time, the following table presents the Company’s actual Leverage Ratio as of the three most recent measurement periods (dollars in millions):

Fiscal Period	Fiscal December 2011	Fiscal September 2011	Fiscal June 2011
Total Debt	$74.5	$77.7	$81.0
Consolidated Adjusted EBITDA	$27.1	$31.2	$30.4
Leverage Ratio	2.75 to 1	2.49 to 1	2.66 to 1

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

As calculated in accordance with the amended credit agreement in effect at that time, the following table presents the Company’s actual Fixed Charge Ratio as of the three most recent measurement periods, defined as the most recently ended 12 fiscal months (dollars in millions):

Fiscal Period	Fiscal December 2011	Fiscal September 2011	Fiscal June 2011
Consolidated Adjusted EBITDA	$27.1	$31.2	$30.4
Net Rent	4.1	5.4	5.4

EBITDAR	$31.2	$36.6	$35.8

Consolidated interest paid in cash	$7.6	$7.8	$8.2
Net Rent	4.1	5.4	5.4
Consolidated capital expenditures	3.5	3.7	3.4
Capital lease principal payments	0.2	0.3	0.2
Finance lease principal payments	1.4	1.3	1.3
Cash taxes paid	0.6	0.8	0.7

Total Fixed Charges	$17.4	$19.3	$19.2

Fixed Charge Ratio	1.79	1.90	1.86

The financial covenants also require that the Company maintain a minimum net worth of not less than $17.5 million plus 50% of positive consolidated net income for quarterly periods beginning with the fourth quarter of fiscal 2010. Prior to the March 2011 amendment, the covenants required the Company to maintain a minimum net worth of not less than $20.0 million plus 50% of positive consolidated net income beginning with the fourth quarter of fiscal 2009 through the third quarter of 2010. As calculated in accordance with the amended credit agreement in effect at that time, the following table presents the Company’s actual minimum net worth as of the three most recent measurement periods (dollars in millions):

Fiscal Period	Fiscal December 2011	Fiscal September 2011	Fiscal June 2011
Minimum net worth required	$19.7	$19.7	$19.0
Actual net worth	$28.5	$28.2	$26.0

As of December 31, 2011, a total of $72.6 million was outstanding under the revolving credit facility. As of January 1, 2011, a total of $62.7 million was outstanding under the revolving credit facility. As of December 31, 2011, there was $13.6 million of available borrowing capacity under the Company’s revolving credit facility, as amended.

In November 2005, $20 million in revolving bank debt was converted from floating rate to fixed rate by locking-in LIBOR at 4.89% for a five-year period. In addition, in March 2007, MDS entered into an interest rate swap arrangement to convert an additional $25 million in revolving bank debt from floating rate to fixed rate by locking-in LIBOR at 4.91% through October 2010. Both of these swap arrangements expired in the fourth quarter of fiscal 2010.

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its then existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of its $72.6 million in revolving bank debt.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of December 31, 2011.

Contractual Obligations

The following table reflects the Company’s contractual obligations under long-term debt and lease agreements as of December 31, 2011:

	Payments Due by Period (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Short and long-term debt	$72.6	$00.0	$72.6	$00.0	$00.0
Capital lease obligations	1.4	0.3	0.6	0.5	0.0
Finance lease obligations	29.1	1.5	3.7	4.6	19.3
Operating leases	130.9	26.7	40.1	28.1	36.0
Other long-term obligations	0.0	0.0	0.0	0.0	0.0

Total contractual obligations	$234.0	$28.5	$117.0	$33.2	$55.3

The debt, capital lease obligations and finance lease obligation payments shown above represent principal payments required under those agreements. Additionally, MDS is required to make certain interest payments in connection with those obligations.

In addition to the amounts shown above, the Company currently has $0.5 million outstanding on standby letters of credit that expire in 2012.

Additionally, MDS is due rental revenue in the amounts shown below under sublease agreements on leased properties and rental agreements on owned properties:

	Rental Revenue Due to Midas by Period (In millions)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Rental revenue commitments on leased properties	$112.0	$23.5	$34.7	$23.0	$30.8
Rental revenue commitments on owned properties	92.9	8.2	16.4	16.2	52.1

Total rental revenue commitments	$204.9	$31.7	$51.1	$39.2	$82.9

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

The determination of the number of products sold that are likely to be redeemed requires MDS to make significant estimates and assumptions regarding the relationship of historical warranty claim behavior; warranty claim behavior across product lines and geographical areas; and the impact of changes in consumer behavior on future warranty claims. A decrease of one percentage point in the estimated percentage of warranted products likely to be redeemed in the U.S. would have the effect of decreasing the Company’s December 31, 2011 outstanding U.S. warranty liability by approximately $1.6 million. A change in the estimated current cost of warranty redemptions of one dollar would have the effect of changing the outstanding U.S. warranty liability by approximately $0.2 million.

As of December 31, 2011, the estimated aggregate deferred warranty obligations under the new U.S. and Canadian programs were $7.4 million and the estimated aggregate warranty liability under the former program was $8.0 million.

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

Pensions

The Company has non-contributory defined benefit pension plans covering certain of its employees. The Company’s funding policy for the U.S. plan is to contribute amounts sufficient to meet the minimum funding requirement of the Employee Retirement Income Act of 1974, plus any additional amounts the Company may deem to be appropriate. The Company accounts for its defined benefit pension plans in accordance with ASC Topic 715, Compensation – Retirement Benefits (“ASC 715”), which requires that amounts recognized in the financial statements be determined on an actuarial basis. The amount recorded as pension assets or liabilities is determined by comparing the projected benefit obligation (PBO) to the fair value of the plan assets. Amounts recognized in accumulated other comprehensive loss consist of unrecognized actuarial gains, losses, and prior service costs, net of tax.

As of December 31, 2011 and January 1, 2011, the Company has recorded accrued pension costs as follows (in millions):

Fiscal Year	2011	2010
Canadian prepaid pension asset	$0.0	$0.4
Canadian prepaid reserve	0.0	(0.4)
Accrued Canadian pension liability	(0.1)	0.0
Accrued U.S. pension liability	(33.6)	(22.5)

Pension liability	$(33.7)	$(22.5)

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

Third, the Company must determine the expected long-term rate of return on assets assumption that is used to determine the expected return on plan assets component of the net periodic pension cost for the subsequent year. The difference between the actual return on plan assets and the expected return is deferred and is recognized in net periodic pension cost over a five-year period. See Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a listing of the expected long-term rates used by year. The Company assumed a long-term rate of return on U.S. pension assets of 8.25% in fiscal 2011 and 2010, and experienced a loss on plan assets of $1.2 million in fiscal 2011 but a gain on plan assets of $5.2 million in fiscal 2010.

The Company’s pension plan investments are primarily comprised of bond and equity mutual funds and cash reserves. The pension plans have no investments in alternative investment vehicles such as private equity funds or hedge funds, nor have the plans ever held such investments.

Volatile market conditions over the past several years have increased the risks associated with certain investments held by MDS pension plans. In addition, the continuing low interest rate environment is lowering the discount rate used to value pension liabilities. Both of these factors have negatively impacted the value of investments, net periodic pension costs and created funding requirements. See Note 9 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report for a further description of contributions we made in fiscal 2011 and 2010. We expect to contribute approximately $4.7 million to the U.S. Plan during fiscal 2012.

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

Long-lived Assets: Long-lived assets include property and equipment, intangible assets, long-term prepaid assets and other non-current assets. The Company reviews long-lived assets held for use for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that may indicate long-lived assets may not be recoverable include, but are not limited to, a significant decrease in the market price of long-lived assets, a significant adverse change in the manner in which the Company utilizes a long-lived asset, a significant adverse change in the business climate, a recent history of operating or cash flow losses, or a current expectation that it is more likely than not that a long-lived asset will be sold or disposed of in the future. For impairment testing purposes, the Company groups its long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities (the asset group). The Company recorded an asset impairment charge of $0.5 million because certain properties appraised in conjunction with the strategic review were valued at less than their respective carrying cost. Overall, the portfolio of 208 properties, with aggregate carrying costs of approximately $45.5 million, was appraised at approximately $104.9 million.

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

Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2011. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. As of December 31, 2011, the Company had recorded a valuation allowance of $2.4 million against certain state income tax net operating loss carry forwards and foreign tax credit carry forwards because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. However, due to the inherent uncertainty involved in determining the realizability of the company’s deferred tax assets, the future realizability could differ from management’s estimates at December 31, 2011.

Impact of New Accounting Standards

New Accounting Pronouncements—Adopted

There were no new accounting pronouncements adopted during fiscal 2011 that had a material impact on the Company’s Consolidated Financial Statements.

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

Forward Looking Statements

This report contains (and oral communications made by MDS may contain) forward-looking statements that may be identified by their use of words like “plans,” “expects,” “anticipates,” “intends,” “estimates,” “forecasts,” “will,” “outlook,” “should” or other words of similar meaning. All statements that address the Company’s expectations or projections about the future, including statements about MDS strategy for growth, our proposed merger with TBC, cost reduction goals, expenditures and financial results, pending legal proceedings or the Company’s ability to recover any costs in such legal proceedings are forward-looking statements. Forward-looking statements are based on the Company’s estimates, assumptions and expectations of future events and are subject to a number of risks and uncertainties. MDS cannot guarantee that these estimates, assumptions and expectations are accurate or will be realized. MDS disclaims any intention or obligation (other than as required by law) to update or revise any forward-looking statements.

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

Expected Maturity Date	2012	2013	2014	There- after	Total	Fair Value
Long-term debt:
Revolving credit facility (variable rate)	$0.0	$72.6	$00.0	$0.0	$72.6	$73.2
Average interest rate	0.00%	3.59%	0.00%	0.00%	3.59%

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

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of its $72.6 million in revolving bank debt.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that MDS maintained effective internal control over financial reporting as of December 31, 2011.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Midas, Inc.:

We have audited Midas, Inc.’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Midas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Midas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Midas, Inc. as of fiscal-year end 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2011, 2010 and 2009, and our report dated March 21, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

March 21, 2012

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

Executive Officers of the Registrant

Information with respect to those individuals who serve as executive officers of the Company is set forth below.

Name, Age and Position	Background and Experience
Alan D. Feldman (60) Chairman, President and Chief Executive Officer	Mr. Feldman joined MDS as President and Chief Executive Officer in January 2003 and was named Chairman of the Board of Directors in May 2006. From 1994 through 2002, Mr. Feldman held senior management posts at McDonald’s Corporation. His most recent positions were President and Chief Operating Officer of McDonald’s Americas and President of McDonald’s USA. From 1983 to 1994, Mr. Feldman held financial and operational posts with the Pizza Hut and Frito-Lay units of Pepsico. In 1993 he was named Senior Vice President, Business Strategy, and Chief Financial Officer of Pizza Hut, and he served as Senior Vice President of Operations for Pizza Hut from 1990 to 1993. Mr. Feldman is also a director of Foot Locker, Inc. and John Bean Technologies Corporation.

William M. Guzik (52) Executive Vice President and Chief Financial Officer	Mr. Guzik joined MDS in December 1999 and was named Senior Vice President and Chief Financial Officer in May 2001. He was named Executive Vice President of the Company in November 2006. From 1995 to 1999, Mr. Guzik served as Chief Financial Officer of Delray Farms, LLC, a start-up grocery retailer located in Chicago, Illinois. From 1993 to 1995, Mr. Guzik served as Vice President and Chief Financial Officer of JG Industries, Inc., a publicly-traded, diversified retailer. Prior to that, Mr. Guzik spent 11 years with Coopers & Lybrand, LLP.

Frederick W. Dow, Jr. (61) Senior Vice President and Chief Marketing Officer	Mr. Dow joined MDS in June 2003. From October 2001 to March 2003, Mr. Dow was Senior Vice President, Marketing Programs and Sales, for Burger King Corporation. From December 2000 to October 2001, Mr. Dow served as Senior Vice President, Brand Management and Marketing Programs, for West Group, a provider of e-information solutions to the legal market. From September 1995 to December 2000, Mr. Dow served as Vice President, Marketing Programs and Worldwide Advertising, for Northwest Airlines.

Name, Age and Position	Background and Experience

Michael J. Gould (55) Senior Vice President—Franchise Operations	Mr. Gould joined Midas in April 1980. In March 2009, Mr. Gould was named Senior Vice President, Franchise Operations. From August 2007 to March 2009, Mr. Gould served as Vice President Retail Operations and from January 2005 to August 2007, as Vice President of Midas’ company-operated shops business. Prior to January 2005, he held various positions in the Company’s franchise and company-operated shops operations.

Alvin K. Marr (46) Senior Vice President, General Counsel & Secretary	Mr. Marr was named Senior Vice President, General Counsel and Secretary in March 2005. From 2001 to 2005, Mr. Marr served as Vice President, General Counsel and Secretary of MDS. Mr. Marr joined MDS in 1997 as Assistant General Counsel and Assistant Secretary. From 1990 to 1997, Mr. Marr practiced law with the firm of Holleb & Coff in Chicago, IL.

John E. Brisson, Jr. (47) Vice President—Finance and Franchise Sales	Mr. Brisson joined MDS in August 2001. He was named Vice President of Finance and Planning in February 2006 and additionally assumed responsibility for Franchise Sales in January 2010. From 2004 to 2006, he served as Vice President of Financial Planning and Analysis and, from 2001 to 2004, he served as Director of Financial Planning and Analysis for the Company. From 1997 to 2001, Mr. Brisson served as Director of Planning for the automotive and major appliance divisions of Montgomery Ward & Co.

Audrey L. Gualandri (46) Vice President—Controller	Ms. Gualandri joined Midas in June 2004 as the Director of Internal Audit. From November 2009 to August 2010, she held the position of Director of Accounting. She was named Vice President and Controller in August 2010. Prior to joining the Company, Ms. Gualandri held various positions with several companies, including Ameritech and two public accounting firms. Ms. Gualandri is a Certified Public Accountant.

Additional information required by this item, which is set forth under the headings “Proposal 1: Election Of Directors,” “Meetings and Committees of the Board” and “Beneficial Ownership of Common Stock—Section 16 (a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement (the “2012 Proxy Statement”) for the Annual Meeting of Shareholders is incorporated herein by reference.

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

On June 27, 2011 MDS submitted its Section 303A Annual Written Affirmation to the New York Stock Exchange (“NYSE”), including the CEO certification regarding the Company’s compliance with the NYSE corporate governance listing standards, in accordance with the NYSE rules.

Information required by this item is set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information required by this item is set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table gives information about the Company’s common stock that may be issued under the Company’s equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders [1,2],3	1,129,085	$8.96	219,454
Equity compensation plans not approved by security holders [4]	552,526	7.26	0

Total	1,681,611	$8.40	219,454

1	Includes the MDS Stock Incentive Plan and the MDS Directors’ Deferred Compensation Plan.
2	The MDS Directors’ Deferred Compensation Plan was adopted in 2002. This plan provides non-officer directors the option of using their Board and Board Committee annual retainer and meeting attendance fees from the Company to purchase shares of the Company’s Common Stock, or of deferring receipt of such fees in the form of cash units and units representing shares of the Company’s Common Stock. The Plan provides for a 100,000 maximum aggregate number of shares. The Company’s intention is to use treasury shares for such purposes. No shares have been issued under this plan. All current fees and other compensation for directors are outlined in the 2012 Proxy Statement.

3	The MDS Treasury Stock Plan, adopted in 2002, authorizes the issuance of up to 400,000 shares of MDS common stock held in Treasury pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. The plan as amended and restated, was approved by shareholders on May 11, 2010. As of December 31, 2011, only 1,161 shares under this plan remain available for issuance.
4	The Company issues non-qualified stock options to certain individuals in order to induce them to accept employment with the Company. Pursuant to the rules of the New York Stock Exchange, options issued under this program are not considered part of the MDS Stock Incentive Plan and are not deducted from the number of securities remaining available for future issuance. As of December 31, 2011, inducement options for a total of 552,526 shares were outstanding. These options have a ten-year term and vest over a period of five years commencing from the date of grant.

Information required by Item 403 of Regulation S-K, which is set forth under the heading “Beneficial Ownership of Common Stock” in the 2012 Proxy Statement, is incorporated herein by reference.

Agreement and Plan of Merger

On March 12, 2012, MDS entered into an Agreement and Plan of Merger, referred to as the Merger Agreement, with TBC and Gearshift Merger Corp, a wholly owned subsidiary of TBC, referred to as the Purchaser. TBC is a subsidiary of Sumitomo Corporation of America. Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, the Purchaser will commence a cash tender offer, referred to as the Offer, to acquire all of the outstanding shares of common stock of MDS, including with the associated preferred share purchase rights, which we refer to collectively as the Shares, at a price of $11.50 per share in cash.

The Purchaser’s obligation to accept for payment and pay for Shares tendered in the Offer is subject to certain conditions, including, among other things, a minimum number of Shares that must be tendered. The consummation of the Offer is not subject to any financing condition.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, approval by the stockholders of MDS, the Purchaser will merge with and into MDS, with MDS surviving as a wholly owned subsidiary of TBC. At the effective time of the merger, the Shares not purchased pursuant to the Offer, other than shares held by MDS, TBC, Purchaser, any subsidiary of TBC or by stockholders of MDS who have perfected their statutory rights of appraisal under Delaware law, will be converted into the right to receive $11.50 per share in cash, without interest, and less any required withholding taxes. Under the terms of the Merger Agreement, each outstanding option or warrant to purchase Shares will be deemed exercised and cancelled, with each former holder thereof receiving an amount in cash equal to the excess, if any, of the Tender Offer Price over the exercise price thereof multiplied by the number of shares subject to such option or warrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this item is set forth in the 2012 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by this item, which is set forth under the heading “Principal Accounting Firm Fees” in the 2012 Proxy Statement, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

See Index to Financial Statements on Page F-1.

2. Financial Statement Schedules

See Index to Financial Statements on Page F-1.

(b)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, by and among TBC Corporation, Gearshift Merger Corp., and Midas Inc., dated as of March 12, 2012 (incorporated by reference to Exhibit 2.1 to the Midas, Inc. Current report on Form 8-K dated March 15, 2012).

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3(i).1 to Midas, Inc. Registration Statement on Form 10/A No. 3 (Post-Effective Amendment No. 1) (Commission File No. 1-13409) (the “Form 10”)).

3.2	Certificate of Amendment of the Certificate of Incorporation, dated December 30, 1997 (incorporated by reference to Exhibit 3(i).2 to the Form 10).

3.3	By-Laws (as amended) (incorporated by reference to Exhibit 4.4 to Midas, Inc. Registration Statement on Form S-8 relating to its Retirement Savings Plans (Registration No. 333-44625) (the “RSP Form S-8”)).

4.1	Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the RSP Form S-8).

4.2	Amended Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Form 10/A dated as of January 10, 2008).

4.3	Warrant Agreement, dated as of March 27, 2003, by and among Midas, Inc. and the Warrant Holders named therein (incorporated by reference to Exhibit 4.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

4.4	Rights Agreement, dated as of December 7, 2007, effective December 31, 2007, between Midas, Inc. and National City Bank, as rights agent. (incorporated by reference to Exhibit to 99.1 to the Midas, Inc. Current Report on Form 8-K dated as of December 7, 2007).

4.5	Amendment No. 1 to Rights Agreement, dated as of December 14, 2009, between Midas Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Midas, Inc. Current Report on Form 8-K dated December 14, 2009).

4.6	Amendment No. 2 to Rights Agreement, by and between Midas, Inc. and Compushare Trust Company, N.A., dated as of March 12, 2012 (incorporated by reference to Exhibit 4.1 to the Midas, Inc. Current Report on Form 8-K dated as of March 15, 2012).

10.1	Distribution and Indemnity Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Midas, Inc. Current Report on Form 8-K dated January 30, 1998 (the “Form 8-K”)).

10.2	Tax Sharing Agreement dated as of December 31, 1997 among Midas, Inc., Midas International Corporation and Whitman Corporation (incorporated by reference to Exhibit 2.2 to the Form 8-K).

Exhibit No.	Description

10.7	Amendment to Agreement for Strategic Alliance and License Agreement dated as of March 14, 2003, by and between Midas International Corporation and Magneti Marelli Services S.p.A., which amends the Agreement for Strategic Alliance and License Agreement dated as of October 1, 1998, between Midas International Corporation and Magneti Marelli S.p.A. (incorporated by reference to Exhibit 10.25 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2003).

10.8	Second Amendment to Agreement for Strategic Alliance and License Agreement, dated as of July 28, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A. (incorporated by reference to Exhibit to 10.26 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.9	Third Amendment to Agreement for Strategic Alliance and License Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Magneti Marelli Services S.p.A. (incorporated by reference to Exhibit to 10.27 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.10	Agreement, dated as of September 29, 2004, by and between Midas International Corporation and Norauto S.A. relating to Agreement for Strategic Alliance between Midas International Corporation and Magneti Marelli Services S.p.A., as amended (incorporated by reference to Exhibit to 10.28 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

10.11*	Amended and Restated Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.12*

Amended and Restated Severance Plan for Full Time Salaried (Exempt) and Hourly (Non-Exempt) Employees (incorporated by reference to Exhibit 10.1 to the Midas, Inc. Current Report on Form 8-K dated as of March 15, 2012).

10.14*	Executive Retirement Plan—Defined Benefit Retirement Component (incorporated by reference to Exhibit 10.14 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.15*	Form of Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.15 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.16*	Form of Retention Agreement with certain executive officers (Messrs. Guzik and Marr) (incorporated by reference to Exhibit 10.16 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.17*	Form of Amendment to Retention Agreement with certain executive officers (Messrs. Guzik and Marr) dated as of November 11, 2008 (incorporated by reference to Exhibit 10.17 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.18*	Employment Confirmation Letter with President and Chief Executive Officer (incorporated by reference to Exhibit 10.19 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.19*	Amendment to Employment Confirmation Letter with President and Chief Executive Officer dated as of November 11, 2008 (incorporated by reference to Exhibit 10.19 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

Exhibit No.	Description

10.20*	Employment Confirmation Letter with Senior Vice President and Chief Marketing Officer (incorporated by reference to Exhibit 10.32 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.21*	Amendment to Employment Confirmation Letter with Senior Vice President and Chief Marketing Officer dated as of November 11, 2008 (incorporated by reference to Exhibit 10.21 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.22*	Amended and Restated Midas, Inc. Stock Incentive Plan, as amended on May 8, 2007 (incorporated by reference to Exhibit 10.10 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 29, 2007).

10.23*	Treasury Stock Plan (incorporated by reference to Exhibit 4.6 to Midas, Inc. Registration Statement on Form S-8 relating to its Treasury Stock Plan (Registration No. 333-89226).

10.24*	Stock Option Agreement with Non-Executive Chairman of the Board of Directors (incorporated by reference to Exhibit 10.17 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.25*	Stock Option Agreement with President and Chief Executive Officer (incorporated by reference to Exhibit 10.20 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended December 28, 2002).

10.26*	Form of Stock Option Agreement for Supplemental Stock Options issued to certain executive officers (Mr. Feldman) under the Stock Incentive Plan in fiscal 2004 (incorporated by reference to Exhibit 10.30 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.27*	Form of Stock Option Agreement for Stock Options issued under either the Stock Incentive Plan, the Treasury Stock Plan, or outside of the Stock Incentive Plan and Treasury Stock Plan in fiscal 2005 and 2006 (incorporated by reference to Exhibit 10.11 to Midas, Inc. Annual Report on Form 10-K for the annual period ended December 31, 2005).

10.28*	Form of Stock Option Agreement for Stock Options issued under the Stock Incentive Plan in fiscal 2007 (incorporated by reference to Exhibit 10.28 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.29*	Form of Stock Option Agreement for Stock Options issued under the Stock Incentive Plan in fiscal 2008 and 2009 (incorporated by reference to Exhibit 10.29 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.30*	Form of Stock Option Agreement for Stock Options issued under the Stock Incentive Plan and Treasury Stock Plan in fiscal 2010 (incorporated by reference to Exhibit 10.30 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2011).

10.31*	Form of Restricted Stock Award Agreement for Restricted Stock Awards issued under the Stock Incentive Plan or the Treasury Stock Plan in fiscal 2005 and 2006 (incorporated by reference to Exhibit to 10.39 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).

10.32*	Form of Restricted Stock Award Agreement for Restricted Stock Awards (time-based vesting) issued under the Stock Incentive Plan in fiscal 2007. (incorporated by reference to Exhibit 10.35 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.33*	Form of Restricted Stock Award Agreement for Restricted Stock Awards (performance-based vesting) issued under the Stock Incentive Plan in fiscal 2007 (incorporated by reference to Exhibit 10.36 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

Exhibit No.	Description

10.34*	Form of Restricted Stock Award Agreement for Restricted Stock Awards (time-based vesting) issued under the Stock Incentive Plan in fiscal 2008 (incorporated by reference to Exhibit 10.37 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.35*	Form of Restricted Stock Award Agreement for Restricted Stock Awards (performance-based vesting) issued under the Stock Incentive Plan in fiscal 2008 (incorporated by reference to Exhibit 10.38 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 3, 2009).

10.37*	Description of 2010 Incentive Compensation Plan (incorporated by reference to the Midas, Inc. Current Report on Form 10-Q for the quarterly period ended April 3, 2010).

10.38*	Summary of Employment Arrangements with Named Executive Officers (Messrs. Feldman, Guzik and Dow) (incorporated by reference to Exhibit 10.34 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.39*	Summary of Directors Compensation (incorporated by reference to Exhibit 10.35 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2005).

10.41	Agreement for Strategic Alliance dated October 1, 1998 between Midas International Corporation and Magneti Marelli S.p.A. (incorporated by reference to Exhibit 10.43 to the Midas, Inc. Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2009).

10.42	Amended and Restated Credit Agreement, dated December 4, 2009, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, PNC, National Association as Syndication Agent, and Bank of America, N.A. as Documentation Agent (incorporated by reference to Exhibit 10.48 to the Midas, Inc. Current Report on Form 8-K dated December 8, 2009).

10.43*	First Amendment to Amended and Restated Credit Agreement, dated December 4, 2009, among Midas International Corporation and JP Morgan Chase Bank, N.A. as Administrative Agent, PNC, National Association as Syndication Agent, and Bank of America, N.A. as Documentation Agent (incorporated by reference to Exhibit 10.43 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2011).

10.44*	Description of 2011 Incentive Compensation Plan (incorporated by reference to Exhibit 10.44 to the Midas, Inc. Annual Report on Form 10-K for the annual period ended January 1, 2011).

10.45*	Description of 2012 Incentive Compensation plan (incorporated by reference to Item 5.02 to the Midas, Inc. Current Report on Form 8-K dated as of March 15, 2012).

23.1#	Consent of Independent Registered Public Accounting Firm.

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

32.1#	Section 1350 Certifications.

101.INS^	XBRL Instance Document

101.SCH^	Taxonomy Extension Schema Document

101.CAL^	Taxonomy Extension Calculation Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

*	Management Compensatory Plan or Contract
#	Filed herewith
^	Attached as exhibit 101 to Midas Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 are furnished the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows (iv) the Consolidated Statements of Changes In Shareholder’s Equity, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of March 2012.

MIDAS, INC.

By:	/S/ WILLIAM M. GUZIK
William M. Guzik Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the Registrant, this 21st day of March 2012.

Signature	Title

/S/ ALAN D. FELDMAN Alan D. Feldman	Chairman, President, Chief Executive Officer and Director (principal executive officer)

/S/ WILLIAM M. GUZIK William M. Guzik	Executive Vice President and Chief Financial Officer (principal financial officer)

/S/ AUDREY L. GUALANDRI Audrey L. Gualandri	Vice President and Controller (principal accounting officer)

/S/ ROBERT R. SCHOEBERL Robert R. Schoeberl	Lead Director

/S/ THOMAS L. BINDLEY Thomas L. Bindley	Director

/S/ ARCHIE R. DYKES Archie R. Dykes	Director

/S/ JAROBIN GILBERT, JR. Jarobin Gilbert, Jr.	Director

/S/ DIANE L. ROUTSON Diane L. Routson	Director

MIDAS

Financial statement schedules are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Midas, Inc.:

We have audited the accompanying consolidated balance sheets of Midas, Inc. (the “Company”) as of fiscal year end 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the fiscal years 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Midas, Inc. as of fiscal year end 2011 and 2010, and the results of its operations and cash flows for fiscal years 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Midas, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 21, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 21, 2012

MIDAS

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except for earnings per share)

Fiscal Year	2011	2010	2009
Sales and revenues:
Franchise royalties and license fees	$54.2	$53.0	$53.6
Real estate revenues from franchised shops	32.5	31.8	32.6
Company-operated shop retail sales	67.2	77.6	65.4
Replacement part sales and product royalties	21.3	22.9	25.3
Warranty fee revenue	1.9	1.2	0.5
Software sales and maintenance revenue	6.5	5.9	5.4

Total sales and revenues	183.6	192.4	182.8

Operating costs and expenses:
Franchised shops—occupancy expenses	23.3	22.5	22.7
Company-operated shop parts cost of sales	17.9	22.3	18.2
Company-operated shop payroll and employee benefits	28.2	33.2	28.1
Company-operated shop occupancy and other operating expenses	21.6	25.5	22.0
Replacement part cost of sales	19.6	21.0	22.9
Warranty expense	0.7	0.9	0.1
Selling, general, and administrative expenses	50.8	50.5	51.2
Strategic review expenses	3.2	0.0	0.0
Asset impairment charge	0.5	0.0	0.0
European arbitration award	0.0	25.5	0.0
Loss on sale of assets, net	1.1	0.0	0.2
Business transformation charges	0.0	0.0	3.2

Total operating costs and expenses	166.9	201.4	168.6

Operating income (loss)	16.7	(9.0)	14.2
Interest expense	(8.2)	(9.3)	(8.3)
Other income (expense), net	(1.1)	0.3	0.4

Income (loss) before income taxes	7.4	(18.0)	6.3
Income tax expense (benefit)	3.4	(4.6)	3.7

Net income (loss)	$4.0	$(13.4)	$2.6

Earnings (loss) per share:
Basic	$0.29	$(0.97)	$0.19

Diluted	$0.28	$(0.97)	$0.19

Average number of shares:
Shares applicable to basic earnings	13.8	13.9	13.8
Equivalent shares on outstanding stock awards	0.3	0.0	0.0

Shares applicable to diluted earnings	14.1	13.9	13.8

See accompanying notes to financial statements.

MIDAS

CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

Fiscal Year End	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$0.2	$0.6
Receivables, net	22.4	29.5
Inventories, net	6.2	5.0
Deferred income taxes	8.1	18.0
Prepaid assets	4.2	4.1
Other current assets	3.0	3.0

Total current assets	44.1	60.2
Property and equipment, net	74.0	81.1
Goodwill	23.2	23.4
Other intangible assets, net	16.4	17.6
Deferred income taxes	55.3	43.9
Other assets	2.8	3.5

Total assets	$215.8	$229.7

Liabilities and equity:
Current liabilities:
Current portion of long-term obligations	$1.8	$1.7
Current portion of accrued warranty	1.5	1.7
Current portion of deferred warranty obligation	2.4	2.0
Accounts payable	15.1	21.1
Accrued expenses	23.2	20.5
Accrued European arbitration award	00.0	25.5

Total current liabilities	44.0	72.5
Long-term debt	72.6	62.7
Obligations under capital leases	1.1	1.3
Finance lease obligation	27.6	29.1
Pension liability	33.7	22.5
Accrued warranty	6.5	9.1
Deferred warranty obligation	5.0	4.8
Other liabilities	4.7	6.7

Total liabilities	195.2	208.7

Temporary equity: Non-vested restricted stock subject to redemption	4.4	3.8
Shareholders’ equity:
Common stock ($.001 par value, 100 million shares authorized, 17.7 million shares issued) and paid-in capital	5.7	8.9
Treasury stock, at cost (3.3 million and 3.5 million shares)	(66.1)	(71.8)
Retained income	101.6	97.6
Accumulated other comprehensive loss	(25.0)	(17.5)

Total shareholders’ equity	16.2	17.2

Total liabilities and shareholders’ equity	$215.8	$229.7

See accompanying notes to financial statements.

MIDAS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Fiscal Year	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$4.0	$(13.4)	$2.6
Adjustments reconciling net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7.3	9.3	9.4
Share-based compensation	3.2	2.8	3.6
Amortization of financing fees and change in interest rate swap valuation	0.5	0.5	0.4
Warranty liability adjustment	(1.2)	(0.3)	(0.6)
European arbitration award	0.0	25.5	0.0
Payment of European arbitration award, net	(22.4)	0.0	0.0
Business transformation charges	0.0	0.0	3.2
Asset impairment charge	0.5	0.0	0.0
Deferred income taxes	(1.5)	(6.3)	3.3
Loss on sale of assets	1.1	0.0	0.2
Cash outlays for business transformation costs	0.0	(0.2)	(2.0)
Changes in assets and liabilities, exclusive of effects of European arbitration award, business transformation charges, acquisitions and dispositions:
Receivables	2.7	(0.8)	0.2
Inventories	(2.7)	0.3	(1.3)
Accounts payable	(5.8)	(1.5)	2.0
Accrued expenses	2.7	(3.3)	0.4
Other	3.1	3.4	(2.0)

Total changes in assets and liabilities	0.0	(1.9)	(0.7)

Net cash provided by (used in) operating activities	(8.5)	16.0	19.4

Cash flows from investing activities:
Capital investments	(3.5)	(4.3)	(3.1)
Cash paid for acquired businesses	(0.0)	(3.5)	(1.3)
Proceeds from sales of assets	3.5	2.9	0.3

Net cash used in investing activities	0.0	(4.9)	(4.1)

Cash flows from financing activities:
Net borrowings (repayments) under revolving lines of credit	9.9	(9.2)	(11.7)
Payments for debt financing fees	0.0	0.0	(1.5)
Decrease in outstanding checks	(0.1)	(0.3)	(0.2)
Payment of principal obligations under capital leases	(0.2)	(0.3)	(0.3)
Payment of principal obligations under finance lease	(1.4)	(1.3)	(1.1)
Cash paid for repurchase of common shares	(0.1)	(0.4)	(0.7)
Borrowings under capital lease arrangements	0.0	0.1	0.0

Net cash provided by (used in) financing activities	8.1	(11.4)	(15.5)

Net change in cash and cash equivalents	(0.4)	(0.3)	(0.2)
Cash and cash equivalents at beginning of period	0.6	0.9	1.1

Cash and cash equivalents at end of period	$0.2	$0.6	$0.9

See accompanying notes to financial statements.

MIDAS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions)

	Common Stock And Paid In Capital		Treasury Stock		Retained Income	Comprehensive Income	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount
Fiscal year end 2008	17.7	$6.8	(3.7)	$(76.8)	$108.4		$(18.8)
Restricted stock awards	0.0	(6.0)	0.3	6.0	0.0	$0.0	0.0
Purchase of treasury shares	0.0	0.0	(0.1)	(0.7)	0.0	0.0	0.0
Stock option expense	0.0	1.1	0.0	0.0	0.0	0.0	0.0
Restricted stock vesting	0.0	4.4	0.0	0.0	0.0	0.0	0.0
Net income	0.0	0.0	0.0	0.0	2.6	2.6	0.0
Other comprehensive income
—foreign currency translation	0.0	0.0	0.0	0.0	0.0	1.2	1.2
—unrecognized pension costs, net of tax	0.0	0.0	0.0	0.0	0.0	0.6	0.6
—gain on derivative financial instruments, net of tax	0.0	0.0	0.0	0.0	0.0	0.5	0.5

Comprehensive income	0.0	0.0	0.0	0.0	0.0	$4.9	0.0

Fiscal year end 2009	17.7	6.3	(3.5)	(71.5)	111.0		(16.5)
Restricted stock awards	0.0	(0.3)	0.0	0.3	0.0	$0.0	0.0
Purchase of treasury shares	0.0	0.0	0.0	(0.4)	0.0	0.0	0.0
Stock option expense	0.0	1.0	0.0	0.0	0.0	0.0	0.0
Restricted stock vesting	0.0	1.4	0.0	0.0	0.0	0.0	0.0
Forfeiture of restricted stock	0.0	0.5	0.0	(0.2)	0.0	0.0	0.0
Net loss	0.0	0.0	0.0	0.0	(13.4)	(13.4)	0.0
Other comprehensive income
—foreign currency translation	0.0	0.0	0.0	0.0	0.0	0.5	0.5
—unrecognized pension costs, net of tax	0.0	0.0	0.0	0.0	0.0	(1.5)	(1.5)

Comprehensive loss	0.0	0.0	0.0	0.0	0.0	$(14.4)	0.0

Fiscal year end 2010	17.7	8.9	(3.5)	(71.8)	97.6		(17.5)
Restricted stock awards	0.0	(5.8)	0.3	5.8	0.0	$0.0	0.0
Purchase of treasury shares	0.0	0.0	0.0	(0.1)	0.0	0.0	0.0
Stock option expense	0.0	1.2	0.0	0.0	0.0	0.0	0.0
Restricted stock vesting	0.0	1.4	0.0	0.0	0.0	0.0	0.0
Cancelation of restricted grant	0.0	0.0	(0.1)	0.0	0.0	0.0	0.0
Net income	0.0	0.0	0.0	0.0	4.0	4.0	0.0
Other comprehensive income
—foreign currency translation	0.0	0.0	0.0	0.0	0.0	(0.2)	(0.2)
—unrecognized pension costs, net of tax	0.0	0.0	0.0	0.0	0.0	(7.4)	(7.4)
—gain on derivative financial instruments, net of tax	0.0	0.0	0.0	0.0	0.0	0.1	0.1

Comprehensive loss	0.0	0.0	0.0	0.0	0.0	$(3.5)	0.0

Fiscal year end 2011	17.7	$5.7	(3.3)	$(66.1)	$101.6		$(25.0)

See accompanying notes to financial statements.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation

Midas, Inc. (“MDS” or the “Company”) provides retail automotive services principally through franchised or licensed shops in the U.S., Canada, Europe and other countries. Through March 2008, the Company’s sole franchise concept was Midas auto repair centers (“Midas”). In April 2008, MDS acquired the SpeeDee Oil Change and Tune-up franchise system (“SpeeDee”) and now sells Midas, SpeeDee and Midas-SpeeDee Co-Branded franchises. The consolidated financial statements presented herein include Midas, Inc. and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the previously reported fiscal 2010 financial statements in order to provide consistency with the fiscal 2011 presentation. In fiscal 2010 the Company classified the entire deferred warranty obligation as long-term. It was management’s opinion in fiscal 2010, that it was not possible to accurately estimate the amount to be redeemed within one year, due to the limited amount of data available at that time. Due to the passage of time, management is now able to estimate the current portion. As a result, $2.0 million of the $6.8 million deferred warranty obligation recorded in fiscal 2010 was reclassified to the current portion of deferred warranty obligation.

Fiscal Periods

Fiscal year 2011 ended on December 31, 2011 and consisted of 52 weeks. Fiscal year 2010 ended on January 1, 2011 and consisted of 52 weeks. Fiscal year 2009 ended on January 2, 2010 and consisted of 52 weeks.

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

Fair Value of Financial Instruments

MDS’s financial instruments include cash and cash equivalents, receivables, accounts payable, and long-term debt. No public market exists for the Company’s long term debt. Since the Company’s credit agreement was amended on December 4, 2009, interest rate spreads have declined. As a result, MDS estimates that the fair value of the Company’s $72.6 million in debt is approximately $73.2 million. The carrying amounts of the other financial assets and liabilities approximate their fair values because of the short maturities of those instruments.

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

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation of Receivables

The Company records receivables due from its franchisees and other customers at the time the sale is recorded in accordance with its revenue recognition policies. These receivables consist of amounts due from the sale of products, royalties due from franchisees and suppliers, rents and other amounts. The future collectability of these amounts can be impacted by the Company’s collection efforts, the financial stability of its customers and franchisees, and the general economic climate in which it operates. Recent economic conditions have increased the uncertainty in making these estimates. Any adverse change in these factors could have a significant impact on the collectability of these assets and could have a material impact on the Company’s consolidated financial statements.

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

In assessing the valuation of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2011, net of recorded valuation allowances. In the event that management determines the Company would not be able to realize all or part of the net deferred tax assets in the future, an adjustment to the valuation allowances would be charged to income in the period in which such determination was made.

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

Revenues derived from franchise fees, which represented approximately 0.9%, 0.6% and 0.8% of revenues in fiscal 2011, 2010 and 2009, respectively, are recognized when the franchised shop opens and after certain contractual obligations have been met. Costs related to securing initial franchise agreements and performing the required services under such agreements are charged to expense as incurred.

Advertising

Advertising costs are expensed as incurred.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recognition of Warranty Costs

Customers are provided a written warranty from MDS on certain Midas products purchased from Midas shops in North America, namely brake friction, mufflers, shocks and struts. The warranty will be honored at any Midas shop in North America and is valid for the lifetime of the vehicle, but is voided if the vehicle is sold. The Company maintains a warranty accrual to cover the estimated future liability associated with outstanding warranties. The Company determines the estimated value of outstanding warranty claims based on: 1) an estimate of the percentage of all warranted products sold and registered in prior periods at retail that are likely to be redeemed; and 2) an estimate of the future cost of redemption of each future warranty. Management develops these estimates based on actual historical registration and redemption data as well as actual cost information on current redemptions.

Annual warranty activity is summarized as follows (in millions):

Fiscal Year	2011	2010	2009
Accrued warranty expense at beginning of period	$10.8	$13.3	$16.5
Warranty benefit, net	(1.2)	(0.3)	(0.3)
Changes in foreign currency exchange rate	(0.1)	0.1	0.5
Warranty credit issued to franchisees (warranty claims paid)	(1.5)	(2.3)	(3.4)

Accrued warranty expense at end of period	8.0	10.8	13.3
Less current portion	1.5	1.7	2.0

Accrued warranty—non-current	$6.5	$9.1	$11.3

Warranty benefit is included in operating costs and expenses in the statements of operations as a reduction of warranty expense. Warranty benefits of $1.2 million, $0.3 million and $0.3 million in fiscal 2011, 2010 and 2009, respectively, were recorded due to changes in estimated future warranty redemptions and the estimated cost of these redemptions.

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

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual activity for the deferred warranty obligation related to this new program is summarized as follows (in millions):

Fiscal Year	2011	2010	2009
Deferred warranty obligation at beginning of period	$6.8	$5.3	$3.0
Warranty fees charged to franchisees and company-operated shops	2.7	2.8	2.8
Warranty credits to company-operated shops	(0.1)	(0.1)	0.0
Changes in foreign currency exchange rate	(0.1)	0.0	0.0
Warranty credits to franchisees (recognized as revenue and expense)	(1.9)	(1.2)	(0.5)

Deferred warranty obligation at end of period	7.4	$6.8	$5.3
Less current portion	2.4	2.0	0.0

Deferred warranty obligation—non-current	$5.0	$4.8	$5.3

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

Potential common share equivalents that could impact basic and diluted earnings per share but were excluded because they would have been anti-dilutive were as follows (in millions):

Fiscal Year End	2011	2010	2009
Stock options	1.4	1.4	1.8

Financial Statement Preparation

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. Such estimates include inventory valuation, valuation of receivables, business transformation charges, carrying values of goodwill, intangible assets, long-lived assets, net deferred tax assets and warranty obligations. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Impact of New Accounting Standards

New Accounting Pronouncements—Adopted

There were no new accounting pronouncements adopted during fiscal 2011 that had a material impact on the Company’s Consolidated Financial Statements.

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

(2) Basis of Presentation and Recent Events

The accompanying financial statements have been prepared assuming we will continue as a going concern.

On August 11, 2011, the Company announced that its Board of Directors had retained J.P. Morgan Securities to assist in the exploration and evaluation of strategic alternatives to enhance shareholder value. The Company said that strategic and financial alternatives may include, but are not limited to, a possible sale, merger or other business combination.

On March 12, 2012, MDS entered into an Agreement and Plan of Merger, referred to as the Merger Agreement, with TBC Corporation, a Delaware corporation, or “TBC”, and Gearshift Merger Corp, a Delaware corporation and a wholly owned subsidiary of TBC, referred to as the Purchaser. TBC is a subsidiary of Sumitomo Corporation of America. Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, Purchaser will commence a cash tender offer (the “Offer”) to acquire all of the outstanding shares of common stock of MDS, par value $0.001 per share (together with the associated preferred share purchase rights, the “Shares”), at a price of $11.50 per share in cash (the “Offer Price”), without interest and less any required withholding taxes.

The Purchaser’s obligation to accept for payment and pay for Shares tendered in the Offer is subject to certain conditions, including, among other things, a minimum number of Shares that must be tendered. The consummation of the Offer is not subject to any financing condition.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of MDS, the Purchaser will merge with and into MDS, with MDS surviving as a wholly owned subsidiary of TBC (the “Merger”). At the effective time of the Merger, the Shares not purchased pursuant to the Offer, other than shares held by MDS, TBC, Purchaser, any subsidiary of TBC or by stockholders of MDS who have perfected their statutory rights of appraisal under Delaware law, will be converted into the right to receive an amount in cash equal to the Offer Price, without interest, and less any required withholding taxes. Under the terms of the Merger Agreement, at the time the Shares are accepted for purchase pursuant to the Tender Offer, all outstanding and unexercised options

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to purchase Shares will be deemed to vest. Pursuant to the Merger Agreement, each outstanding option or warrant to purchase Shares will be deemed exercised and cancelled, with each former holder thereof receiving an amount in cash equal to the excess, if any, of the Tender Offer Price over the exercise price thereof multiplied by the number of shares subject to such option or warrant.

In connection with its review of strategic alternatives, the Company engaged an independent third-party appraisal firm to appraise its portfolio of 206 MDS owned retail locations and 2 land parcels. The aggregate appraised value was $104.9 million, or an average of approximately $510,000 each. The carrying cost of the 206 properties was approximately $45.5 million as of December 31, 2011. The Company recorded an asset impairment charge of $0.5 million because certain properties were valued at less than their respective carrying cost.

The Company recorded $3.2 million of costs associated with the review of strategic alternatives announced on August 11, 2011. This amount includes a fee of $2.0 million, the minimum amount that will be paid to JP Morgan Securities as part of the review of strategic alternatives. This amount also includes the cost of real estate appraisals and legal expenses.

(3) Debt Agreements

On December 4, 2009, MDS entered into a three-year extension of its existing unsecured revolving credit facility. The credit agreement was extended through October 27, 2013 with no material changes in existing covenants. The extended facility is for $125 million and is further expandable to $175 million by the Company with lender approval. The interest rate floats based on the underlying rate of LIBOR and the Company’s leverage and was priced at LIBOR plus 3.00% at December 31, 2011. This facility requires maintenance of certain financial covenants including maximum allowable leverage, minimum fixed charge coverage and minimum net worth.

As a result of the accrual of the $25.5 million European arbitration award in 2010, the Company was in violation of its financial covenants as of January 1, 2011. On March 16, 2011, the Company’s lenders waived the covenant violations and entered into an amendment to the credit agreement. The amendment provides, among other things, that the $25.5 million arbitration award is excluded from the definition of consolidated adjusted EBITDA as defined in the credit agreement (“Consolidated Adjusted EBITDA”) for purposes of the covenant calculations.

On March 14, 2012, the Company amending its credit agreement to exclude from the calculation of consolidated adjusted EBITDA up to $4.5 million in costs incurred in connection with the Company’s strategic review process during the second half of fiscal 2011 and the first half of fiscal 2012. In addition, the amendment allows the company to exclude from the calculation of consolidated adjusted EBITDA the $0.5 million in charges recorded in fiscal 2011 in connection with the write-down of certain real estate properties to their market value. This amendment is only effective for measurement periods after December 31, 2011.

As of December 31, 2011, a total of $72.6 million was outstanding under the revolving credit facility. As of January 1, 2011, a total of $62.7 million was outstanding under the revolving credit facility.

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

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, the Company entered into a $40 million forward starting swap to coincide with the end dates of its existing swaps. As a result of this forward swap transaction, in the period from November 2010 through October 2013 (end of the recently extended bank agreement) the Company has locked-in LIBOR at 2.71% for $40 million of its $72.6 million in revolving bank debt.

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

Expected Maturity Date	2012	2013	2014	There- after	Total	Fair Value
Long-term debt:
Revolving credit facility (variable rate)	$0.0	$72.6	$0.0	$0.0	$72.6	$73.2
Average interest rate		3.59%			3.59%

(4) Supplemental Balance Sheet, Cash Flow and Shareholders’ Equity Information

Receivables and Notes Receivable

Receivables are stated net of an allowance for doubtful accounts. The allowance for doubtful accounts consisted of (in millions):

Fiscal Year End	2011	2010	2009
Allowance for doubtful accounts at beginning of year	$4.1	$4.7	$3.5
Additions charged to bad debts	1.2	1.9	2.0
Write-downs charged against allowance	(1.5)	(2.5)	(0.8)

Allowance for doubtful accounts at end of year	3.8	4.1	4.7
Less portion allocated to long term notes receivable	(1.0)	(1.2)	(1.5)

Portion allocated to receivables	$2.8	$2.9	$3.2

The current portion of notes receivable is included in net receivables and the long term portion is included in other assets. Notes receivable consisted of (in millions):

Fiscal Year End	2011	2010
Current portion	$2.9	$3.3
Long term portion	2.8	1.9

Notes receivable	$5.7	$5.2

The long term portion of notes receivable are shown net of an allowance for doubtful accounts of $1.0 million in fiscal 2011 and $1.2 million in fiscal 2010.

The acquisition of certain company-operated shops resulted in non-cash reductions of accounts receivable of approximately $2.5 million during fiscal 2010.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Receivables include certain non-trade receivables such as vendor receivables, insurance recoveries and other non-recurring items. Non-trade receivables were $1.7 million as of December 31, 2011 and $4.1 million as of January 1, 2011.

Inventories

Inventories are comprised of finished goods, net of reserves. Inventory reserves consisted of (in millions):

Fiscal Year End	2011	2010	2009
Inventory reserves at beginning of year	$0.4	$0.2	$0.4
Additions charged to expense	0.2	0.4	0.4
Write-downs charged against reserves	(0.5)	(0.2)	(0.6)

Inventory reserves at end of year	$0.1	$0.4	$0.2

Property and Equipment

Property and equipment consisted of the following (in millions):

Fiscal Year End	2011	2010
Land	$41.7	$43.0
Buildings and improvements	91.8	93.5
Machinery and equipment	15.3	16.7
Computer hardware	4.5	4.3
Computer software	38.8	38.3

Total property and equipment	192.1	195.8
Accumulated depreciation and amortization	(118.1)	(114.7)

Property and equipment, net	$74.0	$81.1

The Company recorded depreciation expense of $6.8 million, $8.7 million, and $8.8 million in fiscal 2011, 2010 and 2009, respectively. Depreciation expense declined in fiscal 2011 because the RO Writer and JDA enterprise software systems, which were placed in service in fiscal 2001, became fully depreciated in fiscal 2010. Depreciation expense is included in operating costs and expenses in the Consolidated Statements of Operations.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets consisted of the following (in millions):

Fiscal Year End	2011	2010
Goodwill	$23.2	$23.4
Trademark	11.5	12.2
Franchise agreements	6.0	6.0
Customer lists	1.4	1.6

Total goodwill and other intangible assets	42.1	43.2
Accumulated amortization	(2.5)	(2.2)

Goodwill and other intangible assets, net	$39.6	$41.0

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company refranchised 25 company-operated Midas shops and one company-operated SpeeDee shop in fiscal 2011. The refranchising of these 26 company-operated shops resulted in a write-down of $0.9 million of intangible assets which is included in the net loss on sale of assets of approximately $1.1 million.

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

Acquired customer lists are amortized over the first two years after acquisition. Acquired franchise agreements are amortized over the remaining life of the agreements acquired. The Company recorded amortization expense of $0.5 million in fiscal 2011 and $0.6 million in fiscal 2010.

Future expense resulting from amortization of intangibles follows (in millions):

2012	$0.4
2013	0.4
2014	0.4
2015	0.4
2016	0.3
Thereafter	3.0

Total	$4.9

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Expenses

Accrued expenses consisted of the following (in millions):

Fiscal Year End	2011	2010
Advertising	$8.7	$9.3
Taxes other than income taxes	4.7	4.7
Salaries and wages	3.2	2.0
Accrued strategic review costs	2.0	0.0
Income taxes	0.4	0.2
Insurance reserves (current portion)	0.2	0.2
Vendor rebates payable to franchisees	1.4	1.5
Accrued rent	0.3	0.3
Accrued legal fees	0.7	0.4
Accrued interest	0.1	0.2
Other	1.5	1.7

Accrued expenses	$23.2	$20.5

Supplemental Cash Flow Information

Net cash flow from operating activities includes cash payments for interest and income taxes as follows (in millions):

Fiscal Year	2011	2010	2009
Interest paid	$7.6	$9.2	$7.7
Income taxes paid, net of tax refunds	0.6	0.6	0.7

Supplemental Shareholders’ Equity Information

Accumulated other comprehensive loss consisted of the following (in millions):

Fiscal Year	2011	2010	2009
Foreign currency translation	$(0.8)	$(0.6)	$(1.1)
Unrecognized pension costs, net of tax	(23.3)	(15.9)	(14.4)
Loss on derivative financial instruments, net of tax	(0.9)	(1.0)	(1.0)

Accumulated other comprehensive loss	$(25.0)	$(17.5)	$(16.5)

(5) Advertising

Under the terms of its Midas franchise agreements, MDS is obligated to spend an amount equal to one-half of the royalty payments received from Midas franchisees for advertising expenditures. Amounts received from Midas franchisees for advertising are recorded as liabilities until disbursed. MDS also administers cooperative advertising programs under which amounts received from certain Midas franchisees are recorded as liabilities until they are disbursed. Aggregate expenditures under these programs by Midas’ North American operations amounted to $50.5 million, $50.0 million, and $47.2 million in fiscal 2011, 2010, and 2009, respectively.

Under the terms of its SpeeDee franchise agreements, MDS must use all weekly marketing fees collected from franchisees for the development of advertising and marketing materials and programs or the placement of

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

advertising. Amounts received from SpeeDee franchisees are recorded as a liability until disbursed. Aggregate expenditures under this program were $3.6 million, $3.5 million and $3.4 million in fiscal 2011, 2010, and 2009, respectively.

MDS also incurs certain advertising costs that are included in selling, general and administrative expenses, which amounted to $4.3 million, $4.9 million, and $4.2 million in fiscal 2011, 2010, and 2009, respectively.

(6) Income Taxes

Income tax expense (benefit) consisted of the following (in millions):

Fiscal Year	2011	2010	2009
Current:
U.S. Federal	$0.0	$0.0	$0.0
Non-U.S.	0.4	0.4	0.4
U.S. state and local	0.2	0.3	0.3

Total current	0.6	0.7	0.7

Deferred:
U.S. Federal	2.3	(4.8)	2.2
Non-U.S.	0.2	0.4	0.4
U.S. state and local	0.3	(0.9)	0.4

Total deferred	2.8	(5.3)	3.0

Total income tax expense (benefit)	$3.4	$(4.6)	$3.7

The items that gave rise to differences between the income taxes in the statements of operations and the income taxes computed at the U.S. statutory rate are summarized as follows:

Fiscal Year	2011	2010	2009
Income tax expense (benefit) computed at U.S. statutory rate	35.0%	(35.0)%	35.0%
U.S. state and local taxes, net of U.S. Federal income tax effects	5.1	(4.2)	4.3
Non-U.S. effective tax rate differential	(0.6)	(0.2)	(0.5)
Write off of restricted stock and stock option deferred tax asset	2.6	1.2	8.3
Non-deductible expenses (primarily executive compensation)	3.0	1.2	6.6
Change in valuation allowance	0.5	11.5	1.4
Revaluation of deferred tax asset for rate change	0.8	0.0	4.0
Other items	0.0	0.0	(0.4)

Effective income tax rate	46.4%	(25.5)%	58.7%

Pretax income from non-U.S. operations amounted to $0.6 million in fiscal 2011, $0.7 million in fiscal 2010, and $0.9 million in fiscal 2009. As of January 2011, the non-U.S. operations had no accumulated earnings and profits.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes are created by “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as reported under income tax regulations. Deferred tax assets and liabilities consisted of (in millions):

Fiscal Year End	2011	2010
Deferred tax assets attributable to:
Employee benefits and vacation accruals	$5.4	$5.1
Goodwill	(1.2)	0.3
Net operating loss carryforwards and tax credits	35.1	28.0
Warranty reserve	5.7	6.5
Depreciation and amortization	4.3	3.7
Pensions	12.5	8.2
European arbitration award	0.0	9.0
Other items	4.0	3.5

Total deferred tax assets	65.8	64.3
Valuation allowance	(2.4)	(2.4)

Net deferred tax asset	$63.4	$61.9

Net deferred tax assets included in:
Current assets	$8.1	$18.0
Non-current assets	55.3	43.9

Net deferred tax assets	$63.4	$61.9

As of December 31, 2011 and January 1, 2011, the Company had recorded valuation allowances of $2.4 million against certain state income tax net operating loss carryovers and certain foreign tax carryovers because the Company has determined that it is more likely than not that this portion of these deferred tax assets will not be realized. The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remaining U.S. and Canadian deferred tax assets.

As of December 31, 2011, the Company has net operating loss carryforwards of approximately $81.6 million available to offset future taxable income for Federal and Canadian income tax purposes. The Federal net operating loss carryforwards of approximately $76.5 million expire between 2023 and 2031. The Company generated approximately $14.8 million of Federal taxable loss in fiscal 2011 and $3.8 million in Federal taxable income in fiscal 2010. The Company believes that it will generate sufficient additional Federal taxable income in future years to fully utilize the $76.5 million net operating loss carryforward before it begins to expire in 2023.

The $25.5 million European arbitration award recorded in fiscal 2010 was treated as a deduction of $2.5 in the fiscal 2010 income tax return and a deduction of $23.0 million in the fiscal 2011 tax return, thereby creating an additional $25.5 million of net operating loss carry-forwards.

The Canadian net operating loss carryforward is approximately $5.1 million and expires between 2014 and 2028. The Company’s Canadian operation generated taxable income of $0.2 million in fiscal 2011 and taxable income of $2.1 million in fiscal 2010. The Company believes that it will generate sufficient taxable income in Canada in future tax years to fully utilize the $5.1 million Canadian net operating loss carryforward before it expires.

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

Worldwide MDS shops in operation as of fiscal year end consisted of (unaudited):

Midas Shops	2011	2010	2009
Franchised and licensed	2,181	2,218	2,278
Company-operated	78	101	100

Total	2,259	2,319	2,378

SpeeDee Shops	2011	2010	2009
Franchised and licensed	155	165	162
Company-operated	6	6	7

Total	161	171	169

As of December 31, 2011, there were 42 franchised shops and 33 company-operated shops within the Midas and SpeeDee systems operating as Co-Brand locations.

(8) Leases

Control of the real estate used by Midas shops is a fundamental strength of the Midas program. SpeeDee franchise agreements also contain provisions for lease control, but until recently such control has not been required. Going forward, real estate control will be required of new and renewing SpeeDee franchisees.

MDS employs a number of methods to ensure continued dedication of the real estate to the franchise program. MDS leases real estate that is subleased to franchisees and owns real estate in the U.S. and Canada that is leased to franchisees. MDS has also entered into contingent operating lease agreements that are described below. At fiscal year end 2011, approximately 90% of real estate associated with North American Midas shops was controlled by Midas, using one of these methods.

Leased Real Estate and Equipment

Gross rent expense applicable to operating leases relates to rentals of shops, corporate administration facilities and other miscellaneous facilities. Gross rent expense, the sublease rental income from franchisees and other third parties that reduced gross rent expense, and the resulting net rent expense for fiscal 2011, 2010 and 2009 are presented below (in millions):

Fiscal Year	2011	2010	2009
Gross rent expense	$27.8	$28.5	$28.2
Sublease rental income	23.7	23.1	24.0

Net rent expense	$4.1	$5.4	$4.2

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of the Company’s operating leases provide that MDS pay taxes, maintenance, insurance, and certain other operating expenses. The subleases with franchisees contain provisions for MDS to recover such costs. Real estate expenses are recognized using the straight-line method.

Real Estate Sale and Leaseback Transaction

MDS owns retail properties throughout the United States and Canada that are leased to franchisees and operated as Midas shops. During fiscal 2002, the Company sold 77 of these properties to Realty Income Corporation, a publicly traded real estate investment trust (REIT), and realized approximately $39.6 million in net proceeds. Simultaneous with that sale, MDS leased these properties from Realty Income Corporation and the sites continue to be leased to Midas franchisees under existing leases. Because these properties will continue to generate rents to MDS, the Company recorded a finance lease obligation pursuant to ASC 840-40 (Subtopic 40, “Sale-Leaseback Transactions”, of Topic 840) on the balance sheet of $39.6 million, equal to the net sale price of the properties, and no gain on the sale was recognized. The properties remain on the balance sheet at their historic cost and continue to be depreciated over their remaining useful lives. Annual lease payments (shown below) will be made through the expiration of the lease in 2022.

Minimum Annual Rental Payments

At fiscal year end 2011, annual minimum rental payments due under capital, finance and operating leases that have initial or remaining non-cancelable terms in excess of one year, along with sublease rental income on real estate due under non-cancelable subleases were as follows (in millions):

	Capital Leases	Finance Leases	Operating Leases	Sublease Rentals	Total
2012	$0.4	$4.8	$26.7	$(23.5)	$8.4
2013	0.4	4.8	22.1	(19.4)	7.9
2014	0.4	4.8	18.0	(15.3)	7.9
2015	0.3	4.8	15.0	(12.3)	7.8
2016	0.2	4.7	13.1	(10.7)	7.3
Thereafter	0.0	25.8	36.0	(30.8)	31.0

Total minimum lease payments	1.7	49.7	$130.9	$(112.0)	$70.3

Less imputed interest	0.3	20.6

Present value of minimum lease payments	1.4	29.1
Less current portion	0.3	1.5

Obligations under capital and finance lease obligations—noncurrent	$1.1	$27.6

At fiscal year end 2011 and 2010, the net book value of property under capital leases included in the balance sheets amounted to $0.8 million and $0.9 million, respectively. At fiscal year end 2011 and 2010, the net book value of property under finance leases included in the balance sheets amounted to $23.7 million and $24.1 million, respectively.

Real Estate Owned by Midas and Leased to Franchisees

MDS owns real estate located in various communities throughout the United States and Canada that is leased to franchisees under operating lease agreements. Substantially all leases are for initial terms of 20 years and provide for minimum and contingent rentals.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real estate leased to franchisees and included in the balance sheets consisted of (in millions):

Fiscal Year End	2011	2010
Land	$23.3	$24.0
Buildings and improvements	48.4	49.2

Total property and equipment	71.7	73.2
Accumulated depreciation	(41.0)	(39.4)

Property and equipment, net	$30.7	$33.8

Rental revenue on owned real estate for fiscal 2011 was $8.9 million, compared to $8.8 million in fiscal 2010 and $8.8 million in fiscal 2009. Minimum future lease payments to be received are as follows (in millions):

2012	$8.2
2013	8.2
2014	8.2
2015	8.1
2016	8.1
Thereafter	52.1

Total	$92.9

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

2012	$0.1
2013	0.2
2014	0.3
2015	0.3
2016	0.3
Thereafter	1.7

Total	$2.9

Contingent Operating Lease Agreements

MDS has entered into contingent operating lease agreements covering real estate that is leased by U.S. and Canadian franchisees from parties that are directly or indirectly related to the franchisees. At December 31, 2011, 64 Midas and 12 SpeeDee shops were covered by these contingent operating lease agreements, under which MDS could be required, under certain limited circumstances, to begin making rental payments with respect to individual shop locations. For the contingent Midas shop leases, the average annual shop rental is $62 thousand with an average remaining term of approximately three years. For the contingent SpeeDee shop leases, the average shop rental is $63 thousand with an average remaining term of approximately 11 years.

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

Net periodic pension cost for fiscal 2011, 2010 and 2009 are presented in the following table (in millions):

Fiscal Year	2011	2010	2009
Service cost	$1.1	$1.0	$0.9
Interest cost on projected benefit obligation	3.9	3.8	3.8
Expected return on assets	(4.5)	(4.5)	(4.4)
Net amortization and deferral	2.1	1.3	0.8
Other	0.0	0.1	(0.4)

Total net periodic cost	$2.6	$1.7	$0.7

The principal economic assumptions used in the determination of net periodic pension cost of the U.S. Defined Benefits Plan included the following:

Fiscal Year	2011	2010	2009
Discount rate	4.625%	5.375%	5.875%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%
Rate of increase in compensation levels	3.00%	3.00%	3.00%

The Company used the Mercer Discount Yield Curve as the basis for determining the 2011 and 2010 discount rate and used the Citigroup pension index as the basis for determining the 2009 discount rate. Such indices are long term in nature, which reflects the future timing of the expected cash flows for the pension plan. The rate of increase in compensation levels reflects a 3.00% increase for 2011 and beyond. Because of a one year wage freeze enacted in 2009, the 2009 actuarial valuation used a 0.00% rate of increase in compensation levels for 2009 and a 3.00% increase for all subsequent years.

The Company believes the assumed long-term rate of return on pension plan assets is appropriate given the Company’s target long-term asset allocation. The Company believes its target asset allocation is appropriate given the expected timing and amount of expenses for the plan. The Company’s target asset allocation and actual asset allocation for fiscal 2011 and fiscal 2010 were as follows for the U.S. Defined Benefit Plan:

Fiscal Year	Target	2011	2010
Large cap domestic equity securities	29%	30%	29%
Mid cap domestic equity securities	10	10	11
Small cap domestic equity securities	15	15	16
International equity securities	15	13	14
Fixed income and cash	31	32	30

Total	100%	100%	100%

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Canadian Hourly Defined Benefit Plan and the Canadian Salary Defined Benefit Plan assets were allocated 100% to cash and cash equivalents as of the end of fiscal 2010. In early 2011, the salaried plan assets were diversified to a mix more appropriate for the on-going pension obligations. The fair value of the Canadian plan assets was approximately $4.3 million as of December 31, 2011.

The fair value of the pension plans’ assets at December 31, 2011 by asset category are as follows (in millions):

	End of Fiscal Year 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Large cap domestic equity securities	$15.6	$15.6	$0.0	$0.0
Mid cap domestic equity securities	5.1	5.1	0.0	0.0
Small cap domestic equity securities	7.0	7.0	0.0	0.0
International equity securities	6.0	6.0	0.0	0.0
Fixed income and cash	16.2	16.2	0.0	0.0

Total	$49.9	$49.9	$0.0	$0.0

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

Fixed Income and Cash: Fixed income and cash are primarily mutual funds indexed to or benchmarked to bonds in the Barclay’s Capital Aggregate Bond Index, which is a market capitalization weighted index for U.S. investment grade bonds, as well as investments in a global bond fund. A portion of the cash is invested in common collective trust money market funds.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents estimated future benefits payments over the next 10 years, including expected future service, as appropriate, as of December 31, 2011 (in millions):

Fiscal Year
2012	$3.9
2013	4.0
2014	3.9
2015	4.0
2016	4.2
2017 – 2021	24.7

The changes in the projected benefit obligations for fiscal 2011 and fiscal 2010 were as follows (in millions):

Fiscal Year	2011	2010
Benefit obligations as of the beginning of the year	$73.6	$66.6
Change in foreign currency exchange rates	(0.1)	0.4
Service cost	1.1	1.0
Interest cost	3.9	3.8
Actuarial loss	8.5	5.1
Pension correction	0.0	0.1
Benefits paid and plan expenses	(3.4)	(3.4)

Benefit obligations as of the end of the year	$83.6	$73.6

The changes in the fair market value of the plan assets for 2011 and fiscal 2010 were as follows (in millions):

Fiscal Year	2011	2010
Fair value of assets as of the beginning of the year	$51.5	$48.9
Change in foreign currency exchange rates	(0.1)	0.4
Actual return on plan assets	(1.2)	5.2
Company contributions	3.1	1.4
Benefits paid and plan expenses	(3.4)	(4.4)

Fair value of assets as of the end of the year	$49.9	$51.5

The Company’s policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions as required. As of December 31, 2011, the Company has met all regulatory minimum funding requirements. New legislation, the Worker, Retiree, Employer Recovery Act of 2008 (WRERA), was passed in late December 2008 and provided temporary relief of pension funding requirements. Under WRERA, the Company made contributions of $3.1 million to the U.S. Plan in 2011 and expects to contribute approximately $4.7 million to the U.S. Plan during 2012.

The following table reconciles the pension plans’ funded status to the amounts recognized in MDS’s balance sheets as of fiscal year end 2011 and 2010 (in millions):

Fiscal Year	2011	2010
Actuarial present value of projected benefit obligation	$(83.6)	$(73.6)
Plan assets at fair market value	49.9	51.5

Accrued pension cost recognized on balance sheets	$(33.7)	$(22.1)

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive loss as of fiscal 2011 and fiscal 2010 were as follows (in millions and before tax):

Fiscal Year	2011	2010
Net actuarial loss	$40.5	$28.3

As of December 31, 2011 and January 1, 2011, the Company has recorded accrued pension costs as follows (in millions):

Fiscal Year	2011	2010
Canadian prepaid pension asset	$0.0	$0.4
Canadian prepaid reserve	0.0	(0.4)
Accrued Canadian pension liability	(0.1)	0.0
Accrued U.S. pension liability	(33.6)	(22.5)

Pension liability	$(33.7)	$(22.5)

The $0.4 million valuation reserve in fiscal 2010 represents an offset to the Canadian prepaid pension asset. As per provincial laws, any asset balance in excess of the Projected Benefit Obligation is not an asset of the Company.

Defined Contribution Plans

Substantially all U.S. salaried employees, certain U.S. hourly employees, and certain Canadian employees participate in voluntary, contributory defined contribution plans to which MDS makes full or partial matching contributions. The Company’s matching contributions to these plans amounted to approximately $0.4 million in each of fiscal 2011, 2010 and 2009.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Share-Based Compensation and Other Equity Instruments

Stock Options

The Midas Stock Incentive Plan, the Midas Treasury Stock Plan and the Midas Directors’ Deferred Compensation Plan (the “Plans”) authorize the issuance of up to 4,806,886 shares of Midas common stock pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. Options granted pursuant to the Plans generally vest over a period of four or five years commencing one year after the date of grant. It is the Company’s policy to issue shares out of treasury when options are exercised. The following table summarizes information regarding the outstanding stock options as of December 31, 2011:

	Number of Shares	Option Price Ranges	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at fiscal year end 2008	1,677,553	$6.77– $ 34.66	$14.08
Granted	298,000	9.87– 9.87	9.87
Cancelled and forfeited	(48,500)	14.88– 34.66	26.41

Outstanding at fiscal year end 2009	1,927,053	6.77– 23.99	13.12
Granted	5,000	7.00– 7.00	7.00
Cancelled and forfeited	(74,550)	8.09– 22.17	16.20
Tendered in exchange	(747,090)	15.22– 23.99	18.91
Issued in exchange	297,760	7.52– 7.52	7.52

Outstanding at fiscal year end 2010	1,408,173	6.77– 22.17	8.73
Granted	304,800	7.05– 7.05	7.05
Cancelled	(31,362)	7.52– 10.01	9.94

Outstanding at fiscal year end 2011	1,681,611	6.77– 22.17	8.40	5.1	$1.3

Exercisable at fiscal year end 2011	1,181,229	6.77– 22.17	8.61	3.6	1.3

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

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional information pertaining to option activity during fiscal 2011, 2010 and 2009 was as follows (in millions):

	2011	2010	2009
Weighted average grant-date fair value of stock options issued (returned):
Stock options granted	$1.1	$0.0	$1.3
Stock options vested	1.7	0.7	1.2
Stock options tendered for exchange	0.0	(14.1)	—
Stock options issued in exchange	0.0	2.2	—
Stock options cancelled and forfeited	(0.2)	(1.2)	(0.7)

The weighted average estimated fair value of the options granted or issued in exchange in fiscal 2011, 2010 and 2009 was $3.50, $3.47 and $4.52, respectively, based on the Black-Scholes valuation model using the following assumptions:

Fiscal Year	2011	2010	2009
Risk-free interest rate	2.51%	1.84%	2.45%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	48.27%	47.50%	43.48%
Expected life in years	6.25	5.75	6.25

As of December 31, 2011, there was $1.6 million in stock option compensation expense related to unvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.4 years. Due to the limited number of stock option recipients, the Company uses the simplified method to estimate the expected life.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at fiscal year end 2008	690,365	$14.66
Granted	288,900	9.03
Vested	(221,062)	(20.14)

Non-vested balance at fiscal year end 2009	758,203	10.57
Granted	15,000	9.32
Forfeited	(33,379)	(11.67)
Vested	(108,988)	(12.56)

Non-vested balance at fiscal year end 2010	630,836	10.37
Granted	284,440	6.79
Cancelled	(53,000)	(13.23)
Forfeited	(4,116)	(10.33)
Vested	(105,681)	(13.24)

Non-vested balance at fiscal year end 2011	752,479	9.67

The performance shares granted in fiscal 2011 and fiscal 2009 vest only if certain internal performance measures, all pertaining to growth of the company’s cash flow, are met or exceeded. These conditionally vested grants were valued based on management’s estimate of meeting the performance requirement.

As of December 31, 2011, there was $2.3 million of unamortized restricted stock compensation of which $6.7 million was included as a reduction to paid-in capital and $4.4 million was included in non-vested restricted stock subject to redemption. The $2.3 million of unamortized restricted stock compensation is expected to be recognized over a weighted average period of 1.2 years.

Restricted stock grants include a “change in control” provision, which provides for cash redemption of unvested restricted stock in certain circumstances. ASC Topic 480, Distinguishing Liabilities From Equity requires securities with contingent cash settlement provisions that are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of shareholders’ equity. If a change of control event were to occur, the contingent cash settlement of the restricted stock as a result of such event would not be solely in the control of the Company. As such, the Company presents the $4.4 million value of unvested restricted stock as temporary equity on the consolidated balance sheet. Upon the vesting of the restricted stock the Company reclassifies the value of the restricted stock to permanent equity.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Warrants

On March 27, 2003, the Company issued 1.0 million warrants valued at $5.0 million in connection with its 2003 debt restructuring. On January 5, 2004, 500,000 of these warrants were automatically cancelled because the Company met certain financial objectives contained in the warrant agreements. As of December 31, 2011, a total of 41,273 warrants remained outstanding. The exercise price of the warrants is $0.01, and the warrants are exercisable at any time up to March 27, 2013. Any warrants that remain unexercised at March 27, 2013 are automatically exercised as of that date.

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

On March 12, 2012, the MDS Board of Directors approved an amendment to the Rights Agreement that specifically renders the Rights Agreement inapplicable to the Offer and any other transaction contemplated by the Merger.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Contingencies

MDS has certain contingent liabilities arising from various pending claims and litigation related to a number of matters. Because the Company believes the claims are without merit, no liabilities have been recorded. However, an adverse outcome could have a material adverse effect on the business.

California Class Action

A purported class action lawsuit was filed in the Superior Court of California for the County of Los Angeles in June 2006 that alleged that certain franchised California Midas shops intentionally issued invoices to certain brake customers that incorrectly indicated that the customers had received Midas-branded brake products when, in fact, they had received inferior non-Midas brake products. The plaintiffs sought unspecified damages. MDS had successfully challenged the legal sufficiency of the plaintiffs’ claims by getting the plaintiffs’ third amended complaint dismissed in February 2009. The plaintiffs then filed a fourth amended complaint in March of 2009. In December 2011, the Court denied class certification on numerous grounds. If plaintiffs appeal the denial of class certification, Midas intends to vigorously defend the appeal.

Canadian Franchise Class Action

A class action lawsuit was filed against the Company in the Ontario Superior Court of Justice by two Canadian Midas franchisees on May, 31 2007. The plaintiffs alleged various violations of the Midas Franchise and Trademark Agreement and applicable law and sought class certification and monetary damages of approximately $168 million. Specifically, the plaintiffs allege that the Company breached its duty of good faith and fair dealing by terminating its supply system and replacing it with an agreement with Uni-Select, including, without limitation, by (i) retaining the full 10% royalty paid by franchisees after the Company ceased to sell products to class members, (ii) receiving rebates from suppliers on account of plaintiffs’ purchases of products, and (iii) funding its warranty program with such rebates. The class certification hearing took place in February 2009 and the court released its certification ruling on March 26, 2009. Of the many claims asserted by the plaintiff, the only claim for which class certification was granted was the issue of whether Midas Canada breached its common law and statutory duties of good faith and fair dealing when it implemented its new supply chain program in 2003. All other causes of action were rejected by the court. The Company is currently in the process of compiling historical documents as a result of the plaintiffs’ discovery request. The Company continues to believe this lawsuit is without merit.

MESA S.p.A. Suit in Milan, Italty

MDS received notice on January 3, 2012, that MESA S.p.A. (“MESA” the Italian company that operates the Midas system in Europe and South America) filed suit in the Court of Appeal in Milan, Italy, claiming that MDS is in breach of the 1998 License Agreement and the separate Agreement for Strategic Alliance (“ASA”). The complaint alleges that MDS is in breach of these agreements due to, among other things, MDS’ alleged failure to cooperate with MESA to improve the Midas System in Europe. MESA seeks damages for the alleged breach of up to €5.8 million, representing a portion of the license fees MESA paid to MDS for the period from June 2009 through October 2011. MESA also seeks a declaratory judgment suspending MESA’s obligation to pay 80% of its future license fees owed to MDS under the License Agreement. Following this filing, MESA withheld 80% of its license fees due in January and February 2012. As a result, Midas has filed a complaint in the Circuit Court of Cook County (Chicago), Illinois, against MESA, claiming breach of contract and seeking a declaratory judgment requiring MESA to continue to pay the full amount of its license fees to MDS. The Company continues to believe that this lawsuit by MESA is without merit and is pursuing a vigorous defense, as well as payment of the unpaid portion of the license fees.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MESA previously initiated an arbitration proceeding against Midas in June 2009 alleging that the Company had breached its obligations under the ASA to cooperate in good faith to develop the Midas System in Europe and South America. MESA sought significant damages and asked the arbitral tribunal to require the Company to renegotiate the terms of the ASA and the License Agreement or to cancel those agreements due to the alleged breach by the Company and require the Company to indemnify MESA and Mobivia Groupe S.A. (“Mobivia”, previously known as Norauto, a French company that acquired MESA from the Fiat Group in October 2004) for any losses resulting from the termination of those agreements. The arbitral tribunal issued its ruling on March 3, 2011. Midas prevailed in its defense of the vast majority of claims but the tribunal awarded MESA €17.45 million (approximately US $23.4 million) plus interest of five percent from June 12, 2009 (approximately $2.1 million through the ruling date), in connection with MESA’s claim that Midas failed to cooperate in the improvement of the IT systems in the European operations. The arbitral tribunal declined to make any rulings in respect of the License Agreement, due to its finding that it did not have the jurisdiction to do so. The License Agreement between Midas and MESA therefore continues in full force and effect. License fees are payable under the terms of the License Agreement which continues through 2028 and provides for additional 30 year extensions.

Merger Agreement Class Action

On March 15, 2012, a purported shareholder class action lawsuit was filed in the Circuit Court of DuPage County, Illinois naming MDS, MDS’ directors, TBC Corporation and Gearshift Merger Corp. as defendants. The suit alleges, among other things, MDS’ directors breached their fiduciary duties and MDS, TBC Corporation and Gearshift Merger Corp. aided and abetted the directors’ alleged breaches of fiduciary duty in connection with MDS’ entry into the Merger Agreement. The plaintiffs seek to enjoin the transactions contemplated by the Merger Agreement and unspecified damages. The Company believes this lawsuit is without merit and intends to pursue a vigorous defense.

On March 20, 2012, a purported shareholder class action lawsuit was filed in the Court of Chancery of the state of Delaware naming MDS, MDS’ directors, TBC Corporation and Gearshift Merger Corp. as defendants. The suit alleges, among other things, MDS’ directors breached their fiduciary duties and TBC Corporation and Gearshift Merger Corp. aided and abetted the directors’ alleged breaches of fiduciary duty in connection with MDS’ entry into the Merger Agreement. The plaintiffs seek to enjoin the transactions contemplated by the Merger Agreement and unspecified damages. The Company believes this lawsuit is without merit and intends to pursue a vigorous defense.

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

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of derivative instruments is summarized as follows (in millions):

	As of December 31, 2011		As of January 1, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designed as hedging instruments
Interest rate contracts	Other liabilities	$1.5	Other liabilities	$1.8

Because the interest rate contracts have been designated as cash flow hedges and have been evaluated to be highly effective, there is no impact on the Consolidated Statement of Operations. The after-tax change in the fair value of these swaps is recorded in accumulated other comprehensive income as a gain or loss on derivative financial instruments.

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

No MDS customer accounted for more than 10% of the Company’s total sales and revenues in fiscal 2011, 2010 or fiscal 2009.

The following tables present financial information for each of the principal geographic areas in which the Company operates. Sales and revenues are attributed to geographic areas based on the location of customers.

	Sales and Revenues
Fiscal Year	2011	2010	2009
	(in millions)
North American Operations:
U.S.	$159.2	$167.6	$156.9
Canada	19.9	20.5	21.5

Total North America	179.1	188.1	178.4
International Operations	4.5	4.3	4.4

Total	$183.6	$192.4	$182.8

	Identifiable Assets
Fiscal Year End	2011	2010	2009
	(in millions)
North American Operations:
U.S.	$205.5	$215.7	$215.6
Canada	9.9	11.9	12.4

Total North America	215.4	227.6	228.0
International Operations	0.4	2.1	0.6

Total	$215.8	$229.7	$228.6

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) Selected Quarterly Financial Data (Unaudited)

Each quarter presented in the following table contains 13 weeks.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in millions, except per share data)
Fiscal 2011
Sales and revenues	$46.1	$47.7	$46.3	$43.5	$183.6
Franchised shops—occupancy expenses	5.7	5.8	5.9	5.9	23.3
Company-operated shop costs and expenses	18.0	17.8	16.8	15.1	67.7
Replacement part cost of sales	4.8	4.7	4.5	5.6	19.6
Warranty expense (benefit)	0.4	(0.4)	0.6	0.1	0.7
Selling, general and administrative expenses	12.3	13.4	12.8	12.3	50.8
Strategic review expenses	0.0	0.0	0.6	2.6	3.2
Asset impairment charge	0.0	0.0	0.0	0.5	0.5
Loss on sale of assets, net	0.2	0.4	0.5	0.0	1.1

Total operating costs and expenses	41.4	41.7	41.7	42.1	166.9

Operating income	4.7	6.0	4.6	1.4	16.7
Interest expense	(2.0)	(2.0)	(2.1)	(2.1)	(8.2)
Other income (expense), net	(1.2)	(0.1)	0.2	—	(1.1)

Income (loss) before taxes	1.5	3.9	2.7	(0.7)	7.4
Income tax expense (benefit)	0.6	1.8	1.3	(0.3)	3.4

Net income (loss)	$0.9	$2.1	$1.4	$(0.4)	$4.0

Earnings (loss) per share—diluted	$0.07	$0.15	$0.10	$(0.03)	$0.28

Fiscal 2010
Sales and revenues	$47.7	$49.3	$48.8	$46.6	$192.4
Franchised shops—occupancy expenses	5.5	5.4	5.7	5.9	22.5
Company-operated shop costs and expenses	20.0	21.0	20.9	19.1	81.0
Replacement part cost of sales	4.9	4.6	5.1	6.4	21.0
Warranty expense	0.2	0.4	0.3	—	0.9
Selling, general and administrative expenses	13.7	13.9	12.7	10.2	50.5
European arbitration award	—	—	—	25.5	25.5
(Gain) loss on sale of assets, net	(0.1)	—	0.2	(0.1)	—

Total operating costs and expenses	44.2	45.3	44.9	67.0	201.4

Operating income (loss)	3.5	4.0	3.9	(20.4)	(9.0)
Interest expense	(2.5)	(2.4)	(2.4)	(2.0)	(9.3)
Other income, net	0.2	—	0.1	—	0.3

Income (loss) before taxes	1.2	1.6	1.6	(22.4)	(18.0)
Income tax expense (benefit)	0.5	0.8	0.8	(6.7)	(4.6)

Net income (loss)	$0.7	$0.8	$0.8	$(15.7)	$(13.4)

Earnings (loss) per share—diluted	$0.05	$0.06	$0.06	$(1.14)	$(0.97)

The sum of earnings per share for the quarters may not equal the full year amount in each year due to the impact of changes in the average shares outstanding.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of changes in the Company’s business model over the past five years, the seasonality of the Company’s sales has been reduced. In fiscal 2011 and fiscal 2010 revenues by quarter were not significantly different.

Certain factors other than seasonality have impacted the Company’s quarterly net income and earnings per share and these are discussed in greater detail below.

Quarterly Variations—Fiscal 2011

MDS recorded costs associated with the strategic review announced August 11, 2011 of $0.6 million and $2.6 million, in the third and fourth quarters, respectively. In the fourth quarter the Company recorded a charge of $0.5 million because certain properties appraised in conjunction with the strategic review were valued at less than their respective carrying cost. Overall, the portfolio of 208 properties, with carrying costs of approximately $45.5 million, was appraised at approximately $104.9 million. In the second quarter the Company reduced its warranty liability by $0.9 million. In the fourth quarter the Company reduced its warranty liability by $0.3 million. Both reductions were the result of the Company’s change in estimate for the warranty reserves. Fourth quarter revenues and replacement part cost of sales were higher because of a seasonal increase in tire sales. Fourth quarter tire sales accounted for 30% of tire sales recorded for the year.

Quarterly Variations—Fiscal 2010

MDS incurred significant legal and other costs associated with the MESA arbitration of $0.8 million, $1.1 million and $0.8 million in the first, second and third quarters, respectively. An approximate $2.5 million recovery of these fees was granted by an arbitral tribunal in March 2011, and the Company recorded a corresponding credit to selling, general and administrative expense in the fourth quarter. In addition, the tribunal awarded a $25.5 million judgment against the Company that was recorded as an expense in the fourth quarter. In the second quarter MDS recorded incremental operating expenses of $0.2 million related to the vesting of certain restricted stock. Fourth quarter revenues and replacement part cost of sales were higher because of a seasonal increase in tire sales. Fourth quarter tire sales accounted for 29% of tire sales recorded for the year. In the fourth quarter the Company reduced its warranty liability by $0.3 million. The reduction was the result of the Company’s change in estimate for the warranty reserves.

(16) Acquisitions and Divestitures

The Company refranchised 25 company-operated Midas shops and one company-operated SpeeDee shop in fiscal 2011. The refranchising of these 26 company-operated shops resulted in a write-down of $0.9 million of intangible assets, which is included in the net loss on sale of assets of approximately $1.1 million. The Company opened two previously closed Midas shops and a previously closed SpeeDee shop as company-operated shops. In addition a company-operated Midas shop was closed at the expiration if its lease during fiscal 2011.

The Company acquired one franchised Midas shop from a Midas franchisee to be run as a company-operated shop for approximately $47,000, which generated approximately $35,000 of incremental trademark and customer list intangibles.

As a result of these actions, the total number of company-operated Midas and SpeeDee shops at the end of fiscal 2011 was 84 compared to 107 at the end of fiscal 2010.

In January 2010, MDS acquired 22 Midas shops from an existing Midas franchisee. MDS acquired these shops to be run as company-operated shops in connection with a settlement between the franchisee and the

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As a result of these actions, the total number of company-operated Midas and Speedee shops at the end of fiscal 2010 was 107, unchanged from the end of fiscal 2009. No net gain or loss was recorded on the acquisition or divestiture of company-operated shops in fiscal 2010.

(17) Subsequent Events

On March 12, 2012, MDS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TBC Corporation, a Delaware corporation (“TBC”) and Gearshift Merger Corp., a Delaware corporation and a wholly owned subsidiary of TBC (“Purchaser”). TBC is a subsidiary of Sumitomo Corporation of America. Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, Purchaser will commence a cash tender offer (the “Offer”) to acquire all of the outstanding shares of common stock of MDS, par value $0.001 per share (together with the associated preferred share purchase rights, the “Shares”), at a price of $11.50 per share in cash (the “Offer Price”), without interest and less any required withholding taxes.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, receipt of approval by the stockholders of MDS, Purchaser will merge with and into MDS, with MDS surviving as a wholly owned subsidiary of TBC (the “Merger”). At the effective time of the Merger, the Shares not purchased pursuant to the Offer (other than shares held by MDS, TBC, Purchaser, any subsidiary of TBC or by stockholders of MDS who have perfected their statutory rights of appraisal under Delaware law) will be converted into the right to receive an amount in cash equal to the Offer Price, without interest, and less any required withholding taxes. Under the terms of the Merger Agreement, at the time the Shares are accepted for purchase pursuant to the Tender Offer, all outstanding and unexercised options to purchase Shares will be deemed to vest. Under the terms of the Merger Agreement, each outstanding option or warrant to purchase Shares will be deemed exercised and cancelled, with each former holder thereof receiving an amount in cash equal to the excess, if any, of the Tender Offer Price over the exercise price thereof multiplied by the number of shares subject to such option or warrant.

MIDAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 14, 2012, the Company amended its credit agreement to exclude from the calculation of consolidated adjusted EBITDA up to $4.5 million in costs incurred in connection with the Company’s strategic review process during the second half of fiscal 2011 and the first half of fiscal 2012. In addition, the amendment allows the company to exclude from the calculation of consolidated adjusted EBITDA the $0.5 million in charges recorded in fiscal 2011 in connection with the write-down of certain real estate properties to their market value. This amendment is only effective for measurement periods after December 31, 2011.

On March 15, 2012, a purported shareholder class action lawsuit was filed in the Circuit Court of DuPage County, Illinois naming MDS, MDS’ directors, TBC Corporation and Gearshift Merger Corp. as defendants. The suit alleges, among other things, MDS’ directors breached their fiduciary duties and MDS, TBC Corporation and Gearshift Merger Corp. aided and abetted the directors’ alleged breaches of fiduciary duty in connection with MDS’ entry into the Merger Agreement. The plaintiffs seek to enjoin the transactions contemplated by the Merger Agreement and unspecified damages. The Company believes this lawsuit is without merit and intends to pursue a vigorous defense.

On March 20, 2012, a purported shareholder class action lawsuit was filed in the Court of Chancery of the state of Delaware naming MDS, MDS’ directors, TBC Corporation and Gearshift Merger Corp. as defendants. The suit alleges, among other things, MDS’ directors breached their fiduciary duties and TBC Corporation and Gearshift Merger Corp. aided and abetted the directors’ alleged breaches of fiduciary duty in connection with MDS’ entry into the Merger Agreement. The plaintiffs seek to enjoin the transactions contemplated by the Merger Agreement and unspecified damages. The Company believes this lawsuit is without merit and intends to pursue a vigorous defense.

In January 2012 the Company entered into a purchase agreement that will result in the purchase of five shops and other assets from a Midas franchisee in early 2012 for approximately $1.3 million. These will be run as company-operated shops. In January 2012, three of the shops were acquired; the two remaining shops are scheduled to be acquired in April 2012. The acquisition of these shops is expected to generate approximately $1.1 million in incremental goodwill andother intangibles.

(18) Business Transformation Charges

The company recorded business transformation charges of $3.2 million in fiscal 2009 as part of a multi-year plan to reposition the business, eliminate highly unprofitable company-operated shops, and reduce costs. No such charges were recorded in 2011 or 2010.

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