Form 10-K/A
period 2011-12-31
MIDAS INC
filed 2012-04-17
CIK 1046131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Midas, Inc. (“Midas”, “MDS” or the “Company”) Annual Report on Form 10-K for the fiscal year ending December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2012 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we will not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2011. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

ITEM 10

CURRENT BOARD AND MANAGEMENT

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant

Executive Officers of the Registrant

Information with respect to those individuals who serve as executive officers of the Company is set forth below.

Name	Age	Background

Alan D. Feldman Chairman, President and Chief Executive Officer	60	Mr. Feldman joined Midas as President and Chief Executive Officer in January 2003 and was named Chairman of the Board of Directors in May 2006. From 1994 through 2002, Mr. Feldman held senior management posts at McDonald’s Corporation. His most recent positions were President and Chief Operating Officer of McDonald’s Americas and President of McDonald’s USA. From 1983 to 1994, Mr. Feldman held financial and operational posts with the Pizza Hut and Frito-Lay units of Pepsico. In 1993 he was named Senior Vice President, Business Strategy, and Chief Financial Officer of Pizza Hut, and he served as Senior Vice President of Operations for Pizza Hut from 1990 to 1993. Mr. Feldman is also a director of Foot Locker, Inc. and John Bean Technologies Corporation.

William M. Guzik Executive Vice President and Chief Financial Officer	52	Mr. Guzik joined Midas in December 1999 and was named Senior Vice President and Chief Financial Officer in May 2001. He was named Executive Vice President of the Company in November 2006. From 1995 to 1999, Mr. Guzik served as Chief Financial Officer of Delray Farms, LLC, a start-up grocery retailer located in Chicago, Illinois. From 1993 to 1995, Mr. Guzik served as Vice President and Chief Financial Officer of JG Industries, Inc., a publicly-traded, diversified retailer. Prior to that, Mr. Guzik spent 11 years with Coopers & Lybrand, LLP.

Frederick W. Dow, Jr. Senior Vice President and Chief Marketing Officer	61	Mr. Dow joined Midas in June 2003. From October 2001 to March 2003, Mr. Dow was Senior Vice President, Marketing Programs and Sales, for Burger King Corporation. From December 2000 to October 2001, Mr. Dow served as Senior Vice President, Brand Management and Marketing Programs, for West Group, a provider of e-information solutions to the legal market. From September 1995 to December 2000, Mr. Dow served as Vice President, Marketing Programs and Worldwide Advertising, for Northwest Airlines.

Michael J. Gould Senior Vice President— Franchise Operations	55	Mr. Gould joined Midas in April 1980. In March 2009, Mr. Gould was named Senior Vice President, Franchise Operations. From August 2007 to March 2009, Mr. Gould served as Vice President Retail Operations and from January 2005 to August 2007, as Vice President of Midas’ company-operated shops business. Prior to January 2005, he held various positions in the Company’s franchise and company-operated shops operations.

Alvin K. Marr Senior Vice President, General Counsel & Secretary	46	Mr. Marr was named Senior Vice President, General Counsel and Secretary in March 2005. From 2001 to 2005, Mr. Marr served as Vice President, General Counsel and Secretary of Midas. Mr. Marr joined Midas in 1997 as Assistant General Counsel and Assistant Secretary. From 1990 to 1997, Mr. Marr practiced law with the firm of Holleb & Coff in Chicago, IL.

Name	Age	Background

Audrey L. Gualandri Vice President—Controller	46	Ms. Gualandri joined Midas in June 2004 as the Director of Internal Audit. From November 2009 to August 2010, she held the position of Director of Accounting. She was named Vice President and Controller in August 2010. Prior to joining the Company, Ms. Gualandri held various positions with several companies, including Ameritech and two public accounting firms. Ms. Gualandri is a Certified Public Accountant.

All of our officers are appointed by the Board and hold their respective offices until their respective successors have been appointed, or their earlier death, resignation or removal by the Board.

Current Directors

The following table sets forth biographical information as of March 28, 2012, regarding our current directors, as well as information regarding experience, qualifications, attributes or skills that contribute to such person’s ability to serve as a director. The terms of Mr. Gilbert and Ms. Routson expire in 2012; the terms of Dr. Dykes and Mr. Feldman expire in 2013; and the terms of Mr. Bindley and Mr. Schoeberl expire in 2014.

Name	Director Since	Age	Principal Occupation and Directorships
Jarobin Gilbert, Jr.	1998	66	Mr. Gilbert is President and Chief Executive Officer of DBSS Group, Inc., a management, planning and international trade advisory firm. He has served in that capacity since the company’s inception in 1990. Mr. Gilbert is a director of Foot Locker, Inc., where he is a member of the Audit Committee and chair of the Retirement Planning Committee and a member of the Nomination and Governance Committee. In addition, Mr. Gilbert was formerly the Chairman and Chief Executive Officer of the Atlantic Mutual Companies and was formerly a director of PepsiAmericas, Inc., where he was a member of the Governance and Finance Committee and chair of the Audit Committee. He also serves on the board of the Harlem Partnership and is a member of the American Council on Germany and a permanent member of the Council on Foreign Relations, a nonpartisan national membership organization dedicated to improving the understanding of U.S. foreign policy and international affairs. Mr. Gilbert has longstanding experience in international business matters.

Diane L. Routson	2003	55	Ms. Routson is a Senior Member of Executive Staff of Computer Sciences Corporation, a business and technology consulting, outsourcing and systems integration company. She was formerly Senior Vice President and Chief Financial Officer of MTL Insurance Company, the principal operating subsidiary of Mutual Trust Holding Company of Oak Brook, Illinois. She served in that capacity from 1995 to 2005. Ms. Routson has extensive experience in corporate finance and accounting, financial management, reporting and control procedures and developing and implementing technology strategies to increase operational efficiencies and enhance controls.

Archie R. Dykes	1998	81	Dr. Dykes is a director of Raytech Corporation and Arbor Realty Trust, Inc. He served as Lead Director of the Board of Directors of PepsiAmericas, Inc. from 2004 to March 2010, and as Chairman of the Board and Chief Executive Officer of Fleming Companies, Inc., Dallas, Texas (now called CoreMark International) from March 2003 to September 2004. From 1988 to 2004, he was Chairman of Capital City Holdings, Inc., a private venture capital organization. He also served as Chairman and Chief Executive Officer of the Security Benefit Group of Companies from 1980 through 1987, and as Chancellor of the University of Kansas from 1973 to 1980. Before that, he was Chancellor of the University of Tennessee. Dr. Dykes is also a member of the Board of Trustees of the Kansas University Endowment Association. He formerly served as Vice Chairman of the Commission on the Operation of the United States Senate and as a member of the Executive Committee of the Association of American Universities. Dr. Dykes has extensive experience in corporate finance and managing public and private companies, as well as considerable knowledge of institutional education, employee motivation, and the government regulatory environment.

Name	Director Since	Age	Principal Occupation and Directorships

Alan D. Feldman	2003	60	Mr. Feldman joined Midas as President and Chief Executive Officer in January 2003. He was named Chairman of the Board of Directors in May 2006. From 1994 through 2002, Mr. Feldman held senior management posts at McDonald’s Corporation. His most recent positions were President and Chief Operating Officer of McDonald’s Americas and President of McDonald’s USA. From 1983 to 1994, Mr. Feldman held financial and operational posts with the Pizza Hut and Frito-Lay units of Pepsico. In 1993, he was named Senior Vice President, Business Strategy, and Chief Financial Officer of Pizza Hut, and he served as Senior Vice President of Operations for Pizza Hut from 1990 to 1993. He is also a director of Foot Locker, Inc. and John Bean Technologies Corporation. Mr. Feldman has extensive experience in the franchising industry, retail sales, corporate finance and accounting, and strategic planning.

Thomas L. Bindley	1998	68	Mr. Bindley is President of Bindley Capital Corporation, a private consulting firm, which he founded in 1998. From 1998 to 2006, Mr. Bindley served as director and member of the Audit Committee, Joint Transaction Committee and Nominating and Corporate Governance Committee for the Lincoln National Income Fund, Inc., a closed-end fund publicly traded on the New York Stock Exchange. From 1998 to 2005, he also served as director and member of the Audit Committee, Joint Transaction Committee and Nominating and Corporate Governance Committee for the Lincoln National Convertible Securities Fund, Inc., a closed-end fund publicly traded on the New York Stock Exchange. From 1992 to 1998, Mr. Bindley served as Executive Vice President and Chief Financial Officer of Whitman Corporation. Prior to joining Whitman, Mr. Bindley served in a similar capacity with Square D Company from 1986 to 1991. During the previous eight years, he held several executive positions with McGraw Edison Company, including Senior Vice President—Finance and Vice President and Treasurer. He also serves as a director of Junior Achievement of Chicago and as a member of the Board of Trustees of the American Bible Society. Mr. Bindley has extensive experience in business and financial strategic planning, corporate finance, acquisitions and divestitures, manufacturing, and distribution in publicly-held industrial, commercial and consumer product companies.

Robert R. Schoeberl	1998	76	Mr. Schoeberl is the Lead Director of our Board of Directors and presides over all executive sessions. Mr. Schoeberl retired in 1994 as Executive Vice President and Member of the Executive Committee of Montgomery Ward, a mass retailer of consumer products. Prior to joining Montgomery Ward, he was Senior Vice President of Sales and Marketing at GNB Automotive Batteries from 1982 to 1985. Mr. Schoeberl also served as a director and Audit Committee member of TBC Corporation, a division of Sumitomo Corporation from 1996 to January 2012. He is a member of the Board of Trustees at Mount Mercy University and the Automotive Aftermarket Foundation. Mr. Schoeberl has extensive experience in the franchising and automotive retail industries, and has considerable knowledge of operations, purchasing, manufacturing, sales, marketing, and executive management.

There are no family relationships among any of our directors, executive officers or persons nominated to become a director or executive officer.

CORPORATE GOVERNANCE

Meetings and Committees of the Board

The Board is responsible for the oversight of the management of Midas. The Board meets on a regular basis to review Midas’ operations, strategic and business plans, acquisitions and dispositions, and other significant developments affecting Midas, and to act on matters requiring approval of the Board. The Board also holds special meetings when important matters require Board action between scheduled meetings. Members of senior management are regularly invited to Board meetings to discuss the progress of and future plans relating to their areas of responsibility.

The Board met 17 times in 2011. Each director attended at least 75% of the meetings of the Board and the Committees on which that director served. Each director also attended the 2011 Annual Meeting of Stockholders. It is the Company’s policy that all directors attend the Annual Meeting of Stockholders.

Also as required under the rules of the New York Stock Exchange, the independent non-management members of the Board hold regularly scheduled executive sessions. The Lead Director of the Board, Robert R. Schoeberl, serves as the presiding director of all such executive sessions.

Interested parties may communicate directly with the non-management directors by contacting the Chairman of the Audit and Finance Committee of the Board (on an anonymous basis, if desired) in the manner set forth in Midas’ Corporate Code of Ethics.

To facilitate independent director review, the Board has established an Audit and Finance Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. All of our independent directors are members of these Committees. The respective Chairperson for each Committee is as follows: Jarobin Gilbert, Jr.—Audit and Finance Committee; Thomas L. Bindley—Compensation Committee; and Archie R. Dykes—Nominating and Corporate Governance Committee.

The Company has also adopted written charters for its Audit and Finance, Compensation, and Nominating and Corporate Governance Committees, and Corporate Governance Guidelines, all of which are posted on the Company’s website at www.midas.com. Stockholders may request a free copy of the charters and guidelines from the address or telephone number set forth above.

On June 27, 2011 MDS submitted its Section 303A Annual Written Affirmation to the New York Stock Exchange (“NYSE”), including the CEO certification regarding the Company’s compliance with the NYSE corporate governance listing standards, in accordance with the NYSE rules.

The Audit and Finance Committee operates under a formal charter adopted by the Board, a copy of which is available on Midas’ website located at www.midasinc.com. The charter is consistent with the requirements of the New York Stock Exchange’s listing standards. The Audit and Finance Committee has the ultimate authority to select and evaluate Midas’ external auditors and any outside firm performing internal audit functions. The Committee reviews with the external auditors and approves the audit report of Midas as prepared by its external auditors, the plan and scope of the audit, and the audit and any non-audit fees paid to the external auditors. The Committee also assures the independence of the external auditors, monitors the adequacy of reporting and internal controls, and meets periodically with internal and external auditors. In addition, Midas’ internal audit function reports to the Committee. The Committee reviews Midas’ internal audit reports, Quarterly Reports on Form 10-Q, Annual Report on Form 10-K and Proxy Statement and reports its findings and recommendations to the Board for appropriate action. The Committee also oversees the financial affairs of Midas.

As required by the rules of the New York Stock Exchange, all members of the Committee are independent, as such term is defined in the New York Stock Exchange’s listing standards, and under the heightened independence standard required for audit committee members by Rule 10A-3 under the Securities Exchange Act of 1934, as amended. In addition, the Committee has determined that one of its members, Diane L. Routson, qualifies as an “audit committee financial expert,” as such term is defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the applicable Securities and Exchange Commission regulations promulgated thereunder. The Committee met four times in 2011.

The Compensation Committee operates under a formal charter adopted by the Board, a copy of which is available on Midas’ website located at www.midasinc.com. The Compensation Committee oversees the compensation policies of Midas, reviews and recommends to the Board employee incentive plans, determines the compensation of the Chief Executive Officer, reviews and/or approves other officers’ salaries, approves significant changes in salaried employee benefits, and recommends to the Board such other forms of remuneration as it deems appropriate. The Committee also monitors the activities of the Corporate Benefits Committee of the Midas Benefit Programs.

As required by the rules of the New York Stock Exchange, all members of the Committee are independent, as such term is defined in the New York Stock Exchange’s listing standards.

The Committee met three times in 2011. The Committee’s report is on page 13. Additional information on the Committee’s processes and procedures for consideration of executive compensation is provided in the Compensation Discussion and Analysis section of this Form 10-K/A.

The Nominating and Corporate Governance Committee operates under a formal charter adopted by the Board, a copy of which is available on Midas’ website located at www.midasinc.com. The Nominating and Corporate Governance Committee oversees the broad range of issues surrounding the composition and operation of the Board, including identifying individuals qualified to become Board members, recommending director nominees to the Board, and recommending to the Board a set of corporate governance principles applicable to Midas. The Committee also provides assistance to the Board in the areas of: Board Committee selection and rotation practices; evaluation of the overall effectiveness of the Board, its Committees, individual directors and Midas management; and review and consideration of developments in corporate governance practices.

The Committee evaluates director nominees recommended by stockholders in the same manner in which it evaluates other director nominees. The Committee has established selection criteria and priorities that identify desirable experience, qualifications, attributes, and skills for prospective Board members, including those properly nominated by stockholders. Such criteria and priorities are set forth in Midas’ Corporate Governance Guidelines, as may be modified from time to time by the Committee. The Board, with the assistance of the Committee, selects potential new Board members using these criteria and priorities.

Desired personal qualifications for potential director nominees include: the intelligence, integrity, strength of character and sense of timing required to assess and challenge the way things are done and to recommend alternative solutions to problems; the independence necessary to make an unbiased evaluation of management performance and to effectively carry out responsibilities of oversight; an awareness of both the business and social environment in which Midas operates; and the commitment, sense of urgency and spirit of cooperation that will enable him or her to interface with other Board members in directing the future, profitable growth of Midas.

Desired experience qualifications for potential director nominees include: a senior executive or leadership role with a major business organization (although equivalent relevant experience from other backgrounds, such as legal, academic and government or other non-profit, as well as higher potential senior level business executives, may also be considered); proven records of accomplishment and preferably experience as a board member of an independent public company; first-hand experience with international operations; a working knowledge of corporate governance issues and the appropriate role of a board of directors; exposure to the numerous programs a corporation employs relative to creating stockholder value, while balancing the needs of all stakeholders; and absence of employment or affiliation with organizations that engage in competitive lines of business or other conflicts of interest, unless specifically approved by the Board. The composition, skills, and needs of the Board may change over time and will be considered in establishing the desirable profile of candidates for any specific Board opening.

The Committee seeks to include on the Board a complementary mix of individuals with diverse backgrounds and skills reflecting the broad set of challenges that the Board confronts. These individual qualities can include matters such as experience in the company’s industry, financial or technical experience, experience gained in situations comparable to the Company’s, leadership experience, and relevant geographical and regulatory experience. The Company does not have a specific written policy regarding Board diversity as it relates to the selection of nominees for the Board. However, it is the Committee’s position that, although diversity and variety of experiences and viewpoints represented on the Board should always be considered, a director nominee should not be chosen nor excluded solely or largely because of race, color, gender, national origin, or sexual orientation or identity. In selecting a director nominee, the Committee focuses on skills, expertise and/or background that would complement the existing Board, recognizing that the Company’s businesses and operations are diverse in nature. The Company’s current directors come from diverse backgrounds, including franchising, manufacturing, retail, financing, education and technology.

The Committee will consider candidates recommended by directors, stockholders and management, provided that appropriate information with respect to the suggested candidate(s) is presented to the Committee for evaluation. Recommendations concerning individuals proposed for consideration should be addressed to Midas’ Corporate Secretary at Midas, Inc., 1300 Arlington Heights Road, Itasca, Illinois 60143. Each recommendation should include a personal biography of the suggested nominee, an indication of the background or experience that qualifies the person for consideration, and a statement that the person has agreed to serve on the Board if nominated and elected. Shareholders who themselves wish to effectively nominate a person for election to the Board, as contrasted with recommending a potential nominee to the Committee for its consideration, are required to comply with the advance notice and other requirements set forth in Midas’ By-Laws. The Committee evaluates potential director nominees recommended by stockholders in the same manner in which it evaluates other potential director nominees.

As required by the rules of the New York Stock Exchange, all members of the Committee are independent, as such term is defined in the New York Stock Exchange’s listing standards. The Committee met two times in 2011.

CODE OF ETHICS

In compliance with the requirements of the Sarbanes-Oxley Act of 2002, as promulgated through Securities and Exchange Commission regulations, and the New York Stock Exchange’s listing standards for companies listed on the New York Stock Exchange, Midas has adopted Corporate Governance Guidelines, a Corporate Code of Ethics, and Related Person Transaction Policies and Procedures for its directors, officers and other employees. Each of the foregoing documents is posted on Midas’ website located at www.midasinc.com and is available in print to any stockholder that requests it. Any waivers granted to executive officers or directors under, and any amendments to, Midas’ Corporate Code of Ethics will also be promptly posted by Midas on its website. Stockholders may request a free copy of the code of ethics from:

Alvin K. Marr

Corporate Secretary

Midas, Inc.

1300 Arlington Heights Road

Itasca, IL 60143

Telephone: (630) 438-3000

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of Midas and persons who own more than 10% of the common stock of Midas to file with the SEC initial reports of beneficial ownership and reports of changes in ownership of the common stock of Midas. Such directors, executive officers and 10% stockholders are required to furnish to Midas copies of all Section 16(a) reports that they file.

To Midas’ knowledge, based solely on a review of the copies of such reports furnished to Midas and written representations that no other reports were required during the fiscal year ended December 31, 2011, its directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of our Board of Directors (the “Committee”) has responsibility for establishing, implementing, and monitoring the Company’s adherence with its compensation philosophy. Among other things, the Committee works to ensure that the total compensation paid to the Company’s Chief Executive Officer and to its other executive officers, including those named in the Summary Compensation Table below, is fair, reasonable, and competitive. For purposes of this analysis, the executive officers named in the Summary Compensation Table below, including the Chief Executive Officer, are referred to as the “named executive officers.”

The Committee’s responsibilities include authorizing all salary increases for all named executive officers, as well as approving the formula, performance goals and awards under the Company’s Annual Incentive Compensation Plan and its stockholder-approved Amended and Restated Stock Incentive Plan (as originally adopted in 1997, and as most recently amended and restated in 2010).

Compensation Philosophy and Objectives

The Committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company, and that aligns executives’ interests with those of the Company’s stockholders, with the ultimate objective of enhancing stockholder value. It is also one of the Committee’s primary objectives with respect to executive compensation to enable the Company to attract and retain the most talented and dedicated executives possible by ensuring that the compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of companies with whom we may compete for executive talent. To that end, the Committee believes that executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that reward performance as measured against established goals, while simultaneously encouraging retention of the executives.

In order to achieve these objectives, the Committee has implemented and maintains compensation plans that tie a substantial portion of the executives’ overall compensation to the Company’s overall financial performance (as measured by key performance metrics such as adjusted operating income and comparable shop retail sales), as well as key strategic goals developed by the Company’s senior management team and approved by the Board.

The Company’s salary policies and executive compensation plans are expressly constituted to encourage and reinforce individual and collective performance leading to increased stockholder value. The Company’s executive compensation program also seeks to align short-term and long-term executive compensation opportunities with the interests of stockholders. The Company’s Annual Incentive Compensation Plan provides for cash bonuses and focuses on achievement of the Company’s annual financial targets, as measured by adjusted operating income and comparable shop retail sales. Grants of equity awards under the Company’s Amended and Restated Stock Incentive Plan are designed to reward creation of stockholder value over the longer term.

Role of Executive Officers in Compensation Decisions

The Chief Executive Officer makes recommendations to the Committee regarding equity awards and non-equity compensation for all executives other than himself. However, it is the Board of Directors, upon recommendation of the Committee, that makes all final compensation decisions regarding the Company’s executives other than the Chief Executive Officer. The independent directors, upon recommendation of the Committee, make all final compensation decisions regarding the Company’s Chief Executive Officer.

The Chief Executive Officer annually reviews the performance of each named executive officer (other than the Chief Executive Officer, whose performance is reviewed annually by the Committee). The conclusions reached based upon these reviews, including with respect to recommended base salary adjustments and annual award amounts, are then presented to the Committee and the Board of Directors for approval. The Committee and the Board can exercise their discretion in modifying any adjustments or awards to executives recommended by the Chief Executive Officer.

Setting Executive Compensation

Based on the philosophy and objectives outlined above, the Committee has structured the Company’s annual and long-term incentive-based cash and non-cash executive compensation to motivate executives to achieve the financial and operational goals set by the Company and to reward the executives for achieving such goals. The Committee has not retained a compensation consultant to review its policies and procedures with respect to executive compensation. Nonetheless, the Company has, from time to time, retained the services of Towers Watson (formerly Watson Wyatt Worldwide), an outside executive compensation consulting firm, to provide insight and advice regarding current trends in the area of executive compensation. In 2010, the Company retained Towers Watson to provide compensation-related market data for the Company’s officers, including the named executive officers. The Towers Watson study utilized blended general industry and retail survey data to analyze the Company’s executive compensation levels on the basis of two different sales revenue scopes—namely, $200 million (which approximates the Company’s annual revenues) and $1 billion (which approximates the system-wide retail sales of the Company’s franchised retail network in the U.S. and Canada). The market data did not identify the names of any companies that were used in the survey.

In determining the appropriate compensation packages for the Company’s named executive officers, the Committee reviews, on an annual basis, tally sheets which summarize each executive’s past and present compensation, including equity and non-equity based compensation, and potential accumulation of wealth pursuant to the Company’s compensation and benefit plans. Other internal and external factors, such as internal pay equity within the Company, are also reviewed and considered by the Committee when establishing each named executive officer’s annual compensation package.

Consistent with the compensation philosophy mentioned above, a significant percentage of total executive compensation is allocated to incentives. Income from incentive compensation is realized as a result of the performance of the Company or the executive, depending on the type of award, compared to established corporate or individual goals. The Company does not have any pre-established policy for the allocation between annual executive compensation, on the one hand, and long-term incentive-based executive compensation, on the other hand. Similarly, the Company does not have any pre-established policy for the allocation between cash and non-cash, or short-term and long-term, incentive compensation. Rather, the Committee periodically reviews compensation survey data and general market trends to determine the appropriate level and mix of annual and incentive-based compensation to be paid to each named executive officer. Incentive compensation and equity awards are currently targeted at the following percentages of base salary:

	Cash-based Incentive Compensation (as a percentage of base salary)	Equity Awards (as a percentage of base salary)(a)
Chief Executive Officer	90%	200%
Executive Vice President	60%	150%
Senior Vice President	50%	100%
Vice President	35%	50%

(a)	The value of option grants is based upon the estimated fair value of the grants calculated using the Black-Scholes valuation model. The value of restricted shares is determined using the fair market value of Company Common Stock based on the closing price of such Company Common Stock on the New York Stock Exchange on the date of grant.

The actual awards are made at the discretion of the Committee and may be higher or lower than the above targets.

The Committee continually assesses the consistency of the Company’s executive compensation program with the Committee’s philosophy and objectives, the Company’s business strategy, and general market practices.

Elements of Compensation

For fiscal year 2011, the principal compensation for the named executive officers consisted of the following elements:

•	base salary;

•	cash-based incentive compensation;

•	long-term equity incentive compensation;

•	retirement and other benefits; and

•	perquisites and other personal benefits.

Base Salary

The Company provides named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. Base salaries for the Company’s executives are established based on the level and scope of their accountability and responsibility for the performance of the Company with respect to policy-making and execution. In establishing executives’ base salaries, the Committee also takes into account the Company’s actual experience in the hiring of senior executives who have been recruited from similar positions in the industry, as well as compensation survey data gathered from various sources, when deemed necessary and appropriate. Base salary levels for all other salaried employees of the Company are also determined pursuant to both recent hiring experience and compensation survey data gathered from various sources. However, salary levels are not based exclusively on a formula. Rather, salary levels are derived from each position’s required skills and responsibilities, as compared to the average salary levels of like positions within other companies, as provided through various relevant independently generated sources.

The Committee generally sets executive base salaries based on the experience and skill level of the individual in question and market factors. The Committee also considers a number of criteria in establishing and adjusting the base salary of a particular executive officer, including, among other things, recent hiring experience, individual performance, individual experience and longer term potential.

The performance of each executive officer is evaluated annually following the close of the fiscal year so that each executive’s performance can be assessed within the context of the Company’s performance against its financial and strategic goals for the year. Individual performance is evaluated based on the specific responsibilities and accountabilities of the executive, the value of the services provided, the executive’s management skills and experiences, and the individual’s contribution to the performance and profitability of the Company. Base salary adjustments for officers, other than the named executive officers, during fiscal year 2011 averaged approximately 2.5%. Due to the continuing weak economy and the negative impact on Midas’ results of operations, the base salaries for the named executive officers were unchanged in fiscal year 2011, with the exception of the Senior Vice President, Franchise Operations, who received a base salary increase of approximately 2%, and the Senior Vice President, General Counsel and Secretary, who received a base salary increase of approximately 2%. Furthermore, on November 8, 2010, with the concurrence of the Compensation Committee, the Chief Executive Officer voluntarily reduced his base salary by 10% in order to better align his executive compensation level with those of similarly situated executives at domestic companies with retail sales levels comparable to those of the Company’s franchised retail network. This reduction became effective as of January 1, 2011.

Cash-Based Incentive Compensation

The Committee has the authority to award annual incentive bonuses to the Company’s officers. Each named executive officer receives his annual incentive bonus pursuant to the Company’s Annual Incentive Compensation Plan. Each year’s Annual Incentive Compensation Plan is established, and the bonuses paid pursuant thereto are made, under the Company’s stockholder-approved Amended and Restated Stock Incentive Plan, which provides for cash performance awards.

Annual incentive bonuses are intended to compensate officers for the Company’s achievement of stated corporate goals, as well as for each officer’s achievement of individual performance objectives. These objectives vary depending on the individual officer, but generally relate to or otherwise support the key strategic corporate goals established by the Company for the fiscal year in question. The structure of the Annual Incentive Compensation Plan for each year, including the incentive formula, the performance measures, and the corporate and individual targets and objectives thereunder, are established and approved by the Committee during the first quarter of the year to which the bonuses relate.

The actual amount of each named executive officer’s bonus under the Annual Incentive Compensation Plan, other than the Chief Executive Officer’s, is determined based on the Chief Executive Officer’s recommendations, as well as the Committee’s review of the Company’s level of achievement of the stated corporate goals and the named executive officer’s achievement of his individual performance objectives for that year. This review is typically conducted during the first quarter following the completion of the fiscal year to which the bonus relates. Annual incentive bonuses are ordinarily paid in a single installment immediately following this review.

Each named executive officer is eligible for an annual incentive bonus up to an amount equal to a specified percentage of such executive’s base salary. Target amounts payable under the Annual Incentive Compensation Plan are proportionate to each executive officer’s accountability for the Company’s business plans. Under the Annual Incentive Compensation Plan for 2011 (the “2011 Plan”), the Committee targeted bonus amounts to be paid at (a) 35% of base salary for each of the Company’s Vice Presidents, (b) 50% of base salary for each of the Company’s Senior Vice Presidents, (c) 60% of base salary for the Company’s Executive Vice President, and (d) 90% of base salary for the Company’s Chief Executive Officer. The Committee fixed the maximum payout for any officers’ annual incentive bonus under the Annual Incentive Compensation Plan at 150% of the participant’s targeted bonus. For a more detailed description of the 2011 Plan and its specific components, including a discussion regarding each named executive officer’s achievement of his respective objectives under the Individual Objectives Component of the 2011 Plan, please see the discussion following the table appearing in the section entitled “Grants of Plan-Based Awards” below.

Similar to the 2011 Plan, the Annual Incentive Compensation Plan for 2012 (the “2012 Plan”) consists of three components: (1) a total corporate objectives component, which represents 50% of the 2012 Plan’s potential bonus payout (the “2012 Operating Income Component”), (2) a North American comparable shop retail sales increase component, which represents 20% of the 2012 Plan’s potential bonus payout (the “2012 Retail Sales Component”), and (3) an individual objectives component, which represents the remaining 30% of the 2012 Plan’s potential bonus payout (the “2012 Individual Objectives Component”).

Bonus awards pursuant to the 2012 Operating Income Component of the 2012 Plan are based upon the Company’s achievement of an adjusted operating income target of $24,528,000 (the “2012 Financial Target”). “Adjusted operating income” is calculated as GAAP operating income adjusted to exclude the impact of bonus accruals, restricted stock amortization expense, costs related to the expensing of stock options, gains and losses on asset sales, and restructuring costs. In addition, the 2012 Operating Income Component contains a “2 for 1” enhancement feature whereby, for each 1% (or pro rata portion thereof) over the 2012 Financial

Target achieved by the Company, an additional 2% (or corresponding pro rata portion thereof) is added to the target bonus award under the 2012 Operating Income Component. Similarly, for each 1% (or pro rata portion thereof) that the Company falls short of the 2012 Financial Target, the target bonus award under the 2012 Operating Income Component is reduced by 2% (or corresponding pro rata portion thereof). The 2012 Plan specifically provides that no bonus awards are to be paid pursuant to the 2012 Operating Income Component unless the Company achieves at least 80% of the 2012 Financial Target (the “2012 Financial Target Threshold”).

Bonus awards pursuant to the 2012 Retail Sales Component of the 2012 Plan are based upon the Company’s achievement of a 2% comparable shop retail sales increase in North America for 2012 (the “2012 Sales Target”). The 2012 Retail Sales Component also contains an enhancement feature whereby, for each 1% (or pro rata portion thereof) over the 2012 Sales Target achieved by the Company in North America, an additional 10% (or corresponding pro rata portion thereof) will be added to the target bonus award payable thereunder (up to a maximum of 130% of target). Similarly, for each 1% (or pro rata portion thereof) that the Company falls short of the 2012 Sales Target, the target bonus award under the 2012 Retail Sales Component will be reduced by 10% (or corresponding pro rata portion thereof), with no payout if there is less than a 1% increase in comparable shop retail sales in North America (the “2012 Sales Target Threshold”). The 2012 Plan specifically provides that no bonus awards are to be paid pursuant to the 2012 Retail Sales Component if the Company fails to achieve the 2012 Financial Target Threshold under the 2012 Operating Income Component.

Each participant’s objectives under the 2012 Individual Objectives Component of the 2012 Plan are established in advance by mutual agreement of the participant and his or her direct supervisor (or the Committee, in the case of the Chief Executive Officer) and must align with, and otherwise support and/or advance, the Company’s overall business strategy. The Committee has the authority to award a participant in excess of 100% of his or her target bonus payout under the 2012 Individual Objectives Component (subject to a maximum cap of 150%) in order to recognize a participant’s extraordinary achievement of his or her objectives under the 2012 Individual Objectives Component. Bonus awards pursuant to the 2012 Individual Objectives Component are not contingent upon the Company’s achievement of the 2012 Financial Target Threshold or the 2012 Sales Target Threshold.

Also similar to the 2011 Plan, the overall bonus target levels under the 2012 Plan are: (a) 35% of base salary for each of the Company’s Vice Presidents, (b) 50% of base salary for each of the Company’s Senior Vice Presidents, (c) 60% of base salary for the Company’s Executive Vice President, and (d) 90% of base salary for the Company’s Chief Executive Officer (subject to the above-described enhancement features under the 2012 Operating Income Component and the 2012 Retail Sales Component and the potential for extraordinary achievement under the 2012 Individual Objectives Component). The 2012 Plan provides for a maximum cap of 150% of a participant’s overall target bonus level, notwithstanding the above-described features.

The Committee oversees the 2012 Plan. All bonus awards made pursuant to the 2012 Plan are subject to the Committee’s approval. In addition, the Committee has sole authority to determine whether the 2012 Financial Target Threshold and the 2012 Sales Target Threshold have been achieved by the Company and, if so, the applicable bonus award percentages under the 2012 Operating Income Component and the 2012 Retail Sales Component resulting from the enhancement features described above. The 2012 Plan also provides the Committee with the authority to include or exclude extraordinary or unusual items in determining the level of achievement of the 2012 Financial Target and the 2012 Sales Target.

Long-Term Equity Incentive Compensation

The Committee believes that stockholder value is enhanced through an ownership culture that encourages long-term performance by the Company’s officers through the use of stock-based awards. In furtherance of this philosophy, the Company has adopted, and the Company’s stockholders have approved, the Amended and Restated Stock Incentive Plan, which permits the grant of “incentive stock options” (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), nonqualified stock options (with or without stock appreciation rights), restricted stock awards, performance awards, or any combination of the foregoing. Incentive stock options and nonqualified stock options are granted at exercise prices equal to the closing market price on the date of grant.

The Amended and Restated Stock Incentive Plan is designed to, among other things, directly align the interests of the Company’s officers and other key employees with those of its stockholders by rewarding the creation of stockholder value over the longer term. General stock option and restricted stock award grant guidelines have been established based on competitive practices of similarly-situated general industry and other retail companies, the applicable employee’s position, and the ability of the applicable employee to influence longer-term operating performance. In making grants of stock options and/or restricted stock awards, the Committee considers the targeted levels of equity awards for each employee level as shown in the table appearing on page 8 of this Form 10-K/A, the recommendations of the Chief Executive Officer for all employees (other than the Chief Executive Officer), the level of stock options and/or restricted stock awards previously granted to the applicable employee, the performance of the Company, as well as the performance of the employee. It is the Committee’s belief that stock option and restricted stock award grants provide the Company’s employees with a significant interest in the creation of stockholder value through long-term growth in the price of the Company Common Stock.

The Company does not have any pre-established policy regarding the proper mix of stock options and restricted stock awards to use for compensation of its employees. Instead, the Committee will consider compensation survey data and general market trends when determining the appropriate long-term equity incentive compensation to be provided by the Company to its employees, including the named executive officers, for any given year. The Committee has, in recent years, targeted the mix of options and restricted stock at approximately 40% stock options and 60% restricted stock awards (based upon the estimated fair value of the grants). As noted below, a portion of the restricted stock awards for those years was subject to purely performance-based vesting. The Committee continues to consider the mix of stock options, restricted stock awards with performance-based vesting and restricted stock awards with time-based vesting in order to strike the proper balance between (i) rewarding the creation of stockholder value through long-term stock price appreciation, (ii) minimizing stockholder dilution due to equity awards, and (iii) promoting retention of the employee through time-based vesting of options and restricted stock.

The annual awards under the Amended and Restated Stock Incentive Plan are typically granted on the date of the Board of Directors meeting that coincides with the Annual Meeting of Stockholders. This date has historically been within approximately one week following the Company’s earnings release for its then most recently completed fiscal quarter.

Options and Restricted Stock. The Committee makes stock option and restricted stock award grants to eligible employees on an annual basis pursuant to the Amended and Restated Stock Incentive Plan. The Committee may also, in its discretion, grant stock options and restricted stock awards to an employee at the commencement of his or her employment and, occasionally, following a significant change in an employee’s job responsibilities, or otherwise to meet other special retention or performance objectives. The Committee reviews and approves stock option and restricted stock award grants to the employees (including the named executive officers other than the Chief Executive Officer) based upon the recommendations of the Company’s Chief Executive Officer, as well as a review of competitive compensation data, an assessment of individual performance, a review of each employee’s existing long-term incentives, and retention considerations. In 2011, the named executive officers were granted stock options and restricted stock awards in the amounts indicated in the section entitled “Grants of Plan-Based Awards” below.

Stock options granted to employees in fiscal year 2011 have an exercise price equal to the fair market value of the Company Common Stock on the date of grant. In addition, these option grants vest 25% per annum based upon continued employment over a four-year period, and expire 10 years after the date of grant. In the event of the applicable employee’s retirement, all then-unvested stock options granted in 2011 immediately and automatically lapse.

Restricted stock awards granted to officers in fiscal year 2011 were made pursuant to two separate tranches. The restricted stock award grants under the first tranche are time-based awards which vest in four equal annual installments commencing on the first anniversary of the date of grant. The restricted stock award grants under the second tranche are performance-based awards which are subject to vesting in 5% increments up to 50% of all such restricted shares on each anniversary of the date of grant based upon the Company’s achievement of certain percentages of increase in the CAGR of Adjusted Cash Flow Per Share (as defined below) during the applicable annual measurement period, as follows:

CAGR of Adjusted Cash Flow Per Share	Vesting Percentage
Less than 2.0%	0%
2.0% to 2.9%	10%
3.0% to 3.9%	15%
4.0% to 4.9%	20%
5.0% to 5.9%	25%
6.0% to 6.9%	30%
7.0% to 7.9%	35%
8.0% to 8.9%	40%
9.0% to 9.9%	45%
10.0% or more	50%

For purposes of the performance-based restricted stock award grants, “CAGR of Adjusted Cash Flow Per Share” is defined as the compound annual growth rate (expressed as a percentage) in Adjusted Cash Flow Per Share (as defined below) for the applicable annual measurement period, calculated relative to Adjusted Cash Flow Per Share for the trailing twelve (12) fiscal months ending on the last day of the first fiscal quarter for each of 2012, 2013 and 2014. “Adjusted Cash Flow Per Share,” for purposes of the foregoing definition, is defined as the Company’s operating income or loss for the applicable annual measurement period, as reported by the Company on a GAAP basis, plus (i) depreciation and amortization, (ii) stock based compensation expense, (iii) business transformation expense, and (iv) losses on sale of assets, less (a) interest expense, (b) gains on sale of assets, and (c) year-end warranty adjustments resulting from the annual evaluation of the warranty redemption rates, all divided by fully-diluted weighted-average shares outstanding during the corresponding period. “Adjusted Cash Flow Per Share” may also be increased or decreased at the discretion of the Board for unusual and/or non-recurring items. The Board selected this performance measure for these restricted stock award grants as the Board believes that it most closely approximates the measure by which the Company’s results are evaluated by the its stockholders and analysts.

Any of the performance-based restricted shares which remain unvested on the date that is one month following the third anniversary of the grant date shall immediately and automatically lapse. None of the restricted stock awards granted in 2011 provide for accelerated vesting in the event of the applicable officer’s retirement. Rather, upon his or her retirement, all then unvested restricted shares immediately and automatically lapse.

Retirement and Other Benefits

All salaried employees of the Company are eligible to participate in the Midas Savings Plan for Salaried Employees (the “Savings Plan”). The Savings Plan is a tax-qualified retirement savings plan pursuant to which all salaried employees of the Company, including the named executive officers, are able to contribute up to the limit prescribed by the Internal Revenue Service to the Savings Plan on a pre-tax basis. Until February 2009, the Company matched 100% of the first 6% of pay that was contributed to the Savings Plan after the first year of employment. Commencing in February 2009, the Company matches 50% of the first 6% of pay that is contributed to the Savings Plan after the first year of employment. The Company made this change to the Savings Plan as a cost saving measure. All contributions to the Savings Plan, as well as any matching contributions, are fully vested upon contribution. All of the named executive officers participated in the Savings Plan in fiscal year 2011.

In addition to the Savings Plan, all salaried employees of the Company are eligible to participate in the Midas Retirement Income Plan (the “Retirement Plan”). Furthermore, the Company’s executive officers, including the named executive officers, are eligible to participate in the nonqualified Midas Supplemental Executive Retirement Plan (which was amended and renamed the “Midas Executive Retirement Plan—Defined Benefit Retirement Component” in November 2008) (the “SERP”). Prior to May 2010, the Company’s executive officers, including the named executive officers, were also eligible to participate in the nonqualified Midas Executive Retirement Plan (which was amended and renamed the “Midas Executive Retirement Plan—Account Balance Component” in November 2008) (the “ERP”). In May 2010, the Company made the decision, as a cost saving measure, to terminate and liquidate the ERP pursuant to Treasury Regulation 1.409A-3(j)(4)(ix)(C) promulgated under Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”). As required by the applicable Treasury regulations, payments of all amounts deferred under the ERP must be made after the one year anniversary, and prior to the two year anniversary, of the date on which the Board took all necessary action to irrevocably terminate and liquidate the ERP. The Company decided to terminate and liquidate the ERP as a cost saving measure. For a description of the Retirement Plan and the SERP, please see the discussion following the Pension Benefits table below. For a description of the ERP, please see the discussion under the section entitled “Nonqualified Deferred Compensation” below.

Perquisites and Other Personal Benefits

The Company also provides the named executive officers with perquisites and other personal benefits that the Committee believes are reasonable and consistent with the Company’s overall executive compensation program, the Committee’s executive compensation philosophy, as well as the Committee’s objective to better enable the Company to attract and retain the most talented and dedicated executives possible. The Committee periodically reviews the levels of perquisites and other personal benefits provided to the named executive officers.

Each named executive officer is provided an automobile allowance (ranging from $18,600 to $33,600 per year), financial planning expense reimbursement (of up to $10,000 per year for the Chief Executive Officer and up to $5,000 per year for all other named executive officers), participation in the plans and programs described above, and medical, dental, life insurance and disability benefits, including reimbursement of medical and dental expenses not otherwise covered by the Company’s medical and dental plans (of up to $6,000 per year). The Committee may, in its discretion, revise, amend or add to an executive officer’s perquisites and benefits as, when and if it deems advisable or appropriate. The Committee believes, based upon publicly available information, that the benefits described above are typical for senior executives at comparable companies.

Attributed costs of the perquisites and personal benefits described above for the named executive officers for fiscal year 2011 are included in the column entitled “All Other Compensation” of the “Summary Compensation Table” appearing below.

Stock Ownership Guidelines

On November 8, 2005, the Committee ratified the Company’s adoption of an Executive Stock Ownership Policy. The purpose of this policy is to further align certain executive officers with the long-term success of the Company. The policy requires the executives referenced below to maintain ownership of the Company Common Stock (including restricted stock) in an amount equal to a multiple of such executive’s base salary, as follows:

Position	Required Multiple of Base Salary
Chief Executive Officer	4x
Executive or Senior Vice President	2x

Each affected executive is required to achieve his applicable required ownership level within five years of the commencement date of his employment (or, in the case of a promotion, five years from the date of promotion). Further, until such time as the executive achieves his applicable required ownership level, he is prohibited from selling 100% of any restricted shares that vest and 50% of any shares obtained upon exercise of stock options (other than as needed to cover the tax obligation arising from such vesting or exercise). The Committee periodically monitors each affected executive officer’s continuing compliance with the Company’s Executive Stock Ownership Policy. As of the date of this information statement, the Company’s executive officers who are subject to the Executive Stock Ownership Policy are in compliance with the policy’s terms and requirements.

Tax and Accounting Implications

Deductibility of Executive Compensation

In the performance of its duties, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. It is the current policy of the Committee that compensation payable to the named executive officers should generally meet the conditions required for full deductibility under Section 162(m). However, tax deductibility is not the only criterion the Committee considers when establishing compensation programs and strategy, and, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers. The Committee believes that the desirability of preserving the tax deductibility of executive compensation, to the extent practicable, must be weighed against the importance of consistency with respect to the Company’s executive compensation philosophy and objectives, the needs of the Company, and stockholder interests. The Committee believes that the ability to exercise discretion in this area is in the best interests of the Company and its stockholders.

As was the case for fiscal year 2011, the Committee believes that the annual incentive bonus to be paid to Mr. Feldman for fiscal year 2012 will be performance-based and, therefore, should meet the conditions required for deductibility under Section 162(m).

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. The Company believes that it has operated, and continues to operate, in good faith compliance with these statutory provisions which were effective January 1, 2005, including Section 409A. In November of 2008, the Company amended its various compensation and benefit arrangements in order to be in full compliance with Section 409A. A more detailed discussion of the Company’s nonqualified deferred compensation arrangements is provided under the section entitled “Nonqualified Deferred Compensation” below.

COMPENSATION COMMITTEE REPORT

The Committee has reviewed the Compensation Discussion and Analysis set forth in this information statement and discussed that Analysis with management. Based on its review and discussions with management, the Committee recommended to the Board of Directors, and the Board of Directors approved, the inclusion of the Compensation Discussion and Analysis in the Company’s 2011 Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Thomas L. Bindley, Chairman

Archie R. Dykes

Jarobin Gilbert, Jr.

Diane L. Routson

Robert R. Schoeberl

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the Compensation Committee’s current members has at any time been an officer or employee of the Company. No Compensation Committee member had any relationship requiring disclosure under Item 404 of SEC Regulation S-K. None of our executive officers served as a director or compensation committee member of an entity that employs any of our directors.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by the Company’s Chief Executive Officer, its Chief Financial Officer and its three other most highly compensated executive officers. These officers are referred to herein, collectively, as the “named executive officers.” The Company has not entered into any employment-related agreements with any of the named executive officers, other than those described below in the Summary Compensation Table.

Based on the base salary of the named executive officers for fiscal year 2011, the non-equity incentive plan compensation paid for fiscal year 2011, and the estimated fair value of equity awards granted to them during fiscal year 2011: (a) “salary” accounted for between 33% and 38%, and cash incentive compensation accounted for between 50% and 56%, of the total compensation of each named executive officer who was a Senior Vice President, (b) “salary” accounted for approximately 31%, and cash incentive compensation accounted for approximately 50%, of the total compensation of the named executive officer who was an Executive Vice President, and (c) “salary” accounted for approximately 26%, and cash incentive compensation accounted for approximately 48%, of the total compensation of the named executive officer who was the Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(a)	Option Awards ($)(a)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(b)	All Other Compensation ($)(c)	Total ($)
Alan D. Feldman	2011	652,500	(d)	—	626,040	420,000	573,626	223,612	57,720	2,553,498
Chairman, President and	2010	725,000	(d)	—	—	—	300,770	133,565	55,120	1,214,455
CEO	2009	725,000		—	868,560	578,560	157,637	105,992	85,793	2,521,542

William M. Guzik	2011	295,000		—	208,680	140,000	177,529	89,271	41,425	951,905
Executive Vice President	2010	295,000		—	—	—	87,084	45,950	41,400	469,434
and CFO	2009	295,000		—	266,490	180,800	45,135	26,303	44,250	857,978

Frederick W. Dow, Jr.	2011	257,500		—	118,440	75,600	123,252	68,309	37,875	680,976
Senior Vice President and	2010	257,500		—	—	—	62,476	25,231	44,248	389,455
Chief Marketing Officer	2009	257,500		—	138,180	90,400	24,817	38,295	35,657	584,849

Alvin K. Marr	2011	240,000		—	118,440	75,600	117,324	65,817	31,950	649,131
Senior Vice President,	2010	235,000		—	—	—	58,515	29,396	31,950	354,861
General Counsel and Secretary	2009	225,000		—	138,180	90,400	32,063	14,659	32,388	532,690

Michael J. Gould	2011	217,000		—	118,440	75,600	111,028	103,719	28,327	654,114
Senior Vice President,	2010	212,000		—	—	—	49,544	44,343	32,205	338,092
Franchise Operations	2009	198,219		—	138,180	90,400	21,933	30,629	25,031	504,392

(a)	Represents the aggregate grant date fair value as determined using the Financial Accounting Standards Codification Topic 718 (formerly referred to as Statement of Financial Accounting Standard No. 123R). The assumptions underlying the grant date fair value are described in the Company’s financial statements contained in its 2011 Annual Report on Form 10K on page F-29, footnote 10.
(b)	Includes the following items:

Name	Year	Non-Qualified Above-Market Earnings ($)(1)	Increase in Present Value of Pension ($)	Increase (Decrease) in Present Value of SERP ($)	Total ($)
Alan D. Feldman	2011	—	51,746	171,866	223,612
	2010	—	32,779	100,786	133,565
	2009	17,933	20,462	67,597	105,992

William M. Guzik	2011	—	52,960	36,311	89,271
	2010	—	33,115	12,835	45,950
	2009	—	14,341	11,962	26,303

Frederick W. Dow, Jr.	2011	—	53,227	15,082	68,309
	2010	—	25,645	(414)	25,231
	2009	4,918	23,649	9,728	38,295

Alvin K. Marr	2011	—	52,171	13,646	65,817
	2010	—	28,095	1,301	29,396
	2009	—	10,848	3,811	14,659

Michael J. Gould	2011	—	76,199	27,520	103,719
	2010	—	38,205	6,138	44,343
	2009	—	27,370	3,259	30,629

(1)	These amounts represent the difference between (A) the actual earnings credited to the named executive officer’s account based upon the prime rate and (B) the amounts that would have been credited to the named executive officer’s account using 120% of the monthly long-term Applicable Federal Rates as published by the IRS. The prime rate used to calculate the actual earnings credited to the named executive officer’s account is updated semi-annually on January 1 and July 1 of each year.
(c)	Includes the following items:

Name	Year	Auto Allowance ($)	Excess Medical ($)(1)	Registrant Contributions to Savings Plan ($)	Registrant Contributions to ERP ($)	Tax Gross-Up Amounts ($)	Other ($)(2)	Total ($)
Alan D. Feldman	2011	33,600	6,000	7,350	—	—	10,770	57,720
	2010	33,600	6,000	7,350	—	—	8,170	55,120
	2009	33,600	6,000	10,696	18,404	6,743	10,350	85,793

William M. Guzik	2011	27,600	6,000	7,350	—	—	475	41,425
	2010	27,600	6,000	7,350	—	—	450	41,400
	2009	27,600	6,000	8,711	1,196	293	450	44,250

Frederick W. Dow, Jr.	2011	18,600	6,000	7,350	—	—	5,925	37,875
	2010	18,600	6,000	7,350	—	—	12,298	44,248
	2009	18,600	6,000	8,539	1,279	489	750	35,657

Alvin K. Marr	2011	18,600	6,000	7,350	—	—	—	31,950
	2010	18,600	6,000	7,350	—	—	—	31,950
	2009	18,600	6,000	7,116	672	—	—	32,388

Michael J. Gould	2011	18,600	6,000	3,727	—	—	—	28,327
	2010	18,600	6,000	7,170	—	—	435	32,205
	2009	17,737	—	7,294	—	—	—	25,031

(1)	These amounts represent the maximum annual reimbursement of medical and dental expenses not otherwise covered by the Company’s medical and dental plans. This reimbursement is only offered to the Senior Vice Presidents, the Executive Vice President and the Chief Executive Officer of the Company.
(2)	These amounts include the payment, or reimbursement by the Company, of financial planning related fees, spousal travel and airline membership dues and amounts related to these items.
(d)	On November 8, 2010, with the concurrence of the Compensation Committee, Mr. Feldman voluntarily reduced his base salary by 10% in order to better align his executive compensation level with those of similarly situated executives at domestic companies with retail sales levels comparable to those of the Company’s franchised retail network. This reduction became effective as of January 1, 2011.

Agreements with Named Executive Officers

Employment Agreements

The Company does not have any formal employment agreements with any of its named executive officers. Rather, the terms of their respective employment with the Company were initially established pursuant to either original employment letters or informal promotion letters from the Company and are currently set on an annual basis by mutual agreement of the Board of Directors (or the Compensation Committee, in the case of the Chief Executive Officer) and each individual executive. These executives are generally entitled to the salary, incentive bonus and other benefits described in the Summary Compensation Table, subject, in each case, to yearly increase or decrease at the discretion of the Compensation Committee or the Board of Directors.

Severance Agreements

In October 2002, immediately following the resignation of the Company’s former Chairman and Chief Executive Officer, the Board of Directors approved special retention packages for certain of the Company’s key executive officers, including Messrs. Guzik and Marr, whose continued services were identified by the Board of Directors as critical to a successful management transition. Each package provides for, among other things, a severance payment in an amount equal to one year’s base salary and continuation of executive medical, dental and basic life insurance benefits for the one-year period immediately following the executive officer’s termination without cause at any time in the future. The executive officer would not be entitled to the severance payment or benefits if the termination also triggers the three-year severance payment provided for under the Change in Control Agreements described below. In 2008, each of the foregoing special retention packages was modified as necessary in order to ensure its compliance with Section 409A.

Employment Letters

As noted above, the Company does not have any formal employment agreements with any of its named executive officers. However, certain of the named executive officers—namely, Messrs. Feldman and Dow—received employment letters from the Company at the commencement of their employment. These letters, which are described below, not only set forth the initial compensation to be provided by the Company to each of those executives, but also contained certain agreements by the Company.

Feldman Employment Letter. On January 13, 2003, Mr. Feldman received an employment letter from the Company confirming his employment as Chief Executive Officer beginning on January 9, 2003. As set forth in the letter, Mr. Feldman’s annual base salary was initially established at the rate of $650,000, which amount was consistent with what the Compensation Committee, in consultation with the Company’s then outside executive compensation consultants, Towers Watson (formerly Watson Wyatt Worldwide), deemed necessary and appropriate to attract and retain this qualified executive to assume the position of Chief Executive Officer. Mr. Feldman’s employment letter also provided that he is eligible to receive an annual incentive bonus targeted at 75% of his annual base salary (subsequently increased to 90% in 2007), with a maximum incentive opportunity of one hundred fifty percent (150%) of annual base salary. In addition, as a material inducement to his acceptance of employment with the Company, Mr. Feldman was granted (a) stock options to purchase 500,000 shares of Company Common Stock, which options vested ratably over a five year period, and (b) 150,000 shares of restricted stock of the Company, which shares cliff vested on the fifth anniversary of his employment commencement date (but were subject to the Board of Director’s discretionary right to accelerate vesting of such restricted shares in 50,000 share increments on each anniversary of the date of grant if the total stockholder return on the Company Common Stock during the immediately preceding 12-month period exceeded the total stockholder return of the S&P 500 Index for the same period).

In addition to the foregoing, Mr. Feldman’s employment letter provided him with a severance package whereby, in the event of any involuntary termination of his employment without cause at any time in the future, he will be entitled to (a) 24 months of base salary continuation (excluding automobile allowance), and (b) continuation of executive medical, dental and basic life insurance benefits for the same period. Mr. Feldman would not be entitled to the foregoing severance payments if the termination also triggers the three-year severance payment provided for under the Change in Control Agreements described below. Other ancillary employment benefits, such as an automobile allowance, financial planning expense reimbursement, and participation in the Company’s health plan, executive medical and dental reimbursement program, executive life insurance program, executive disability program and executive retirement program, were also specifically set forth in Mr. Feldman’s employment letter.

In 2008, Mr. Feldman’s employment letter was modified as necessary in order to ensure its compliance with Section 409A.

Dow Employment Letter. On June 13, 2003, Mr. Dow received an employment letter from the Company confirming his employment as Senior Vice President and Chief Marketing Officer beginning on June 13, 2003. As set forth in the letter, Mr. Dow’s annual base salary was initially established at the rate of $225,000, which amount was consistent with what the Compensation Committee deemed necessary and appropriate to attract and retain this qualified executive to assume the position of Senior Vice President and Chief Marketing Officer. Mr. Dow’s employment letter also provided that he is eligible to receive an annual incentive bonus targeted at 50% of his annual base salary. In addition, as a material inducement to his acceptance of employment with the Company, Mr. Dow was granted (a) stock options to purchase 60,000 shares of the Company Common Stock, which options vested ratably over a five year period, and (b) 10,000 shares of restricted stock of the Company, which shares vested ratably over a four year period.

In addition to the foregoing, the employment letter provided to Mr. Dow a severance package whereby, in the event of any involuntary termination of his employment (excluding engagement in gross conduct injurious to the Company) at any time in the future, he will be entitled to (1) a lump sum payment equal to 12 months of base salary (excluding automobile allowance), and (2) reimbursement for COBRA coverage (medical and dental) for a 12-month period immediately following termination. Mr. Dow would not be entitled to the foregoing severance payments if the termination also triggers the three-year severance payment provided for under the Change in Control Agreements described below. Other ancillary employment benefits, such as an automobile allowance, financial planning expense reimbursement, and participation in the Company’s health plan, executive medical and dental reimbursement program, executive life insurance program, executive disability program and executive retirement program, were also specifically set forth in Mr. Dow’s employment letter.

In 2008, Mr. Dow’s employment letter was modified as necessary in order to ensure its compliance with Section 409A.

Change in Control Agreements

The Company has entered into Change in Control Agreements with each of the named executive officers. The Change in Control Agreements were a result of a determination by the Board that it is important and in the best interests of the Company and its stockholders to ensure that, in the event of a possible change in control of the Company, the stability and continuity of management continues unimpaired, free of the distractions incident to any such possible change in control.

For purposes of the Change in Control Agreements, a “change in control” includes (1) a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the Company’s assets, other than a transaction in which (a) the beneficial owners of the Company Common Stock prior to the transaction own at least two-thirds of the voting securities of the Company resulting from such transaction, (b) no person owns 25% or more of the voting securities of the Company resulting from such transaction, and (c) the members of the Company’s Board of Directors constitute at least a majority of the members of the Board resulting from such transaction, (2) the consummation of a plan of complete liquidation or dissolution of the Company, (3) the acquisition by any person or group of 25% or more of the Company’s voting securities, or (4) persons who were directors of the

Company on January 30, 1998 (or their successors, if elected by the Company’s stockholders and approved by a majority of the members of the Board) cease to constitute a majority of the Company’s Board.

Benefits are payable under the Change in Control Agreements only if a change in control has occurred and within three years thereafter the officer’s employment is terminated involuntarily without cause or voluntarily by the officer for “Good Reason” (such events, a “Qualified Termination”). “Good Reason” is defined to include any of the following events:

•

the assignment of duties inconsistent with, or a diminution of, the executive’s position, relative to immediately prior to the change in control, or any removal of the Executive from or any failure to reelect the executive to any of such positions, except in connection with the termination of the executive’s employment for disability, retirement or cause or as a result of the executive’s death or by the executive other than for Good Reason;

•

a reduction in base salary or a failure to increase base salary in an amount which is substantially similar, on a percentage basis, to the average percentage increase in base salary for all officers effected during the preceding 12 months;

•	any failure to continue any benefit plan or arrangement (or substitute with a substantially similar plan) in which the executive is participating at the time of a change in control;

•

any deprivation of any material fringe benefit, or the failure to provide the executive with the number of paid vacation days to which the executive is entitled in accordance with the vacation policies in effect at the time of the change in control;

•

any failure to continue any incentive plan or arrangement (or substitute with a substantially similar plan), in which the executive is participating at the time of a change in control; or reduce the executive’s benefits under any such incentive plan in an amount which is not substantially similar, on a percentage basis, to the average percentage reduction of benefits under any such incentive plan effected during the preceding 12 months for all officers of the Company participating in any such incentive plan;

•

any failure to continue any stock incentive plan or arrangement to receive securities of the Company or awards the value of which is derived from securities of the Company (or substitute with a substantially similar plan), in which the Executive is participating at the time of a Change in Control, or the taking of any action which would adversely affect the executive’s participation in or materially reduce the executive’s benefits under any such plan;

•

a relocation of the Company’s principal executive offices or the executive’s relocation to any metropolitan area other than the metropolitan area in which the executive performed the executive’s duties immediately prior to a change in control;

•	a substantial increase in the executive’s business travel obligations over such obligations as they existed at the time of a change in control;

•	any material breach by the Company or a subsidiary of any provision of the change in Control Agreement;

•	any failure by the Company to obtain the assumption of the Change in Control Agreement by a successor in accordance with its terms; or

•	any purported termination of the executive’s employment for which the notice required by the Change in Control Agreement has not been provided; or

•	a termination of employment by the executive for any reason during the 30 day period immediately following the first anniversary upon which the change in control shall have occurred.

The principal benefits to be provided to officers under the Change in Control Agreements are (i) a lump sum payment equal to three years of “adjusted annual compensation”, which is equal to (a) annual base salary, plus (b) the greater of the amounts earned by the executive under the Company’s annual incentive compensation plan over the two preceding calendar years (or the prior calendar year if executive has only participated in such plan for one calendar year) plus (c) one-third of the sum of the amounts of current “target” values for the executive under any annual or long-term incentive compensation plans, prorated from the beginning of the applicable measurement period through the end of the month in which the Qualified Termination occurs; and (ii) for a period of 36 months following termination (or if earlier, until death), life, medical, dental, accident and disability insurance benefits and a package of “executive benefits”, including to the extent applicable, an automobile allowance, substantially similar to those which the executive was receiving immediately prior to the termination. The Change in Control Agreements provide that, if separation payments thereunder, either alone or together with payments under any other plan of the Company, would constitute a “parachute payment” as defined in the Internal Revenue Code of 1986, as amended, and, therefore, subject the officer to the excise tax imposed by Section 4999 of the Code, the Company will pay such tax and any taxes on such payment.

The Change in Control Agreements are not employment agreements and do not impair the right of the Company to terminate the employment of the officer with or without cause prior to a change in control, or the right of the officer to voluntarily terminate his employment at any time.

In 2008, each of the foregoing Change in Control Agreements was modified as necessary in order to ensure its compliance with Section 409A.

GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding plan-based awards under the Company’s Annual Incentive Compensation Plan for fiscal year 2011 (described below) and under the Company’s Amended and Restated Stock Incentive Plan (described above under the heading “Long-Term Equity Incentive Compensation” in the “Elements of Compensation” section of the Compensation Discussion and Analysis above) which were granted during fiscal year 2011 to the named executive officers.

Name	Award Type	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards: Number of Shares of Stock or Units				All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Options Awards: Number of Securities Underlying Options (#)(c)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Market Value of Stock & Option Awards When Granted ($)(d)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Alan D. Feldman	Annual Incentive Performance	3/15/2011	0	587,250	880,875	—	—	—		—		—	—	—
	Stock	5/10/2011	—	—	—	—	—	28,800	(a)	—		—	—	203,040
	Service Stock	5/10/2011	—	—	—	—	—	—		60,000	(b)	—	—	423,000
	Options	5/10/2011	—	—	—	—	—	—		—		120,000	7.05	420,000

William M. Guzik	Annual Incentive Performance	3/15/2011	0	177,000	265,500	—	—	—		—		—	—	—
	Stock	5/10/2011	—	—	—	—	—	9,600	(a)	—		—	—	67,680
	Service Stock	5/10/2011	—	—	—	—	—	—		20,000	(b)	—	—	141,000
	Options	5/10/2011	—	—	—	—	—	—		—		40,000	7.05	140,000

Frederick W. Dow, Jr.	Annual Incentive Performance	3/15/2011	0	128,750	193,125	—	—	—		—		—	—	—
	Stock	5/10/2011	—	—	—	—	—	5,600	(a)	—		—	—	39,480
	Service Stock	5/10/2011	—	—	—	—	—	—		11,200	(b)	—	—	78,960
	Options	5/10/2011	—	—	—	—	—	—		—		21,600	7.05	75,600

Alvin K. Marr	Annual Incentive Performance	3/15/2011	0	120,000	180,000	—	—	—		—		—	—	—
	Stock Service	5/10/2011	—	—	—	—	—	5,600	(a)	—		—	—	39,480
	Stock	5/10/2011	—	—	—	—	—	—		11,200	(b)	—	—	78,960
	Options	5/10/2011	—	—	—	—	—	—		—		21,600	7.05	75,600

Michael J.Gould	Annual Incentive Performance	3/15/2011	0	108,500	162,750	—	—	—		—		—	—	—
	Stock Service	5/10/2011	—	—	—	—	—	5,600	(a)	—		—	—	39,480
	Stock	5/10/2011	—	—	—	—	—	—		11,200	(b)	—	—	78,960
	Options	5/10/2011	—	—	—	—	—	—		—		21,600	7.05	75,600

(a)	These restricted stock award grants are subject to vesting based upon achievement of specified increases in the CAGR of Adjusted Cash Flow Per Share during each applicable annual measurement period. See discussion under the heading “Long-Term Equity Incentive Compensation” in the “Elements of Compensation” section of the Compensation Discussion and Analysis above for additional details.
(b)	These restricted stock award grants vest in four equal annual installments commencing on the first anniversary of the date of grant.
(c)	Represents the number of options to purchase Company Common Stock awarded to the named executive officer. These options vest in four equal installments commencing on the first anniversary of the date of grant. The exercise price is the closing price of the Company Common Stock on the date of grant, which was $7.05 per share.
(d)	The value of each restricted share was based on the closing price of the Company Common Stock on the grant date, which was $7.05 per share.

Annual Incentive Compensation Plan for 2011

The Annual Incentive Compensation Plan for 2011 was comprised of three components: (1) a total corporate objectives component, which represented 50% of the 2011 Plan’s potential bonus payout (the “2011 Operating Income Component”), (2) a North American comparable shop retail sales increase component, which represented 20% of the 2011 Plan’s potential bonus payout (the “2011 Retail Sales Component”), and (3) an individual objectives component, which represented the remaining 30% of the 2011 Plan’s potential bonus payout (the “2011 Individual Objectives Component”). As a result, a substantial portion of each executive’s annual bonus was contingent upon the Company’s achievement of established corporate goals, while the remaining portion was based upon the executive’s accomplishment of individual performance objectives.

All bonus awards paid pursuant to the 2011 Plan are hereinafter referred to as “bonus awards” but described in the Summary Compensation Table above as “Non-Equity Incentive Plan Compensation.”

Bonus awards pursuant to the 2011 Operating Income Component of the 2011 Plan were based upon the Company’s achievement of an adjusted operating income target of $21,450,000 (the “2011 Financial Target”). “Adjusted operating income” is calculated as GAAP operating income adjusted to exclude the impact of bonus accruals, restricted stock amortization expense, costs related to the expensing of stock options, gains and losses on asset sales, and restructuring costs. In addition, the 2011 Operating Income Component contained a “2 for 1” enhancement feature whereby, for each 1% over the 2011 Financial Target achieved by the Company, an additional 2% would be added to the target bonus award under the 2011 Operating Income Component. Similarly, for each 1% that the Company fell short of the 2011 Financial Target, the target bonus award under the 2011 Operating Income Component would be reduced by 2%. The 2011 Plan specifically provided that no bonus awards were to be paid pursuant to the 2011 Operating Income Component unless the Company achieved at least 80% of the 2011 Financial Target (the “2011 Financial Target Threshold”).

Bonus awards pursuant to the 2011 Retail Sales Component of the 2011 Plan were based upon the Company’s achievement of a 2% comparable shop retail sales increase in North America for 2011 (the “2011 Sales Target”). The 2011 Retail Sales Component also contained an enhancement feature whereby, for each 1% over the 2011 Sales Target achieved by the Company in North America, an additional 10% would be added to the target bonus award payable thereunder (up to a maximum of 160% of target). Similarly, for each 1% that the Company fell short of the 2011 Sales Target, the target bonus award under the 2011 Retail Sales Component would be reduced by 10% (with no payout if there was less than a 1% increase in comparable shop retail sales in North America) (the “2011 Sales Target Threshold”).

Each participant’s objectives under the 2011 Individual Objectives Component of the 2011 Plan were established in advance by mutual agreement of the participant and his or her direct supervisor (or the Compensation Committee, in the case of the Chief Executive Officer) and aligned with, and otherwise supported and/or advanced, the Company’s overall business strategy. For purposes of the 2011 Plan, each named executive officer was given, and agreed to, between four to six specific, pre-established objectives under the 2011 Individual Objectives Component. The Compensation Committee had the authority to award a participant in excess of 100% of his or her target bonus payout under the 2011 Individual Objectives Component (subject to a maximum cap of 150%) in order to recognize a participant’s extraordinary achievement of his or her objectives under the 2011 Individual Objectives Component. Bonus awards pursuant to the 2011 Individual Objectives Component were not contingent upon the Company’s achievement of the 2011 Financial Target Threshold or the 2011 Sales Target Threshold.

The overall bonus target levels under the 2011 Plan were: (a) 35% of base salary for each of the Company’s Vice Presidents, (b) 50% of base salary for each of the Company’s Senior Vice Presidents, (c) 60% of base salary for the Company’s Executive Vice President, and (d) 90% of base salary for the Company’s Chief Executive Officer (subject to the enhancement features under the 2011 Operating Income Component and the 2011 Retail Sales Component described above and the potential for extraordinary achievement under the 2011 Individual Objectives Component). The 2011 Plan provided for a maximum cap of 150% of a participant’s overall target bonus level, notwithstanding the above-described features.

Based upon the Company’s actual results of operations in 2011, the Board of Directors determined that the 2011 Sales Target Threshold under the 2011 Retail Sales Component and the 2011 Operating Income Component had been met. Specifically, the Board determined that the Company had achieved a 2.44% comparable shop retail sales increase in North America for 2011 (thereby exceeding the 2011 Sales Target under the 2011 Retail Sales Component by 0.44%). In accordance with the terms of the 2011 Plan, the bonus payouts made pursuant to the 2011 Retail Sales Component were therefore calculated to be 104.4% of the target bonus payouts thereunder. The Board of Directors also determined that the 2011 Financial Target Threshold under the 2011 Operating Income Component been achieved by 97.7%. In accordance with the term of the 2011 Plan, the bonus payouts made pursuant to the 2011 Financial Component were therefore calculated to be 95.4%. In addition, the Board determined that the performance criteria under the 2011 Individual Objectives Component of the 2011 Plan had been achieved by the named executive officers at the following levels (represented as a percentage of target bonus payout under the 2011 Individual Objectives Component): (a) Mr. Feldman—97%, (b) Mr. Guzik—106%, (c) Mr. Dow—91%, (d) Mr. Marr—97%, and (e) Mr. Gould—113%.

Regarding the Chief Executive Officer only, the Compensation Committee had approved, in March 2011, six pre-established goals that it deemed desirable and appropriate for Mr. Feldman’s personal objectives under the 2011 Individual Objectives Component of the 2011 Plan. Specifically, these goals were: (i) to expand the “Midas Way” initiative to drive sales, customer services and retention, (ii) to improve Company-owned shop level profits, (iii) to finalize core product strategies and achieve rapid implementation; (iv) to increase Company-owned shop sales and profits to demonstrate retail success, (v) to grow the franchise system by completing the sale of Company-owned Shops and completing dealer-to-dealer transitions, and (vi) to expand the consumer perception of the range of Midas services. These goals were deemed by the Compensation Committee to be critical components to the Company’s efforts to improve the overall operating effectiveness of the Midas system and to increase the Company’s retail sales. Accordingly, in order to determine Mr. Feldman’s individual performance of those objectives for purposes of the 2011 Plan, the Compensation Committee reviewed and assessed not only achievement of the six goals noted above, but also achievement of the 14 pre-established sub-points underlying those six goals. Based upon its assessment of Mr. Feldman’s individual performance of the foregoing objectives, it was the Compensation Committee’s determination that the Chief Executive Officer had achieved a weighted average score of 97% for his personal objectives under the 2011 Individual Objectives Component of the 2011 Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information about the number of outstanding equity awards held by our named executive officers as of December 31, 2011.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(a)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(b)	Market Value of Shares or Units of Stock That Have Not Vested ($)(c)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(b)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(c)
Alan D. Feldman	500,000	—	6.77	1/9/2013	33,333	286,330	21,000	180,390
	50,000	—	8.09	5/8/2013	66,666	572,661	30,000	257,700
	64,000	64,000	9.87	5/12/2019	4,200	36,078	28,800	247,392
	75,502	75,504	7.52	9/9/2020	10,000	85,900
	—	120,000	7.05	5/10/2021	29,000	249,110
					60,000	515,400

Subtotals	689,502	259,504			203,199	1,745,479	79,800	685,482

William M. Guzik	36,000	—	13.40	5/9/2012	5,333	45,810	6,300	54,117
	24,000	—	8.09	5/8/2013	13,333	114,530	9,000	77,310
	20,000	20,000	9.87	5/12/2019	1,260	10,823	9,600	82,464
	18,109	18,111	7.52	9/9/2020	3,000	25,770
	—	40,000	7.05	5/10/2021	9,000	77,310
					20,000	171,800

Subtotals	98,109	78,111			51,926	446,043	24,900	213,891

Frederick W. Dow, Jr.	40,526	—	11.06	6/13/2013	5,333	45,810	3,450	29,636
	10,000	10,000	9.87	5/12/2019	10,666	91,621	5,000	42,950
	12,088	12,090	7.52	9/9/2020	690	5,927	5,600	48,104
	—	21,600	7.05	5/10/2021	3,000	25,770
					4,500	38,655
					11,200	96,208

Subtotals	62,614	43,690			35,389	303,991	14,050	120,690

Alvin K. Marr	4,000	—	8.09	5/8/2013	7,999	68,711	3,450	29,636
	10,000	10,000	9.87	5/12/2019	10,666	91,621	5,000	42,950
	10,598	10,600	7.52	9/9/2020	690	5,927	5,600	48,104
	—	21,600	7.05	5/10/2021	1,750	15,033
					4,500	38,655
					11,200	96,208

Subtotals	24,598	42,200			36,805	316,155	14,050	120,690

Michael J. Gould	2,000	—	13.90	11/11/2013	1,999	17,171	5,000	42,950
	10,000	10,000	9.87	5/12/2019	666	5,721	5,600	48,104
	2,939	2,942	7.52	9/9/2020	400	3,436
	—	21,600	7.05	5/10/2021	1,000	8,590
					4,500	38,655
					11,200	96,208

Subtotals	14,939	34,542			19,765	169,781	10,600	91,054

(a)	The following chart sets forth the vesting information with respect to the unexercisable stock option awards held by the named executive officers as of December 31, 2011:

	No. of Unexercisable Options Held on December 31, 2011	Vesting
Alan D. Feldman	64,000	32,000 on May 12, 2012 and 2013
	75,504	September 9, 2012(i)
	120,000	30,000 on May 10, 2012, 2013, 2014 and 2015

259,504

William M. Guzik	20,000	10,000 on May 12, 2012 and 2013
	18,111	September 9, 2012(i)
	40,000	10,000 on May 10, 2012, 2013, 2014 and 2015

78,111

Frederick W. Dow, Jr.	10,000	5,000 on May 12, 2012 and 2013
	12,090	September 9, 2012(i)
	21,600	5,400 on May 10, 2012, 2013, 2014 and 2015

43,690

Alvin K. Marr	10,000	5,000 on May 12, 2012 and 2013
	10,600	September 9, 2012(i)
	21,600	5,400 on May 10, 2012, 2013, 2014 and 2015

42,200

Michael J. Gould	10,000	5,000 on May 12, 2012 and 2013
	2,942	September 9, 2012(i)
	21,600	5,400 on May 10, 2012, 2013, 2014 and 2015

34,542
(i)	These stock option awards were granted on September 9, 2010 pursuant to a shareholder-approved one-time value-for-value stock option exchange offer with respect to outstanding stock options previously granted to officers and other key employees, including the named executive officers, between 2004 and 2008, which had an exercise price per share ranging from $15.22 to $23.99.
(b)	The following chart sets forth the vesting information with respect to the restricted stock awards held by the named executive officers as of December 31, 2011:

	No. of Restricted Shares Held on December 31, 2011	Vesting
Alan D. Feldman	33,333	May 10, 2012
	66,666	May 9, 2013(1)
	4,200	May 8, 2012
	21,000	May 8, 2014(2)
	10,000	May 6, 2012
	29,000	14,500 on May 12, 2012 and 2013
	30,000	May 12, 2012(3)
	60,000	15,000 on May 10, 2012, 2013, 2014 and 2015
	28,800	May 10, 2014(4)

282,999

William M. Guzik	5,333	May 10, 2012
	13,333	May 9, 2013(1)
	1,260	May 8, 2012
	6,300	May 8, 2014(2)
	3,000	May 6, 2012
	9,000	4,500 on May 12, 2012 and 2013
	9,000	May 12, 2012(3)
	20,000	5,000 on May 10, 2012, 2013, 2014 and 2015
	9,600	May 10, 2014(4)

76,826

Frederick W. Dow, Jr.	5,333	May 10, 2012
	10,666	May 9, 2013(1)
	690	May 8, 2012
	3,450	May 8, 2014(2)
	3,000	May 6, 2012
	4,500	2,250 on May 12, 2012 and 2013
	5,000	May 12, 2012(3)
	11,200	2,800 on May 10, 2012, 2013, 2014 and 2015
	5,600	May 10, 2014(4)

49,439

	No. of Restricted Shares Held on December 31, 2011	Vesting
Alvin K. Marr	7,999	May 10, 2012
	10,666	May 9, 2013(1)
	690	May 8, 2012
	3,450	May 8, 2014(2)
	1,750	May 6, 2012
	4,500	2,250 on May 12, 2012 and 2013
	5,000	May 12, 2012(3)
	11,200	2,800 on May 10, 2012, 2013, 2014 and 2015
	5,600	May 10, 2014(4)

50,855

Michael J. Gould	1,999	May 10, 2012
	666	May 9, 2013(1)
	400	May 8, 2012
	1,000	May 6, 2012
	4,500	2,250 on May 12, 2012 and 2013
	5,000	May 12, 2012(3)
	11,200	2,800 on May 10, 2012, 2013, 2014 and 2015
	5,600	May 10, 2014(4)

30,365

(1)	Vesting of one-third of the original number of shares granted shall accelerate on May 9, 2012 if the cumulative total stockholder return on the Company Common Stock during the immediately preceding 12-month period exceeds the cumulative total stockholder return on the S&P 500 Index for the same period. The original number of shares granted are as follows: Feldman, 100,000; Guzik, 20,000; Dow, 16,000; Marr, 16,000; and Gould, 1,000.
(2)	Vesting of one-third of these shares shall accelerate on one or more of May 8, 2012, 2013 and 2014 if, during the applicable annual measurement period, the total stockholder return on the Company Common Stock exceeds the total stockholder return of the S&P 500 Index. Each annual measurement period shall commence and end on the grant date or an anniversary of the grant date, as applicable. All beginning and ending measurements shall be calculated using the simple average closing price of the Company Common Stock on the New York Stock Exchange or the final S&P 500 Index, as applicable, during the 21-day trading period commencing 10 trading days before and ending 10 trading days after the grant date or the anniversary of the grant date, as applicable. All unvested shares shall lapse on the date that is one month following the seventh anniversary of the grant date.
(3)	These 2009 restricted stock award grants are subject to vesting based upon achievement of specified increases in the CAGR of Adjusted Cash Flow Per Share during each applicable annual measurement period. All unvested shares shall lapse on the date that is one month following the third Anniversary.
(4)	Between 10% and 50% of these shares shall immediately vest on each anniversary of the grant date (“Anniversary”) if, during any applicable measurement period, the Company’s Compound Annual Growth Rate (“CAGR”) of Adjusted Cash Flow Per Share exceeds 2%. There are three measurement periods, each represented by the 12-month period ending on the last day of the first fiscal quarter of each 2012, 2013 and 2014. The number of shares, if any, that shall vest on the next Anniversary will be determined based on the CAGR of Adjusted Cash Flow Per Share during the most recent measurement period. If the CAGR of Adjusted Cash Flow Per Share during the measurement period is 2%, then 10% of the shares shall vest. An additional 5% of the shares granted will vest for each 1% that the CAGR of Adjusted Cash Flow Per Share during said measurement period exceeds the 2% minimum; provided, that the maximum number of shares that may vest on any Anniversary shall be 50% of the shares granted. All unvested shares shall lapse on the date that is one month following the third Anniversary.
(c)	Based on $8.59 per share, which was the closing price of the Company Common Stock on December 30, 2011, as reported for New York Stock Exchange Composite Transactions.

OPTION EXERCISES AND STOCK VESTED

The table below sets forth the number of shares issued upon option exercises, the value realized on option exercises, the number of shares of restricted stock vested, and the realized value upon vesting of the restricted stock by our named executive officers during fiscal year 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Alan D. Feldman	—	—	28,700	197,631
William M. Guzik	—	—	8,760	60,338
Frederick W. Dow, Jr.	—	—	5,940	40,746
Alvin K. Marr	—	—	4,690	32,271
Michael J. Gould	—	—	3,650	25,220

PENSION BENEFITS

The table below sets forth the present value of accumulated benefits payable to each of our named executive officers, and the number of years of service credited to each such executive, under the respective retirement plans.

Name	Plan Name	Number of Years of Credited Service (#)		Present Value of Accumulated Benefit ($)(a)	Payments During Last Fiscal Year ($)
Alan D. Feldman	Midas Retirement Income Plan	9.0		202,664	—
	Midas Supplemental Executive Retirement Plan	9.0		731,604	—

William M. Guzik	Midas Retirement Income Plan	12.0		195,523	—
	Midas Supplemental Executive Retirement Plan	12.0		129,256	—

Frederick W. Dow, Jr.	Midas Retirement Income Plan	8.5		215,414	—
	Midas Supplemental Executive Retirement Plan	8.5		80,384	—

Alvin K. Marr	Midas Retirement Income Plan	14.5		179,243	—
	Midas Supplemental Executive Retirement Plan	14.5		37,915	—

Michael J. Gould	Midas Retirement Income Plan	20.0	(b)	345,522	—
	Midas Supplemental Executive Retirement Plan	20.0	(b)	36,917	—

(a)	Actuarial assumptions used in calculating the present value of accumulated benefit are described in the Company’s financial statements contained in its 2011 Annual Report on Form 10-K on page F-24, footnote 9.
(b)	Although Mr. Gould has been employed by the Company in excess of 20 years, his number of years of credited service is 20 because, under each of the retirement plans, the maximum number of years of credited service is 20.

Retirement Income Plan

Under the Midas Retirement Income Plan, full or part-time employees working for the Company, including the named executive officers, who have completed five years of employment with the Company earn the right to receive certain benefits upon retirement at the normal retirement age of 65 or upon early retirement on or after age 55. Retirement benefits are generally calculated as the product of 1.0% times the years of service (up to a maximum of 20 years) multiplied by the employee’s highest average annual earnings (i.e., base salary and bonus) over either the last 60 consecutive months worked or the highest five consecutive calendar years out of the last 10 calendar years worked for the Company, whichever is greater (the “Applicable Average Earnings”).

If the employee retires between the ages of 55 and 64, the amount of benefits to which he or she is entitled under the Retirement Plan is reduced. Specifically, if the employee reaches age 55 when he or she leaves the Company and has completed at least 20 years of credited service, the benefit reduction is 4% for each year that payments start before age 65. As a result, the 20+ year employee would be entitled to 60% of the accrued benefits if he or she retires at age 55. However, the applicable benefit reduction for each year that payments start before age 65 becomes even greater (i.e., between 4% and 11% per year) if the employee leaves the Company before reaching age 55 or has completed less than 20 years of credited service with the Company. An employee who has completed five years of employment with the Company, but who leaves the Company before reaching age 55, is not entitled to begin receiving payments under the Retirement Plan until he or she reaches the age of 55.

Benefits in excess of the amounts payable pursuant to IRS Regulations are covered under the Midas Supplemental Executive Retirement Plan (amended and renamed the “Midas Executive Retirement Plan—Defined Benefit Retirement Component” in November 2008) described below.

As of January 1, 2012, the named executive officers had the following accrued benefits vested under the Retirement Plan (reflected as a percentage of Applicable Average Earnings and based upon the number of years of credited service with the Company as of January 1, 2011): Alan D. Feldman—9%; William M. Guzik—12%; Frederick W. Dow, Jr.—8%; Alvin K. Marr—14%; and Michael J. Gould—20%. Furthermore, Messrs. Feldman and Dow were eligible for early retirement under the Retirement Plan as of January 1, 2012.

Supplemental Executive Retirement Plan

The Company’s executives, including the named executive officers, are eligible to participate in the nonqualified Midas Supplemental Executive Retirement Plan (amended and renamed the “Midas Executive Retirement Plan—Defined Benefit Retirement Component” in November 2008). The supplemental pension benefit payable under the SERP is based on that portion of the executive officer’s pensionable earnings that exceeds the annual compensation limit under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended. This benefit is determined by using the same formula used to calculate benefits under the Retirement Plan. In 2008, the SERP was modified as necessary in order to ensure its compliance with Section 409A. Similar to the Retirement Plan, Messrs. Feldman and Dow were eligible for early retirement under the SERP as of January 1, 2012.

NONQUALIFIED DEFERRED COMPENSATION

Prior to May 2010, the Company’s executives, including the named executive officers, were eligible to participate in the nonqualified Midas Executive Retirement Plan (amended and renamed the “Midas Executive Retirement Plan—Account Balance Component” in November 2008). Pursuant to the ERP, an executive could defer up to 15% of his or her base salary and annual incentive bonus to the ERP on a pre-tax basis. Until February 2009, the Company matched 100% of the first 6% of pay that was contributed to the ERP, but only to the extent that the Company’s match to the executive under the Savings Plan was less than 6% of the executive’s base salary and annual incentive bonus. In other words, the combined Company match to the Savings Plan and the ERP prior to February 2009 could not exceed 6% of the executive’s pay (base salary plus incentive compensation). Commencing in February 2009, the Company matched 50% of the first 6% of pay that was contributed to the ERP, but only to the extent that the Company’s match to the executive under the Savings Plan was less than 3% of the executive’s base salary and annual incentive bonus. In other words, the combined Company match to the Savings Plan and the ERP could not exceed 3% of the executive’s pay (base salary plus incentive compensation). All contributions to the ERP, as well as any matching contributions, were fully vested upon contribution. The investment income under the ERP was calculated quarterly using the prime rate of interest on the first day of January and July of each applicable calendar year. The ERP was unfunded.

Deferral elections under the ERP were made by eligible executives on or before the last day of each year for amounts to be earned in the following year. Subject to the terms of the ERP and except as provided below, benefits under the ERP were to be paid no earlier than the first day of the second calendar month following the executive’s retirement or termination. For those executives (including all of the named executive officers) who constituted “specified employees” (as defined in the ERP), the benefits under the ERP that otherwise would have been paid to the executive at any time during the first six months following the executive’s retirement or termination would instead be accumulated and paid to the executive on the earlier of (A) the first day of the seventh month following the date of retirement or termination or (B) the date of the executive’s death. However, upon a showing of financial hardship and receipt of approval from the Compensation Committee, an executive could have been allowed to access funds in his or her deferred compensation account earlier than the dates described above. Benefits could be received either as a lump sum or in annual installments, or a combination thereof.

In 2008, the ERP was modified as necessary in order to ensure its compliance with Section 409A.

In May 2010, the Company made the decision, as a cost saving measure, to terminate and liquidate the ERP pursuant to Treasury Regulation 1.409A-3(j)(4)(ix)(C) promulgated under Section 409A. As required by the applicable Treasury regulations, payments of all amounts deferred under the ERP must be made after the one year anniversary, and prior to the two year anniversary, of the date on which the Board took all necessary action to irrevocably terminate and liquidate the ERP. The Company decided to terminate and liquidate the ERP as a cost saving measure. The Company paid out all amounts under the ERP on May 13, 2011.

Nonqualified Deferred Compensation Table

The following table summarizes contributions made to, earnings on and withdrawals from the ERP in fiscal year 2011.

Name	Year	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals and Distributions ($)	Aggregate Balance at Last FYE ($)
Alan D. Feldman	2011	—	—	—	63,598	—
William M. Guzik	2011	—	—	—	332,654	—
Frederick W. Dow, Jr.	2011	—	—	—	62,186	—
Alvin K. Marr	2011	—	—	—	76,879	—
Michael J. Gould	2011	—	—	—	—	—

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following is a summary setting forth potential payments payable to the named executive officers upon termination of employment or a change in control of the Company under their current employment arrangements and our other compensation programs. Specifically, compensation payable to each named executive officer upon voluntary termination, involuntary termination without cause, retirement, termination following a change in control, and in the event of death or disability of the executive is discussed below. The amounts shown in the tables below assume that such termination was effective as of January 1, 2012, and, therefore, includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives (or their beneficiaries) upon their termination. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event, the price of the Company Common Stock and the executive’s age.

Payments Made Upon Any Termination

Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment. Such amounts include:

•	earned but unpaid salary through the date of termination;

•	non-equity incentive compensation earned and payable prior to the date of termination;

•

option grants received under the Amended and Restated Midas, Inc. Stock Incentive Plan and the Amended and Restated Midas. Inc. Treasury Stock Plan which have already vested and are exercisable prior to the date of termination (except in the case of involuntary termination for cause or voluntary termination without the written consent of the Company, in which event all vested option grants immediately lapse), subject to the terms of the applicable Nonqualified Stock Option Agreement;

•

restricted stock grants received under the Amended and Restated Midas, Inc. Stock Incentive Plan and the Amended and Restated Treasury Stock Plan which have already vested prior to the date of termination;

•	unused vacation pay; and

•	amounts accrued and vested under the Company’s Savings Plan, ERP (as applicable), Retirement Plan and SERP.

Payments Made Upon Involuntary Termination Without Cause

As a result of original employment letters (in the case of Messrs. Feldman and Dow) and severance agreements (in the case of Messrs. Guzik and Marr) entered into by the Company with the named executive officers, in the event that one of these named executive officer’s employment is involuntarily terminated without cause (or, in the case of Mr. Dow, any involuntary termination for reasons other than engagement in gross conduct injurious to the Company), then such executive would receive, in addition to the items identified under the heading “Payments Made Upon Any Termination” above:

•	in the case of Mr. Feldman, 24 months of base salary continuation (excluding automobile allowance), and continuation of executive medical, dental and basic life insurance benefits for the same period;

•

in the case of Mr. Dow, a lump sum payment equal to 12 months of base salary (excluding automobile allowance), and reimbursement for COBRA coverage (medical and dental) for a 12-month period immediately following termination; and

•

in the case of Messrs. Guzik and Marr, a severance payment in an amount equal to one year’s base salary and continuation of executive medical, dental and basic life insurance benefits for the one-year period immediately following termination.

Table of Payments Made Upon Involuntary Termination Without Cause

Name	Base Salary ($)	Life, Medical, Dental, Accident & Disability Insurance ($)	Total ($)
Alan D. Feldman	1,305,000	71,010	1,376,010
William M. Guzik	295,000	26,523	321,523
Frederick W. Dow, Jr.	257,500	17,157	274,657
Alvin K. Marr	240,000	4,332	244,332
Michael J. Gould	108,500	8,249	116,749

Payments Made Upon Retirement

In the event of the retirement of a named executive officer, in addition to the items identified under the heading “—Payments Made Upon Any Termination” above:

•

all then outstanding unvested options which were issued prior to fiscal year 2007 will immediately and automatically vest and be exercisable, and the executive officer will retain such options for the remainder of the options’ then outstanding 10-year term;

•	all then outstanding shares of restricted stock which were issued prior to fiscal year 2006 will immediately and automatically vest;

•

the executive officer will have the right to continue receiving, at his own expense, health and welfare benefits until he reaches age 65, as well as health, prescription and medical benefits for his dependents, as applicable; and

•	the executive officer will have the right to continue receiving, at his own expense, life insurance benefits until his death.

Table of Payments Made Upon Retirement

Messrs. Feldman and Dow are the only named executive officers who were eligible to receive immediate retirement benefits as of January 1, 2012. The following table includes the intrinsic value (that is, the value based upon the closing price of the Company Common Stock on the New York Stock Exchange on January 1, 2012, but minus the exercise price, in the case of options) of the unvested stock options that would have become exercisable and the intrinsic value of the restricted stock that would have immediately vested if such named executive officer had retired on January 1, 2012.

Name	Unvested Stock Options ($)	Restricted Stock ($)	Retirement Plan ($)(a)	SERP ($)(a)	Nonqualified Deferred Compensation ($)
Alan D. Feldman	—	—	21,230	76,639	—
Frederick W. Dow, Jr.	—	—	20,230	7,549	—

(a)	This amount represents an annual payment.

Payments Made Upon Death or Permanent Disability

In the event of the death or permanent disability of a named executive officer, in addition to the items listed under the heading “—Payments Made Upon Any Termination” above:

•	in the case of death only, all then outstanding unvested options will immediately and automatically vest and be exercisable, subject to the terms of the applicable Nonqualified Stock Option Agreement;

•	all then outstanding shares of restricted stock will immediately and automatically vest; and

•	the executive officer will receive benefits under the Company’s disability plan or payments under the Company’s life insurance plan, as appropriate.

Table of Payments Made Upon Death

The following table includes the intrinsic value (that is, the value based upon the closing price of the Company Common Stock on the New York Stock Exchange on January 1, 2012, but minus the exercise price, in the case of options) of equity awards that would have become exercisable or would have immediately vested if the named executive had died on January 1, 2012.

Name	Life Insurance ($)	Stock Options ($)	Restricted Stock ($)	Total ($)
Alan D. Feldman	1,957,500	265,589	2,430,961	4,654,050
William M. Guzik	885,000	80,979	659,935	1,625,914
Frederick W. Dow, Jr.	772,500	46,200	424,681	1,243,381
Alvin K. Marr	720,000	44,606	436,844	1,201,450
Michael J. Gould	651,000	36,412	260,835	948,247

Table of Payments Made Upon Permanent Disability

The following table includes the intrinsic value (that is, the value based upon the closing price of the Company Common Stock on the New York Stock Exchange on January 1, 2012, but minus the exercise price, in the case of options) of equity awards that would have become exercisable or would have immediately vested if the named executive had been permanently disabled on January 1, 2012. For these purposes, “permanent disability” generally means total disability, resulting in the officer being unable to perform his job as determined by CIGNA, the Company’s life and disability insurance provider.

Name	Disability ($)(a)	Restricted Stock ($)	Total ($)
Alan D. Feldman	977,890	2,430,961	3,408,851
William M. Guzik	1,436,514	659,935	2,096,449
Frederick W. Dow, Jr.	329,250	424,681	753,931
Alvin K. Marr	1,465,713	436,844	1,902,557
Michael J. Gould	804,461	260,835	1,065,296

(a)	This amount represents the present value (at a rate of 4.6494) of the long-term disability payments that would be paid to the named executive officer until he reaches the retirement age of 65.

Payments Made Upon Certain Termination Events Following Change in Control

The Company has entered into Change in Control Agreements with each of the named executive officers. Pursuant to these agreements, if the named executive officer is terminated following a change in control (as defined under the Change in Control Agreements), other than for cause or by reason of death or disability, or if the executive terminates his employment in certain qualifying circumstances defined as “good reason” under the Change in Control Agreements (See “Summary Compensation Table—Agreements with Named Executive Officers—Change in Control Agreements” above for a definition of “good reason”), in addition to the items listed under the heading “—Payments Made Upon Any Termination” above:

•

he will receive a lump sum payment equal to three years’ “adjusted annual compensation”, which is equal to (a) annual base salary, plus (b) the greater of the amounts earned by the executive under the Company’s annual incentive compensation plan over the two preceding calendar years (or the prior calendar year if executive has only participated in such plan for one calendar year) plus (c) one-third of the sum of the amounts of current “target” values for the executive under any annual or long-term incentive compensation plans, prorated from the beginning of the applicable measurement period through the end of the month in which the Qualified Termination (as defined in the Change in Control Agreement) occurs;

•	he will receive a payment equal to the amount of any parachute payment excise tax and any additional taxes resulting from such severance compensation; and

•	he will continue to participate in the Company’s employee benefit programs or equivalent benefits for three years following termination.

In addition, under the terms of the Company’s equity incentive plan, upon a change in control:

•	all then outstanding unvested options will immediately and automatically vest and be exercisable, and he will retain such options for the remainder of the options’ then outstanding 10-year term; and

•	all then outstanding shares of restricted stock will immediately and automatically vest.

A more detailed discussion of the terms and provisions of the Change in Control Agreements is provided under the heading “Summary Compensation Table—Agreements with Named Executive Officers” above.

Table of Payments Made Upon Certain Termination Events Following Change in Control

Name	Base Salary ($)	Non-Equity Incentive Compensation ($)(a)	Prorated Annual Incentive Awards ($)(b)	Prorated Long- Term Incentive Awards ($)(c)	Stock Options and Restricted Stock ($)(d)	Life, Medical, Dental, Accident & Disability Insurance ($)	Executive Benefits ($)(e)	Pension and Retirement Plans ($)(f)	Early Retirement Pension Payment ($)(g)	Subtotal ($)	Parachute Payment Excise Tax and Related Tax Gross-up ($)(h)	Total ($)
Alan D. Feldman	1,957,500	902,310	573,626	—	2,696,551	106,515	170,850	314,220	1,121,290	7,842,862	2,428,327	10,271,189
William M. Guzik	885,000	261,252	177,529	—	740,914	79,569	137,850	80,665	—	2,362,779	674,527	3,037,306
Frederick W. Dow, Jr.	772,500	187,428	123,252	—	470,881	51,471	110,850	104,396	204,255	2,025,033	652,809	2,677,842
Alvin K. Marr	705,000	175,545	117,324	—	481,450	12,996	110,850	44,686	—	1,662,851	477,759	2,140,610
Michael J. Gould	651,000	148,632	111,028	—	297,247	49,491	99,981	—	208,477	1,565,856	597,605	2,163,458

(a)	Reflects three times the highest annual cash incentive award earned in 2009 or 2010.
(b)	Represents the annual cash incentive award earned in 2011 and paid in March 2012.
(c)	Under the Change in Control Agreements, the named executive officers are to receive payments for current “target” amounts for the executive under the Company’s long-term incentive plan, prorated from the beginning of the applicable measurement period through the end of the month in which a Qualified Termination (as defined in the Change in Control Agreement) occurs. Currently, the Company’s only long-term incentive plan is its equity incentive plan. All awards under the equity incentive plan will vest in full upon the change in control. As a result, it is the view of the Compensation Committee that the executives will not have any outstanding, unvested long-term incentive awards that would result in a payment under the preceding sentence. To the extent the executives received long-term incentive awards in the future that were unvested at the time of a Qualified Termination, it is the view of the Compensation Committee that they would be entitled to receive the target amount under the applicable plan pro-rated from the beginning of the applicable measurement period for the award through the end of the month in which the Qualified Termination occurs. Management has informed the Compensation Committee that they interpret their change in control agreements to require a lump sum payment equal to the value of one year’s worth of equity awards at targeted levels, without regard to proration. For example, the Compensation Committee generally targets equity awards for the named executive officers at between 100% and 200% of base salary. Based upon this interpretation, Messrs. Feldman, Guzik, Dow, Marr and Gould would be entitled to an additional lump sum payment equal to $1,305,000, $442,500, $257,500, $240,000 and $217,000, respectively, which would result in additional tax reimbursements to them of $677,043, $229,572, $133,593, $124,514 and $112,581, respectively.
(d)	This column includes the intrinsic value (that is, the value based upon the closing price of the Company Common Stock on the New York Stock Exchange on December 31, 2011, but minus the exercise price, in the case of options) of equity awards that would have vested had there been a change in control on December 31, 2011.
(e)	This amount represents the named executive officer’s auto allowance, executive medical reimbursement, financial planning allowance and 401k employer match multiplied by three years, as provided in the Change in Control Agreement.
(f)	This amount represents the incremental net present value of three years of additional service credits provided to the named executive officer under the Retirement Plan and the SERP, as required under the Change in Control Agreement.
(g)	This amount represents a one time lump sum payment to the named executive officers who are presently eligible for early retirement in order to compensate them for the difference between (1) the normal early retirement benefits that they are presently entitled to receive under the Retirement Plan and the SERP, and (2) the benefits that such named executive officer would have been entitled to receive under the Retirement Plan and the SERP had he retired at age 65, as required under the Change in Control Agreement.
(h)	This calculation assumes a gross-up percentage on excise tax of 259.4033722%.

Golden Parachute Payments

Pursuant to Item 402(t) of Regulation S-K, we are required to provide certain information about “golden parachute payments” that may be implicated by a transaction to which this Information Statement pertains. That information is set forth in the Solicitation/Recommendation Statement on Schedule 14D-9 filed by the Company on March 28, 2012 and is incorporated herein by reference.

NON-MANAGEMENT DIRECTORS’ COMPENSATION

The Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on its Board of Directors. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill-level required by the Company of its Board members. Directors are not subject to a minimum share ownership requirement.

The Nominating and Corporate Governance Committee of the Company’s Board of Directors (the “Nominating Committee”) has responsibility for recommending, and periodically reviewing the appropriateness of, the compensation program for Board members. The Nominating Committee believes that total director compensation should be competitive with the compensation paid to directors of companies with characteristics similar to those of the Company.

Cash Compensation Paid to Board Members

Under the current director compensation structure, the Lead Director receives an annual retainer of $70,000, and each director who is a committee chairperson receives an annual retainer of $50,000, as director compensation. In addition, any director who is not a committee chairperson but who serves as the Financial Expert of the Audit and Finance Committee receives an annual retainer of $50,000 as director compensation. No additional fees are paid for meeting attendance.

Directors who are employees of the Company received no compensation for their services as directors.

In addition to the annual retainers and the restricted stock awards described below, commencing in 2009, each non-management Board member is entitled to reimbursement from the Company for up to $1,000 in annual expenses relating to director education.

In addition, Messrs. Bindley, Dykes and Gilbert and Ms. Routson received $10,000 in 2011 for their participation in the Special Committee. Mr. Gilbert received an additional $5,000 in 2011 for serving as chairperson of the Special Committee.

Stock-Based Compensation

In addition to the fees described above, each director receives an Annual Director Restricted Stock Award under the Amended and Restated Stock Incentive Plan. Currently, the Annual Director Restricted Stock Award consists of 3,000 restricted shares of Company Common Stock. These restricted shares vest in four equal annual installments commencing on the first anniversary of the date of grant. In the event of a director’s retirement (which is defined, under Midas’ retirement policies, as a voluntary termination of one’s directorship after reaching 55 years of age and after at least five years of service with Midas), all then unvested shares of restricted stock held by such director will fully vest, as further described in the footnotes to the “Non-Management Directors’ Compensation Table” below. In the event of a Change in Control (as defined in the Amended and Restated Stock Incentive Plan), each restricted share will vest and, in certain cases, will be settled in cash by the Company. The Company’s current policy is to issue the Annual Director Restricted Stock Awards simultaneously with the annual issuance of awards to executives under the Amended and Restated Stock Incentive Plan.

Directors’ Deferred Compensation Plan

Pursuant to the Midas, Inc. Directors’ Deferred Compensation Plan, non-management directors may elect to defer receipt of all or a portion of his or her cash-based director compensation from the Company until a future date. The plan also allows non-management directors to have all or a portion of his or her cash-based director compensation from the Company paid in the form of shares of the Company Common Stock.

Each non-management director who elects to defer receipt of his or her cash-based director compensation has the option of being credited with either share units (in Company Common Stock) or cash units. The number of share units to which the participating director is entitled will be determined based upon the dollar amount deferred and the closing price of the Company Common Stock on the New York Stock Exchange on the date that the cash-based compensation would otherwise have been paid to the director. Cash units under the plan accrue interest compounded monthly at the prime rate.

Amounts deferred under this plan are distributed to each non-management director on such future date or dates specified by such director on his or her payment election form, but in no event earlier than two calendar years from the last day of the plan year for which deferrals are made. The non-management director may elect to have payments made in a single lump-sum payment or up to a maximum of 10 substantially equal annual installments.

The plan is intended to operate in full compliance with the insider trading liability rules under Section 16 of the Securities Exchange Act of 1934. In 2008, the plan was modified as necessary in order to ensure its compliance with Section 409A of the Internal Revenue Code of 1986, as amended.

No directors are currently participating in this plan.

Director Compensation

The following table summarizes the fees and other compensation that the Company’s directors (other than those who are employed by the Company) earned for services as members of the Board of Directors and any committee of the Board of Directors during fiscal year 2011.

Name	Fees Earned or Paid in Cash ($)(a)	Stock Awards ($)(b)(c)	Option Awards ($)(a)(b)	Total ($)
Robert R. Schoeberl	70,000	21,150	—	91,150
Thomas L. Bindley	60,000	21,150	—	81,152
Archie R. Dykes	60,000	21,150	—	81,150
Jarobin Gilbert, Jr.	65,000	21,150	—	86,150
Diane L. Routson	60,000	21,150	—	81,150

(a)	Of this amount, the following was paid to the named director for participation on the Special Committee: Mr. Bindley, $10,000; Dr. Dykes $10,000; Mr. Gilbert, $15,000; and Ms. Routson, $10.000.
(b)	Represents the aggregate grant date fair value as determined using the Financial Accounting Standards Codification Topic 718 (formerly referred to as Statement of Financial Accounting Standard No. 123R). The assumptions underlying the grant date fair value are described in the Company’s financial statements contained in its 2011 Annual Report on Form 10-K on page F-29, footnote 10.
(c)	As of December 31, 2011, each of our directors had the following option awards and restricted stock awards outstanding:

Name	Unexercised Options— Unexercisable (#)	Unexercised Options— Exercisable (#)	Unvested Restricted Shares (#)(1)
Robert R. Schoeberl	—	15,267	8,332
Thomas L. Bindley	—	6,000	8,332
Archie R. Dykes	—	6,000	8,332
Jarobin Gilbert, Jr.	—	3,200	8,332
Diane L. Routson	—	2,000	8,332

(1)

666 of the 8,332 restricted shares were granted on May 10, 2005, while another 666 of the 8,332 restricted shares were granted on May 9, 2006, and another 1,000 of the 8,332 restricted shares were granted on May 8, 2007. These shares vest on the seventh anniversary of the date of grant, except that an amount equal to thirty-three and one-third percent (33 1/3%) of all of such shares shall immediately vest on each anniversary of the date of grant if, on such anniversary date, the cumulative total stockholder return on the Company Common Stock during the immediately preceding 12-month period exceeds the cumulative total stockholder return on the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”) for the same period. In connection with the 2007 Annual Director Restricted Stock Awards, all beginning and ending measurements shall be calculated using the simple average closing price of the Company Common Stock on the New York Stock Exchange or the final S&P 500 Index, as applicable, during the 21-day trading period commencing 10 trading days before and ending 10 trading days after the grant date or the anniversary of the grant date, as applicable. 500 of the remaining 8,332 restricted shares were granted on May 6, 2008 and vest on May 6, 2012. 1,000 of the remaining 8,332 restricted shares were granted on May 12, 2009 and vest in two equal installments of 500 each on May 12, 2012 and 2013. 1,500 of the 8,332 restricted shares were granted on May 11, 2010 and vest in three equal installments of 500 each on May 11, 2012, 2013 and 2014. The remaining 3,000 of the 8,332 restricted shares were granted on May 10, 2011. These restricted shares vest in four equal installments commencing on the first anniversary of the date of grant.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The Company’s By-Laws require the Company to indemnify and hold harmless each of its directors and officers, including the named executive officers, to the fullest extent authorized by the General Corporation Law of the State of Delaware, as amended, against all expense, liability and loss incurred by such individual in any action, suit or proceeding, whether civil, criminal administrative or investigative, to which such individual is made a party, is threatened to be made a party, or in which such individual is involved, by reason of the fact that he or she is or was a director or officer of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of any other corporation or of a partnership, joint venture, trust or other enterprise. The Certificate of Incorporation provides, however, that no such obligation to indemnify exists as to proceedings initiated by a director, officer, employee or agent unless (a) it is a proceeding (or part thereof) initiated to enforce a right to indemnification under the By-Laws; or (b) it was authorized by the Company’s Board of Directors. The foregoing indemnification continues as to a person who has ceased to be a director or officer of the Company.

The By-Laws also provide that the Company shall have the authority to purchase and maintain insurance, at its expense, to protect itself and its directors and officers, including the named executive officers, against any expense, liability or loss, whether or not the Company would have the power to indemnify such person against such expense, liability or loss under the General Corporation Law of the State of Delaware. The Company has, and intends to continue, maintaining director and officer liability insurance, to the extent available on reasonable terms.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors and officers under the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Securities Act of 1933, and may, therefore, be unenforceable.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table gives information about the Company’s common stock that may be issued under the Company’s equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders [1,2,3]	1,129,085	$8.96	219,454
Equity compensation plans not approved by security holders [4]	552,526	7.26	0

Total	1,681,611	$8.40	219,454

1	Includes the MDS Stock Incentive Plan and the MDS Directors’ Deferred Compensation Plan.
2	The MDS Directors’ Deferred Compensation Plan was adopted in 2002. This plan provides non-officer directors the option of using their Board and Board Committee annual retainer and meeting attendance fees from the Company to purchase shares of the Company’s Common Stock, or of deferring receipt of such fees in the form of cash units and units representing shares of the Company’s Common Stock. The Plan provides for a 100,000 maximum aggregate number of shares. The Company’s intention is to use treasury shares for such purposes. No shares have been issued under this plan. All current fees and other compensation for directors are outlined in the 2012 Proxy Statement.
3	The MDS Treasury Stock Plan, adopted in 2002, authorizes the issuance of up to 400,000 shares of MDS common stock held in Treasury pursuant to the exercise of incentive stock options, non-qualified stock options and stock appreciation rights and the grant of restricted stock and performance awards. The plan as amended and restated, was approved by shareholders on May 11, 2010. As of December 31, 2011, only 1,161 shares under this plan remain available for issuance.
4	The Company issues non-qualified stock options to certain individuals in order to induce them to accept employment with the Company. Pursuant to the rules of the New York Stock Exchange, options issued under this program are not considered part of the MDS Stock Incentive Plan and are not deducted from the number of securities remaining available for future issuance. As of December 31, 2011, inducement options for a total of 552,526 shares were outstanding. These options have a ten-year term and vest over a period of five years commencing from the date of grant.

The following table sets forth certain information, as of March 20, 2012, with respect to all persons known by us to be the beneficial owners of more than 5% of our outstanding Shares, each of our directors, each of our named executive officers and all of our directors and executive officers as a group. Unless otherwise noted, the address of each beneficial owner listed in the table is c/o Midas, Inc., 1300 Arlington Heights Road, Itasca, Illinois 60143.

Name	Amount and Nature of Beneficial Ownership(a)		Percent of Class
Thomas L. Bindley	27,915		*
Frederick W. Dow, Jr.	149,898		1.04%
Archie R. Dykes	20,941		*
Alan D. Feldman	1,271,505		8.39%
Jarobin Gilbert, Jr.	15,671		*
Michael J. Gould	63,969		*
William M. Guzik	262,991		1.81%
Alvin K. Marr	108,273		*
Diane L. Routson	14,000		*
Robert R. Schoeberl	41,714		*
All Directors and Executive Officers as a Group (11 persons (b))	1,995,718	(c)	12.92%

Name	Amount and Nature of Beneficial Ownership(a)		Percent of Class
Mario J. Gabelli (and affiliates)	3,508,530	(d)	24.35%
Cumberland Private Wealth Management Inc.	861,000	(e)	5.98%
BlackRock, Inc.	767,105	(f)	5.32%

*	Less than 1%.
(a)	Includes:

(i)	shares which the named director or executive officer has the right to acquire prior to or on May 19, 2012 through the exercise of stock options, as follows: Mr. Bindley, 6,000 shares; Mr. Dow, 73,014 shares; Dr. Dykes, 6,000 shares; Mr. Feldman, 751,502 shares; Mr. Gilbert, 3,200 shares; Mr. Gould, 25,339 shares; Mr. Guzik, 118,109 shares; Mr. Marr, 34,998 shares; Ms. Routson, 2,000 shares; and Mr. Schoeberl, 15,267 shares.
(ii)	shares of restricted stock owned by the named director or executive officer which are subject to possible forfeiture under outstanding restricted stock awards and time-based vesting conditions and which will vest prior to May 19, 2012, as follows: Mr. Bindley, 2,916 shares; Mr. Dow, 14,073 shares; Dr. Dykes, 2,916 shares; Mr. Feldman, 77,033 shares; Mr. Gilbert, 2,916 shares; Mr. Gould, 8,449 shares; Mr. Guzik, 19,093 shares; Mr. Marr, 15,489 shares; Ms. Routson, 2,916 shares; and Mr. Schoeberl, 2,916 shares.
(iii)	shares of restricted stock owned by the named director or executive officer which are subject to possible forfeiture under outstanding restricted stock awards and which may vest prior to May 19, 2012, if certain performance-based vesting conditions are achieved, as follows: Mr. Bindley, 667 shares; Mr. Dow, 6,483 shares; Dr. Dykes, 667 shares; Mr. Feldman, 40,333 shares; Mr. Gilbert, 667 shares; Mr. Gould, 333 shares; Mr. Guzik, 8,767 shares; Mr. Marr, 6,483 shares; Ms. Routson, 667 shares; and Mr. Schoeberl, 667 shares.
(iv)	shares of restricted stock owned by the named executive officer which are subject to forfeiture, a portion of which may vest on May 12, 2012 if certain performance-based vesting conditions are achieved, as follows: Mr. Dow, 5,000 shares; Mr. Feldman, 30,000 shares; Mr. Gould, 5,000 shares; Mr. Guzik, 9,000 shares; and Mr. Marr, 5,000 shares.
(v)	shares of restricted stock owned by the named executive officer which are subject to forfeiture, a portion of which may vest on May 10, 2012 if certain performance-based vesting conditions are achieved, as follows: Mr. Dow, 5,600 shares; Mr. Feldman, 28,800 shares; Mr. Gould, 5,600 shares; Mr. Guzik, 9,600 shares; and Mr. Marr, 5,600 shares.
(iv)	shares of restricted stock owned by the named director or executive officer which are subject to possible forfeiture under outstanding restricted stock awards and time-based and/or performance vesting conditions and which are not scheduled to vest prior to May 19, 2012, as follows: Mr. Bindley, 4,749 shares; Mr. Dow, 18,283 shares; Dr. Dykes, 4,749 shares; Mr. Feldman, 106,833 shares; Mr. Gilbert, 4,749 shares; Mr. Gould, 10,983 shares; Mr. Guzik, 30,366 shares; Mr. Marr, 18,283 shares; Ms. Routson, 4,749 shares; and Mr. Schoeberl, 4,749 shares.
(b)	Includes the directors and executive officers listed in the table above and one additional executive officer who is also required to report her beneficial ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934 as of March 20, 2012.
(c)	The number of shares shown as beneficially owned includes: (i) 1,038,679 shares which the directors and executive officers have the right to acquire prior to or on May 19, 2012, through the exercise of stock options; (ii) 151,042 shares which are subject to possible forfeiture under outstanding restricted stock awards and time-based vesting conditions and which are scheduled to vest prior to May 19, 2012; (iii) 65,901 shares which are subject to possible forfeiture under outstanding restricted stock awards and which may vest prior to May 19, 2012, if certain performance-based vesting conditions are achieved; (iv) 54,000 shares which are subject to possible forfeiture under outstanding restricted stock awards and some of which may vest on May 12, 2012, if certain performance-based vesting conditions are achieved; (v) 56,800 shares which are subject to possible forfeiture under outstanding restricted stock awards and some of which may vest on May 10, 2012, if certain performance-based vesting conditions are achieved; (vi) 215,784 shares which are subject to possible forfeiture under outstanding restricted stock awards and time-based and/or performance vesting conditions and which are not schedule to vest prior to May 19, 2012; and (vii) 1,080 shares representing the vested beneficial interest of such persons under Midas’ Retirement Savings Plan as of March 20, 2012.
(d)

Based on a Schedule 13D/A filed on December 7, 2011, by Mario J. Gabelli and various entities which he directly or indirectly controls or for which he acts as chief investment officer. Of such reported shares: (i) 960,803 shares are beneficially owned by Gabelli Funds, LLC, a registered investment advisor (“Gabelli Funds”), which provides advisory services for certain registered investment companies listed in the Schedule 13D/A; (ii) 2,216,779 shares are beneficially owned by GAMCO Asset Management Inc., a registered investment advisor (“GAMCO”); (iii) 299,548 shares are beneficially owned by Teton Advisers, Inc., a registered investment advisor (“Teton Advisors”); (iv) 20,000 shares are beneficially owned by Gabelli Securities, Inc., a registered investment advisor (“GSI”); (v) 8,000 shares are beneficially owned by Gabelli Foundation, Inc., a private foundation (the “Foundation”); and (vi) 3,400 shares are beneficially owned by Mario J. Gabelli. GAMCO is a wholly-owned subsidiary of GAMCO Investors, Inc. (“GBL”). GGCP, Inc. (“GGCP”) is the ultimate controlling stockholder of GBL. Mario J. Gabelli is deemed to have beneficial ownership of the securities owned beneficially by each of the foregoing persons. GBL and GGCP are deemed to have beneficial ownership of the securities owned beneficially by each of the foregoing persons other than Mario J. Gabelli and the Foundation. Each of the reporting persons has sole voting and dispositive power with respect to the shares reported for such person in the Schedule 13D/A, except that (1) GAMCO does not have authority to vote 50,500 of the reported shares; (2) Gabelli Funds has sole dispositive and voting power of the shares held by the funds identified in the Schedule 13D/A (the “Funds”) as long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in the Company and, in that event, the Proxy Voting Committee of each Fund shall respectively vote that Fund’s shares; (3) at any time, the Proxy Voting Committee of each Fund may take and exercise, in its sole discretion, the entire voting power with respect to the shares held by such Fund under special circumstances such as regulatory considerations; and (4) the power of Mario J. Gabelli, GBL and GGCP is indirect with respect to securities beneficially owned directly by the other reporting persons. The principal business address for Gabelli Funds, GAMCO, Teton Advisors, GSI, GBL and Mario J. Gabelli is One Corporate Center, Rye, NY 10580. The principal business address for GGCP is 140 Greenwich Avenue, Greenwich, CT 06830. The principal business address for the Foundation is 165 West Liberty Street, Reno, NV 89501.
(e)	Based on a Schedule 13G/A filed on January 31, 2012, Cumberland Private Wealth Management Inc. (“Cumberland”) owns 861,000 shares. The principal business address of Cumberland is 99 Yorkville Avenue, Suite 300, Toronto, Ontario M5R 3K5 Canada.
(f)

Based on a Schedule 13G/A filed on February 13, 2012, BlackRock, Inc. (“BlackRock”) may be deemed to beneficially own an aggregate of 767,105 shares. The principal business address of BlackRock is 40 East 52nd Street, New York, NY 10022.

None of the directors or executive officers of Midas listed in the foregoing table has pledged as security any of his or her Shares shown in the table.

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

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Nominating and Corporate Governance Committee of the Board reviews all relationships and transactions in which the Company and one or more of its directors, executive officers and/or their immediately family members are participants, in order to determine whether such persons have a direct or indirect material interest. The Company’s Corporate Secretary is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based upon the facts and circumstances, whether a related person has a direct or indirect material interest in the transaction involving the Company. As required under the rules of the Securities and Exchange Commission, transactions involving the Company that are determined to be directly or indirectly material to a related person must be disclosed in the Company’s 10-K or proxy statement. In addition, the Nominating Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. As set forth in the Company’s Related Person Transaction Policies and Procedures, in the course of the Nominating Committee’s review and approval or ratification of a related person transaction, the Nominating Committee will take into account, among other factors it deems appropriate, the following:

•	the material terms of the transaction, including, without limitation, the amount and type of the transaction;

•	the nature and extent of the related person’s interest in the transaction;

•	the importance of the transaction to the Company;

•	the importance of the transaction to the related person;

•

whether the transaction is fair and reasonable to the Company and otherwise on terms no less favorable to the Company than terms generally available to an unaffiliated third party under the same or similar circumstances;

•	whether the transaction would impair the judgment of the interested director or executive officer to act in the best interest of the Company; and

•	any other facts, circumstances, or factors that the Nominating Committee deems appropriate.

Board Leadership Structure, Risk Oversight and Director Independence

As required under the rules of the New York Stock Exchange, a majority of the Board members is independent. The independent Board members are as follows: Thomas L. Bindley, Archie R. Dykes, Jarobin Gilbert, Jr., Diane L. Routson and Robert R. Schoeberl. Alan D. Feldman, Midas’ President, Chief Executive Officer and Chairman of the Board, is the only non-independent Board member. The Board has not adopted categorical standards for independence purposes (other than those set forth in the New York Stock Exchange listing standards). Based upon information provided by the directors and Midas, the Board determined that none of the non-management directors have any material relationships (e.g., commercial, industrial, banking, consulting, legal, accounting, charitable or familial) which would impair his or her independence.

The independent Board members have determined that the most effective Board leadership structure for Midas at the present time is for the Chief Executive Officer to also serve as Chairman of the Board, a structure that has served Midas well in the past. The independent Board members believe that, because the Chief Executive Officer is ultimately responsible for the day-to-day operation of Midas and for executing Midas’ strategy, and because the performance of Midas is an integral part of Board deliberations, the Chief Executive Officer is the most appropriate Board member to act as Chairman of the Board. The Board retains the authority to modify this structure as and when deemed appropriate in order to best address Midas’ specific circumstances and to advance the best interests of all of the Company’s constituents, including its stockholders.

Midas also has a Lead Director. This position is currently filled by Robert R. Schoeberl. As the Lead Director, Mr. Schoeberl also has leadership authority and responsibilities. The Chairman of the Board and the Lead Director together set the agenda for all Board meetings, and the Lead Director sets the agenda for, and leads, all executive meetings of the independent directors, providing consolidated feedback, as appropriate, from those meetings to the Chairman of the Board and Chief Executive Officer. The Lead Director also has the authority to call meetings of the Board in executive session; facilitate discussions, outside of scheduled meetings of the Board of Directors, among the independent directors on key issues, as required; and serve as a non-exclusive liaison with the Chairman of the Board and Chief Executive Officer, in consultation with the other independent directors.

The Board is actively involved in the oversight of risks that could affect Midas. This oversight is conducted primarily through Committees of the Board, as disclosed in the descriptions of each of the Committees below and in the charters of each of the Committees. However, the full Board has retained responsibility for general oversight of the Company’s risks. The Board satisfies this responsibility through the receipt of full reports from each Committee chair regarding the Committee’s considerations and actions, as well as through the receipt of regular reports directly from officers of the Company responsible for the oversight of particular risks relating to Midas and its business operations.

Any member of the Nominating Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction. However, such director will be counted in determining the presence of a quorum at the meeting of the Nominating Committee that considers the transaction.

Currently, there are no related person transactions that are required to be reported pursuant to the rules of the Securities and Exchange Commission.

ITEM 14

PRINCIPAL ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees billed to Midas for the fiscal years ended January 1, 2011 and December 31, 2011 by Midas’ principal accounting firm, KPMG LLP:

	Fiscal 2010	Fiscal 2011
Audit Fees (a)	$930,000	$885,000
Audit-Related Fees (b)	74,423	75,604
Tax Fees	1,500	1,500
All Other Fees	0	0

	$1,005,923	$962,104

(a)	Includes fees for services provided in connection with Sarbanes-Oxley Section 404 attestation.
(b)	Represents fees for employee benefit plan audits.

PRE-APPROVAL POLICY FOR INDEPENDENT AUDITORS’ SERVICES

Pursuant to its charter, the Audit and Finance Committee, or a subcommittee thereof comprised of one or more independent directors, is responsible for pre-approving all audit and permitted non-audit services to be performed for Midas by its independent auditors. In recognition of this responsibility, the Audit and Finance Committee has established a policy to pre-approve all audit and permissible non-audit services provided by Midas’ independent auditors. During the year, circumstances may arise when it may become necessary to engage the independent auditors for additional services not contemplated in the original pre-approval. In those instances, the Audit and Finance Committee requires specific pre-approval before engaging the independent auditors. The Audit and Finance Committee may delegate pre-approval authority to a subcommittee comprised of one or more of its members. The member or members to whom such authority is delegated must report, for information purposes only, any pre-approval decisions to the Audit and Finance Committee at its next scheduled meeting. The Audit and Finance Committee has delegated to the Committee Chairman the authority to approve, on behalf of the Committee, the engagement of Midas’ independent auditors to provide specific audit and permitted non-audit services which may from time to time be required by Midas, provided that the estimated fees for such services do not exceed $50,000 per year in the aggregate. During the fiscal year ended December 31, 2011, all services performed for Midas by KPMG LLP, Midas’ independent auditors, were pre-approved by the Audit and Finance Committee in accordance with this policy.

ITEM 15

(b)	Exhibits.

An index to exhibits has been filed as part of this Amendment No. 1 and is incorporated herein by reference.

INDEX TO EXHIBITS

Item	Description

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a) / 15d – 14(a).

32.1#	Section 1350 Certifications.

#	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of April 2012.

MIDAS, INC.

By:	/S/ WILLIAM M. GUZIK
William M. Guzik Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on behalf of the Registrant, this 17th day of April 2012.

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